Form 10-Q
period 2007-03-31
Beneficial Mutual Bancorp Inc
filed 2007-06-28
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 1-33476

                  BENEFICIAL MUTUAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	56-2480744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Walnut Street, Philadelphia, Pennsylvania	19106
(Address of principal executive offices)	(Zip Code)

                                 (215) 864-6000
(Registrant’s telephone number, including area code)

                                    Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

As of June 28, 2007, there were 100 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Beneficial Mutual Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”) with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on May 14, 2007. The Registration Statement included audited financial statements for the year ended December 31, 2006. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the quarter reported in the Form S-1.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)
	March 31, 2007	December 31, 2006
ASSETS:
Cash and Cash Equivalents:
Cash and due from banks	$18,088	$20,320
Interest-bearing deposits	4,333	2,325
Federal funds sold	9,054	502
Total cash and cash equivalents	31,475	23,147

Investment Securities:
Available for sale (amortized cost of $328,983 and $335,265 at March 31, 2007
and December 31, 2006, respectively)	325,265	330,867
Held to maturity (estimated fair value of $122,934 and $127,233 at March 31,
2007 and December 31, 2006, respectively)	125,428	130,357
Federal Home Loan Bank stock, at cost	14,108	15,544
Total investment securities	464,801	476,768

Loans:	1,661,610	1,688,825
Allowance for loan losses	(17,462)	(17,368)
Net loans	1,644,148	1,671,457

Accrued Interest Receivable	10,948	11,565

Bank Premises and Equipment, net	34,356	33,168

Other Assets:
Bank owned life insurance	28,348	28,003
Goodwill and other intangibles	8,548	8,635
Other assets	54,700	47,476
Total other assets	91,596	84,114

Total Assets	$2,277,324	$2,300,219

LIABILITIES AND RETAINED EARNINGS:
Liabilities:
Deposits:
Non-interest bearing deposits	$74,322	$79,862
Interest bearing deposits	1,559,203	1,588,014
Total deposits	1,633,525	1,667,876
Borrowed funds	299,196	294,896
Other liabilities	61,826	57,032
Total liabilities	1,994,547	2,019,804

Commitments and Contingencies
Retained Earnings:
Common Stock - $1 par value 100,000 shares authorized; 100 shares issued and outstanding
Retained earnings (partially restricted)	294,907	293,157
Accumulated other comprehensive loss	(12,130)	(12,742)
Total retained earnings	282,777	280,415

Total Liabilities and Retained Earnings	$2,277,324	$2,300,219

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
(Dollars in thousands)
	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans:
Personal	$12,066	$12,534
Business	9,730	7,911
Residential mortgages	3,970	4,341
Total	25,766	24,786

Interest on federal funds sold	12	46

Interest and dividends on investment securities:
Taxable	5,356	5,446
Tax-exempt	247	213
Total interest income	31,381	30,491

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	424	429
Money market and savings deposits	2,669	2,029
Time deposits	9,195	7,428
Total	12,288	9,886

Interest on borrowed funds	3,706	4,533

Total interest expense	15,994	14,419

Net Interest Income	15,387	16,072

Provision for Loan Losses	300	600

Net Interest Income After Provision for Loan Losses	15,087	15,472

Other Income:
Service charges and other income	2,086	2,032
Gains on sale of investment securities available for sale	313	617
Other	445	419
Total other income	2,844	3,068

Operating Expenses:
Salaries and employee benefits	9,123	8,616
Occupancy expense	1,960	1,902
Depreciation, amortization and maintenance	1,348	1,322
Advertising	686	441
Intangible amortization expense	88	107
Other	2,776	2,455
Total operating expense	15,981	14,843

Income Before Income Taxes	1,950	3,697

Income Tax Expense	200	927

Net Income	$1,750	$2,770

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Retained Earnings
(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Retained Earnings	Comprehensive Income

BALANCE, JANUARY 1, 2006	$281,532	($ 3,160)	$278,372

Comprehensive income:
Net income	2,770		2,770	$2,770

Other comprehensive income:
Net unrealized holding losses on available for sale
securities arising during the period (net of income tax benefit of $669)				(1,243)
Reclassification adjustment for net gains included in
net income (net of income tax of $216)				(401)
Total other comprehensive income		(1,644)	(1,644)	(1,644)

Comprehensive Income				$1,126

BALANCE, MARCH 31, 2006	$284,302	($ 4,804)	$279,498

BALANCE, JANUARY 1, 2007	293,157	(12,742)	280,415

Comprehensive income:
Net Income	1,750		1,750	1,750

Other comprehensive income:
Net unrealized holding gains on available for sale
securities arising during the period (net of income tax of $358)				666
Reclassification adjustment for net gains included in net income (net of income tax of $110)				(203)
Pension and other post retirement benefits (net of income tax benefit of $81)				149
Total other comprehensive income		612	612	612

Comprehensive Income				$2,362
BALANCE, MARCH 31, 2007	$294,907	($12,130)	$282,777

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)
	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,750	$2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	600
Depreciation and amortization	909	865
Intangible amortization	88	106
Gain on sale of investments	(313)	(617)
Accretion of discount	(71)	(55)
Amortization of premium	87	119
Origination of loans held for sale	(1,194)	(1,079)
Proceeds from sales of loans	1,016	926
Deferred income taxes	(2,738)	(1,840)
Loss (gain) from sales of premises and equipment	5	(3)
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivables	514	59
Accrued interest payable	446	(346)
Income taxes payable	1,734	2,769
Other liabilities	2,615	(8,008)
Other assets	(4,549)	3,357
Net cash provided by (used in) operating activities	599	(377)

INVESTING ACTIVITIES:
Cash paid in excess of cash equivalents for business acquired	0	(500)
Loans originated or acquired	(101,102)	(127,866)
Principal repayment on loans	128,115	117,448
Purchase of investment securities available for sale	(9,606)	(4,840)
Proceeds from sales and maturities of investment securities available for sale	16,242	17,144
Proceeds from maturities, calls or repayments of investment securities held to maturity	4,871	5,395
Redemption of Federal Home Loan Bank stock	1,436	2,908
Net (increase) decrease in other real estate owned	(67)	293
Purchase of premises and equipment	(2,146)	(2,227)
Proceeds from sale of premises and equipment	38	0
Net cash provided by (used in) investing activities	37,781	7,755

FINANCING ACTIVITIES:
Net increase (decrease) in borrowed funds	4,300	(32,279)
Net increase (decrease) in checking, savings and demand accounts	17,702	(6,225)
Net increase (decrease) in time deposits	(52,054)	17,778
Net cash provided by (used in) financing activities	(30,052)	(20,726)

Net Increase (Decrease) in Cash and Cash Equivalents	8,328	(13,348)

Cash and Cash Equivalents, Beginning of Period	23,147	32,930

Cash and Cash Equivalents, End of Period	$31,475	$19,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$15,549	$4,653
Cash payments of income taxes	1,461	0
Transfers to other real estate owned	128	306

See accompanying notes to unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) Form S-1, filed May 14, 2007. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a variable interest entity (“VIE”) where the Company is the primary beneficiary. The financial statements include the accounts of Beneficial Savings Bank and its wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are as follows: Beneficial Investment Center, LLC, which offers non-deposit products, Neumann Corporation, a Delaware corporation, which was formed for the purpose of managing certain investments, Beneficial Insurance Services, LLC, which was formed to provide insurance services to individual and business customers and BSB Union Corporation, a leasing company. All significant intercompany accounts and transactions have been eliminated. In addition a VIE was consolidated in the financial statements. Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company determined it operates in one reporting segment which is community banking.

Use of Estimates in the Preparation of Financial Statements

These unaudited interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates include the allowance for loan losses, goodwill and other intangible assets. Actual results could differ from those estimates and assumptions.

NOTE 2 — NATURE OF OPERATIONS

Effective August 20, 2004, Beneficial Mutual Savings Bank (the “Bank”) restructured as part of a Plan of Reorganization (the “Reorganization”) from a mutual savings bank to a mutual holding company. Pursuant to the Reorganization, the Bank became a Pennsylvania-chartered stock savings bank, which is wholly owned by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”), a federally chartered stock holding company. The Company is wholly owned by Beneficial Savings Bank MHC (the “MHC”), a federally chartered mutual holding company. The Bank’s depositors approved the Reorganization and all applicable regulatory approvals were received from the Pennsylvania Department of Banking (the “Department”), the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”).

In connection with the Reorganization, the Company issued 100 shares, par value $1.00 per share, to the MHC. The Company currently has 100,000 shares of common stock, par value $1.00 per share, authorized.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 41 offices throughout the Philadelphia metropolitan area. The Bank is supervised and regulated by the Department and the OTS regulates the Company and the MHC. The deposits of the Bank are insured by the Deposit Insurance Fund and are subject to regulation by the FDIC.

Merger and Minority Stock Offering

On October 13, 2006, the Company announced that it had signed a definitive merger agreement with FMS Financial Corporation, the parent of Farmers and Mechanics Bank (together, “FMS”). Under the terms of the agreement, approved by the Boards of Directors of both companies, Bancorp will conduct a minority stock offering to the Bank’s depositors and the public and immediately thereafter will acquire FMS. Upon completion of the merger, Farmers and Mechanics Bank will be merged with and into the Bank.

FMS shareholders will receive $28.00 per share, in the form of stock, cash or a combination of cash and stock, subject to the election and proration procedures set forth in the merger agreement. To the extent necessary to maintain the aggregate pro forma tangible book value of the shares, Bancorp common stock is to be issued in the merger at not less than $65.6 million and to fulfill the intention of Bancorp and of FMS that the transaction qualify as a tax-free transaction for both parties, the percentage of shares of FMS common stock to be exchanged for cash will not be less than 35 percent nor more than 42.5 percent and the percentage of shares of FMS common stock to be exchanged for shares of Bancorp common stock will not be less than 57.5 percent nor more than 65 percent. The aggregate transaction value is approximately $183 million.

Following the completion of the minority stock offering and the merger, a majority of Bancorp’s outstanding common stock will be held by its parent, the MHC, and the remaining portion will be held by subscribers to Bancorp’s minority stock offering and the former shareholders of FMS Financial Corporation. As such, Bancorp will remain in a mutual holding company structure.

Following completion of the offering and merger, Bancorp will be authorized to issue four hundred million shares, of which three hundred million shares shall be common stock having a par value of $0.01 per share and of which one hundred million shall be preferred stock having a par value of $0.01 per share. Each share of the Company’s common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

In the event Bancorp pays dividends to its stockholders, it will also be required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends.

The definitive merger agreement is subject to the approval of FMS shareholders and regulatory authorities, along with the completion of Bancorp’s minority stock offering. During the fourth quarter of 2006, Bancorp adopted a Plan of Minority Stock Issuance. Management believes that both the minority stock issuance and the merger will close in July 2007.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  To date, no stock offering expenses have been expensed.  At March 31, 2007, $783,000 of costs had been incurred and deferred. If the stock offering is not completed, these costs will be expensed. The cost associated with the acquisition of FMS will be recorded as part of the purchase accounting entries and at March 31, 2007, $395,000 of costs had been incurred and deferred. If the acquisition is not consummated, these costs will be expensed.

In March 2007, FMS announced the closing of eleven branch locations at an estimated net cost of $1.5 million. The Company has entered into an agreement with FMS to indemnify FMS for any and all costs associated with the branch closures in the event that the proposed merger is not consummated.

The Company intends to establish a charitable foundation, named “The Beneficial Foundation” as part of the offering. The charitable foundation will be funded by a combination of Bancorp common stock and cash, subject to the completion of the initial public offering. The Beneficial Foundation will make charitable grants and donations and support projects located within the Company’s market areas.

NOTE 3 — EARNINGS PER SHARE

The Company has 100 shares of common stock issued at March 31, 2007 and December 31, 2006. Earnings per share is not presented on the income statement because it is not meaningful. Earnings per share will be presented upon completion of the minority stock offering discussed above.

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. Management is currently evaluating the effect of SFAS 159 on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the effect of SFAS 157 on the Company’s financial condition and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective January 1, 2007. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning retained earnings, with disclosure of the items included in the cumulative effect. The adoption of SAB 108 did not have a material impact on the Company’s financial condition and results of operations.

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the initial adoption did not have a material impact on the Company’s financial condition and results of operations. At the adoption date of January 1, 2007, the Company had a liability for uncertain tax positions of $135,000. Of this amount, $96,000 represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income. As of January 1, 2007, the Company had approximately $39,000 of accrued interest and penalties, which are included in the liability for uncertain tax positions. The tax years 2003 through 2006 remain subject to examination by all jurisdictions. As of January 1, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s uncertain tax positions.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140” (“SFAS 156”), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights, or MSRs) at fair value, with the changes in fair value recorded in the Consolidated Statement of Income.  SFAS No. 156 is effective for years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective for years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.

NOTE 5 — GROSS UNREALIZED LOSSES BY INVESTMENT CATEGORY

Investments that have been in a continuous unrealized loss position for periods of less than 12 months and 12 months or longer at March 31, 2007 and December 31, 2006 are summarized in the following table:

(Dollars in thousands)	March 31, 2007
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored
Enterprise ("GSE") and Agency Notes	$4,901	$64	$75,353	$1,088	$80,254	$1,152
Other mortgage-backed securities	5,021	45	109,020	3,225	114,041	3,270
Municipal and other bonds	0	0	10,641	97	10,641	97
Collateralized mortgage obligations	0	0	112,394	3,414	112,394	3,414
Subtotal, debt securities	9,922	109	307,408	7,824	317,330	7,933
Equity securities	4,265	342	0	0	4,265	342
Total temporarily impaired securities	$14,187	$451	$307,408	$7,824	$321,595	$8,275

	December 31, 2006
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored
Enterprise ("GSE") and Agency Notes	$6,859	$17	$73,385	$1,466	$80,244	$1,483
Other mortgage-backed securities	9,869	30	126,346	3,941	136,215	3,971
Municipal and other bonds	4,804	16	5,891	76	10,695	92
Collateralized mortgage obligations	0	0	116,164	4,057	116,164	4,057
Subtotal, debt securities	21,532	63	321,786	9,540	343,318	9,603
Equity securities	1,434	66	0	0	1,434	66
Total temporarily impaired securities	$22,966	$129	$321,786	$9,540	$344,752	$9,669

United States Government Sponsored Enterprise (“GSE”) and Agency Notes

The Company’s investments in GSE Notes consist of debt obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Bank (“FHLB”), and the Federal Farm Credit Bank (“FFCB”). The Company’s investments in Agency Notes consist of debt obligations of the Department of Housing and Urban Development (“HUD”). The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

Mortgage-Backed Securities

The Company’s investments in mortgage-backed securities consist of GSE mortgage-backed securities and government agency mortgage-backed securities. The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments in GSE mortgage-backed securities are debt obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government. The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

Municipal and Other Bonds

The Company’s investments in this category are comprised of municipal bonds and corporate bonds. The municipal bonds consist of general obligation and revenue bonds of entities located in the Commonwealth of Pennsylvania. These bonds are rated AAA by S&P and/or Aaa by Moody’s. Other bonds consist of corporate bonds, which are rated investment grade at March 31, 2007. The unrealized losses on the Company’s municipal and other bonds were caused by interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

Collateralized Mortgage Obligations

The Company’s investments in this category consist of collateralized mortgage obligations issued by FHLMC, FNMA, and whole loan mortgage-backed securities rated AAA by S&P. The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

Equity Securities

The Company’s investments in equity securities consist of bank-issued common stocks. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

NOTE 6 — COMMITMENTS

Outstanding loan commitments totaled $129.4 million at March 31, 2007, as compared to $100.4 million as of March 31, 2006. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses - We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: value of collateral; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of the examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Income Taxes - We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Beneficial Mutual Bancorp, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Beneficial Mutual Savings Bank’s market area, changes in real estate market values in Beneficial Mutual Savings Bank’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

At March 31, 2007, total assets decreased $22.9 million, or 1.00% to $2.28 billion from $2.30 billion at December 31, 2006.  This decrease was primarily due to decreases of $12.0 million or 2.51% in investment securities and $27.3 million, or 1.63% in net loans receivable, partially offset by an increase in cash and cash equivalents of $8.3 million, or 35.98%, which was due to an increase in federal funds sold.  Deposits decreased to $1.63 billion at March 31, 2007 from $1.67 billion at December 31, 2006 as reductions in time deposits, including brokered time deposits, were partially offset by increases in money market, savings and checking accounts, and total borrowings increased from $294.9 million at December 31, 2006 to $299.2 million at March 31, 2007, while Federal Home Loan Bank advances remained constant at $196.6 million. Equity increased $2.4 million or 0.84% between December 31, 2006 and March 31, 2007 due to net income of $1.8 million, along with a decrease in unrealized losses in the available for sale investment portfolio.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

General - Net income decreased by $1.0 million, or 36.82% to $1.8 million for the three months ended March 31, 2007, compared to $2.8 million for the same period in 2006.  The change in net income was primarily due to decreases in net interest income and non-interest income, and an increase in non-interest expenses, partially offset by decreases in the provisions for loan losses and income taxes.

Net Interest Income - Net interest income decreased $685,000 or 4.26% to $15.4 million for the three months ended March 31, 2007, compared to $16.1 million for the same period in 2006.  The decrease in net interest income in the 2007 period compared to the same period in 2006 was primarily due to continued pressure on the Bank’s interest rate spread.  The Bank’s interest rate spread equaled 2.40% for the three months ended March 31, 2007, compared to 2.46% for the three months ended March 31, 2006.

The following table summarizes average balances and average yields and costs for the three month periods ended March 31, 2007 and 2006.

(Dollars in thousands)	2007			2006
March 31,	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$7,000	$87	4.97%	$2,049	$22	4.29%
Loans	1,679,741	25,766	6.14	1,740,222	24,786	5.70
Investment securities	151,267	1,625	4.30	153,051	1,424	3.72
Mortgage-backed securities	184,682	2,190	4.74	210,383	2,379	4.52
Collateralized mortgage obligations	135,401	1,701	5.03	150,260	1,834	4.88
Other interest-earning assets	911	12	5.27	4,305	46	4.27
Total interest-earning assets	2,159,002	31,381	5.81	2,260,270	30,491	5.40

Non-interest earning assets	131,751			106,999
Total assets	$2,290,753	$31,381		$2,367,269	$30,491

Liabilities and stockholders’ equity:
Interest-earning checking accounts	164,912	424	1.03	167,175	429	1.03
Money market accounts	292,323	2,215	3.03	264,928	1,513	2.28
Savings accounts	247,421	454	0.73	280,926	516	0.73
Time deposits	872,615	9,195	4.21	858,460	7,428	3.46
Total interest-bearing deposits	1,577,271	12,288	3.12	1,571,489	9,886	2.52

Federal Home Loan Bank advances	195,272	2,436	4.99	253,597	2,919	4.60
Repurchase agreements	88,600	1,082	4.88	92,646	1,049	4.53
Federal Home Loan Bank overnight
Borrowings	0	0.00		37,288	420	4.51
Other borrowings	15,304	188	4.91	11,364	145	5.10
Total interest-bearing liabilities	1,876,447	15,994	3.41	1,966,384	14,419	2.93

Non-interest-bearing deposits	73,541			80,811
Other non-interest-bearing liabilities	59,711			39,587
Total liabilities	2,009,699	15,994		2,086,782	14,419

Total stockholders’ equity	281,054			280,487
Total liabilities and stockholders’ equity	$2,290,753			$2,367,269
Net interest income		$15,387			$16,072
Interest rate spread			2.40%			2.46%
Net interest margin			2.85%			2.84%
Average interest-earning assets to
average interest-bearing liabilities			115.06%			114.95%

Provision for Loan Losses - The provision for loan losses amounted to $300,000 for three months ended March 31, 2007, compared to $600,000 for the same period in 2006, and was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio.  The change in the provision for loan losses in the 2007 period compared to the same period in 2006 reflects the lower level of net charge-offs and the decrease in average loans outstanding.

Non-interest Income - Non-interest income decreased $224,000 or 7.30% from $3.1 million for the three months ended March 31, 2007, to $2.8 million for the same period in 2006.  This change was primarily due to a decrease in profit on the sale of available for sale equity securities to $313,000 during the quarter ended March 31, 2007 from $617,000 during the period ended March 31, 2006. This decrease was partially offset by a $107,000 reduction in losses on other assets, including operating losses on limited partnerships established to support low to moderate income housing.

Non-interest Expense - Non-interest expenses increased $1.1 million, or 7.67% to $15.9 million for the three months ended March 31, 2007 from $14.8 million during the same period in 2006. The increase was primarily due to an increase of $507,000 or 5.88% in salary and employee benefits, an increase of $308,000 or 120.30% in professional fees and an increase of $245,000 or 55.53% in advertising expense. The increase in salaries and employee benefits was primarily attributable to increases in post-retirement and pension benefits expense and the salary and benefits expense of sales and marketing personnel. The increase in professional fees relates primarily to additional reporting requirements and to expenses associated with the integration of FMS Financial. The increase in advertising expense can be attributed to the Bank’s increased efforts to promote its products and services.

Income Tax Expense - The provision for income taxes was $200,000 for the period ended March 31, 2007, reflecting an effective tax rate of 10.26%, compared to $927,000 for the period ended March 31, 2006, reflecting an effective tax rate of 25.08%. The change in 2007 from 2006 was primarily due to a decrease in income before income taxes of $1.7 million, while tax-exempt income on tax-exempt securities and Bank-owned life insurance, and federal income tax credits remained fairly constant.

Liquidity and Capital Management

Liquidity Management - Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $31.5 million. In addition, at March 31, 2007, we had arrangements to borrow up to $969.8 million from the Federal Home Loan Bank of Pittsburgh. On March 31, 2007, we had $196.6 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At March 31, 2007, we had $129.4 million in loan commitments outstanding, which consisted of $50.6 million and $4.0 million in commercial and consumer commitments to fund loans, respectively, $56.3 and $10.5 million in commercial and consumer unused lines of credit, respectively, and $6.5 million in standby letters of credit. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2007 totaled $213.2 million, or 25.32% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at March 31, 2007:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Commitments to fund loans	$54,633	$54,633	$0	$0	$0
Unused lines of credit	68,257	51,569	4,686	0	12,002
Standby letters of credit	6,519	5,976	543	0	0
Operating lease obligations	26,532	4,193	7,964	4,538	9,837
Purchase obligations	305	305	0	0	0
Total	$156,246	$116,676	$13,193	$4,538	$21,839

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,	Year Ended December 31,
	2007	2006	2005
Investing activities:
Loan purchases	$0	$(5,064)	$(38,283)
Loan originations	(101,102)	(502,021)	(661,965)
Principal repayments on loans	128,131	550,048	544,164
Purchases of investment securities available for sale	(9,606)	(55,779)	(61,767)
Purchases of investment securities held to maturity	0	(474)	(555)
Proceeds from sales and maturities of investment
securities available for sale	16,242	67,130	129,593
Proceeds from maturities, calls or repayments of
investment securities held to maturity	4,871	33,162	42,345

Financing activities:
Increase (decrease) in deposits	(34,352)	12,925	49,679
Increase (decrease) in Federal Home Loan Bank Advances	0	(66,347)	(82,437)
Increase (decrease) in repurchase agreements	0	(4,318)	78,686
Increase (decrease) in Federal Home Loan Bank overnight borrowings	0	(49,900)	130
Increase (decrease) in other borrowings	(4,300)	7,250	0

Capital Management - We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering will significantly increase our liquidity and capital resources. After taking into consideration the effect of the acquisition of FMS, it is expected that the Company’s equity will increase by $302.6 million from December 31, 2006 to $583.0 million, assuming that the offering is completed at the maximum, as adjusted, of the offering range. (See "Capitalization" in the Company's Registration Statement). Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the Office of Thrift Supervision of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an Office of Thrift Supervision-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Beneficial Mutual Savings Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 6 of the notes to the unaudited consolidated financial statements.

For the period ended March 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Qualitative Aspects of Market Risk

Interest rate risk is defined as the expose of current and future earnings, and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate loans, and short-term deposits could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as repricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk); from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar repricing characteristics (basis risk); and from interest rate related options imbedded in the bank’s assets and liabilities (option risk).

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits.

Quantitative Aspects of Market Risk

We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure. We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which were changed due to changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity is defined as the present value of future cash flows from exiting assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one year). Economic value simulation captures more information and reflects the entire asset and liability maturity spectrum. Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the equity of Beneficial Mutual Savings Bank. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

The Asset/Liability Management Committee produces reports on a quarterly basis, which compare baseline (no interest rate change) current positions showing forecasted net income, the economic value of equity and the duration of individual asset and liability classes, and of equity. Duration is defined as the weighted average time to the receipt of the present value of future cash flows. These baseline forecasts are subjected to a series of interest rate changes, in order to demonstrate or model the specific impact of the interest rate scenario tested on income, equity and duration. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore control interest rate risk.

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2007. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of an instantaneous, parallel change in market interest rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity. Further the computation does not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

As of March 31, 2007:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$68,864	$67,730	$67,231
% change	1.67%		-0.74%

Net Income at Risk:
Net income	8,431	7,712	7,388
% change	9.33%		-4.19%

Economic Value at Risk:
Equity	371,831	361,445	308,574
% change	2.87%		-14.63%

As of March 31, 2007, based on the scenarios above, net interest income, net income and economic value would be adversely affected over a one-year time horizon in a rising rate environment.

The net interest income at risk results indicate a slightly liability sensitive profile, which provides net interest margin benefits and a decline in risk in declining rate scenarios. The economic value at risk remains limited in magnitude and indicates potential moderate exposures in increasing rate environments.

The present value of equity remains at a premium to book value and our results indicate that we are well positioned with limited net interest income and economic value at risk and that all interest risk results continue to be within our policy guidelines.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beneficial Mutual Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, initially filed with the Securities and Exchange Commission on March 14, 2007. As of March 31, 2007, the risk factors of the Company have not changed materially from those reported in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

	3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (1)

	4.0	Form of Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.0	Section 1350 Certification
_________________________
(1)
Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: June 28, 2007	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: June 28, 2007	By:	/s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and Chief Financial Officer
(principal financial officer)