Form 10-Q
period 2007-06-30
Beneficial Mutual Bancorp Inc
filed 2007-08-14
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒ No ☐

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
Yes ☐ No ☒

As of August 14, 2007, there were 82,264,600 shares of the registrant’s common stock outstanding.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)
	June 30, 2007	December 31, 2006
ASSETS:
Cash and Cash Equivalents:
Cash and due from banks	$20,348	$20,320
Interest-bearing deposits	3,518	2,325
Federal funds sold	71,512	502
Total cash and cash equivalents	95,378	23,147

Investment Securities:
Available for sale (amortized cost of $592,508 and $335,265 at June 30, 2007 and December 31, 2006, respectively)	585,297	330,867
Held to maturity (estimated fair value of $117,043 and $127,233 at June 30, 2007 and December 31, 2006, respectively)	120,710	130,357
Federal Home Loan Bank stock, at cost	13,717	15,544
Total investment securities	719,724	476,768

Loans:	1,632,639	1,688,825
Allowance for loan losses	(17,238)	(17,368)
Net loans	1,615,401	1,671,457

Accrued Interest Receivable	11,526	11,565

Bank Premises and Equipment, net	35,500	33,168

Other Assets:
Bank owned life insurance	28,698	28,003
Goodwill and other intangibles	8,464	8,635
Other assets	65,574	47,476
Total other assets	102,736	84,114

TOTAL ASSETS	$2,580,265	$2,300,219

LIABILITIES AND RETAINED EARNINGS:
Liabilities:
Deposits:
Non-interest bearing deposits	$89,689	$90,040
Interest bearing deposits	1,522,997	1,588,014
Total deposits	1,612,686	1,678,054
Borrowed funds	232,746	294,896
Stock subscription liability	394,104	0
Other liabilities	58,319	46,854
Total liabilities	2,297,855	2,019,804

Commitments and Contingencies
Retained Earnings:
Common Stock - $1 par value 100,000 shares authorized; 100 shares issued and outstanding	-	-
Retained earnings (partially restricted)	296,568	293,157
Accumulated other comprehensive loss	(14,158)	(12,742)
Total retained earnings	282,410	280,415

TOTAL LIABILITIES AND RETAINED EARNINGS	$2,580,265	$2,300,219

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$25,875	$25,649	$51,641	$50,435

Interest on federal funds sold	280	7	292	53

Interest and dividends on investment securities:
Taxable	5,805	5,428	11,161	10,873
Tax-exempt	248	239	495	453
Total interest income	32,208	31,323	63,589	61,814

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	478	456	901	884
Money market and savings deposits	2,904	2,081	5,573	4,109
Time deposits	8,888	8,120	18,083	15,548
Total	12,270	10,657	24,557	20,541

Interest on borrowed funds	3,412	4,590	7,119	9,123

Total interest expense	15,682	15,247	31,676	29,664

Net interest income	16,526	16,076	31,913	32,150

Provision for loan losses	0	600	300	1,200

Net Interest Income After Provision for Loan Losses	16,526	15,476	31,613	30,950

NON-INTEREST INCOME:
Insurance commission income	938	813	2,134	1,968
Service charges and other income	1,385	1,472	2,721	2,768
Gains on sale of investment securities available for sale	367	157	679	774
Total non-interest income	2,690	2,442	5,534	5,510

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,267	8,436	18,390	17,053
Occupancy	2,034	1,848	3,994	3,750
Depreciation, amortization and maintenance	1,406	1,352	2,754	2,674
Advertising	1,041	727	1,727	1,168
Amortization of intangibles	84	106	172	213
Other	3,247	2,435	6,024	4,891
Total non-interest expense	17,079	14,904	33,061	29,749

INCOME BEFORE INCOME TAXES	2,137	3,014	4,086	6,711

INCOME TAX EXPENSE	225	576	425	1,503

NET INCOME	$1,912	$2,438	$3,661	$5,208

Basic and diluted earnings per share	$0.04	$0.05	$0.08	$0.11

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Retained Earnings
(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Retained Earnings	Comprehensive Income

BALANCE, JANUARY 1, 2006	$281,532	($ 3,160)	$278,372

Comprehensive income:
Net income	5,208		5,208	$5,208

Other comprehensive income (loss):
Net unrealized holding losses on available for sale
securities arising during the period (net of income tax of $1,554)				(2,886)
Reclassification adjustment for net gains included in
net income (net of income tax of $271)				(503)
Total other comprehensive income		(3,389)	(3,389)	(3,389)

Comprehensive Income				$1,819

BALANCE, JUNE 30, 2006	$286,740	($ 6,549)	$280,191

BALANCE, JANUARY 1, 2007	$293,157	($12,742)	$280,415

Comprehensive income:
Net Income	3,661		3,661	3,661

Other comprehensive income (loss):
Net unrealized holding losses on available for sale
securities arising during the period (net of income tax of $685)				(1,273)
Reclassification adjustment for net gains included in net income (net of income tax of $238)				(441)
Pension and other post retirement benefits (net of income tax benefit of $160)				298
Total other comprehensive income (loss)		(1,416)	(1,416)	(1,416)

Comprehensive Income				$2,245
Dividend to Parent Company	(250)		(250)
BALANCE, JUNE 30, 2007	$296,568	($14,158)	$282,410

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,661	$5,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	300	1,200
Depreciation and amortization	1,778	1,752
Intangible amortization	171	213
Gain on sale of investments	(679)	(774)
Accretion of discount on investment securities	(806)	(127)
Amortization of premium on investment securities	172	226
Origination of loans held for sale	(2,406)	(3,419)
Proceeds from sales of loans	2,064	3,403
Deferred income taxes	(3,166)	(4,792)
Loss (gain) from sales of premises and equipment	8	(70)
Increase in bank owned life insurance	(695)	(748)
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	39	(660)
Accrued interest payable	(368)	(143)
Income taxes payable	(1,652)	71
Other liabilities	12,985	(1,487)
Other assets	(12,877)	2,741
Net cash provided by (used in) operating activities	(1,471)	2,594

INVESTING ACTIVITIES:
Cash paid in excess of cash equivalents for business acquired	0	(500)
Loans originated or acquired	(206,492)	(256,321)
Principal repayment on loans	262,590	246,533
Purchase of investment securities available for sale	(295,778)	(31,150)
Proceeds from sales and maturities of investment securities available for sale	39,959	33,240
Proceeds from maturities, calls or repayments of investment securities held to maturity	9,536	12,535
Redemption of Federal Home Loan Bank stock	1,827	2,272
Net (increase) decrease in other real estate owned	36	280
Purchase of premises and equipment	(4,182)	(3,228)
Proceeds from sale of premises and equipment	64	282
Net cash provided by (used in) investing activities	(192,440)	3,943

FINANCING ACTIVITIES:
Net increase (decrease) in borrowed funds	(62,150)	(36,151)
Net increase (decrease) in checking, savings and demand accounts	34,353	(30,926)
Net increase (decrease) in time deposits	(99,721)	52,206
Cash dividend to parent company	(250)	0
Proceeds from stock subscriptions	393,910	0
Net cash provided by (used in) financing activities	266,142	(14,871)

Net increase (decrease) in cash and cash equivalents	72,231	(8,334)

Cash and cash equivalents, beginning of period	23,147	32,930

Cash and cash equivalents, end of period	$95,378	$24,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$32,045	$29,809
Cash payments of income taxes	5,458	6,070
Transfers of loans to other real estate owned	253	328

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Prospectus (the “Prospectus”) included in the Registration Statement on Form S-1 initially filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the Securities and Exchange Commission on May 14, 2007. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a variable interest entity (“VIE”) where the Company is the primary beneficiary. The financial statements include the accounts of Beneficial Savings Bank (the “Bank”) and its wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are as follows: Beneficial Investment Center, LLC, which offers non-deposit products, Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, Beneficial Insurance Services, LLC, which was formed to provide insurance services to individual and business customers and BSB Union Corporation, a leasing company. All significant intercompany accounts and transactions have been eliminated. In addition a VIE was consolidated in the financial statements. Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined it operates in one reporting segment which is community banking.

Certain reclassifications to prior period amounts have been made to conform to current period presentation.

Use of Estimates in the Preparation of Financial Statements

These unaudited interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates include the allowance for loan losses, goodwill, other intangible assets and income taxes. Actual results could differ from those estimates and assumptions.

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns all of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. At June 30, 2007, the Company was wholly owned by Beneficial Savings Bank MHC (the “MHC”), a federally chartered mutual holding company, and had 100 shares of common stock, par value $1.00, outstanding.

On July 13, 2007, the Company completed its initial public offering (“IPO”) and acquisition of FMS Financial Corporation, which are discussed in more detail below. Following consummation of the merger and public offering, the Company had a total of 82,264,600 shares of common stock, par value $.01 per share, outstanding, 36,471,825 of which are held publicly and 45,792,775 of which are held by the MHC.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 41 offices throughout the Philadelphia metropolitan area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Office of Thrift Supervision (the “OTS”) regulates the Company and the MHC. The deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) and are subject to regulation by the FDIC.

Merger and Minority Stock Offering

On October 13, 2006, the Company announced that it had signed a definitive merger agreement with FMS Financial Corporation, the parent of Farmers & Mechanics Bank (together, “FMS”). Under the terms of the agreement, which was approved by the Boards of Directors of both companies, Bancorp conducted a minority stock offering to the Bank’s depositors and the public and immediately thereafter acquired FMS. Upon completion of the merger, Farmers & Mechanics Bank was merged with and into the Bank. The transaction closed on July 13, 2007.

FMS shareholders received $28.00 per share, in the form of stock, cash or a combination of cash and stock, subject to the election and proration procedures set forth in the merger agreement. In connection with the merger, 11,915,200 shares of Company common stock and $64.2 million in cash were issued to former FMS shareholders.

Bancorp is authorized to issue four hundred million shares, of which three hundred million shares shall be common stock having a par value of $0.01 per share and of which one hundred million shall be preferred stock having a par value of $0.01 per share. Each share of the Company’s common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

In the event Bancorp pays dividends to its stockholders, it will also be required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends.

The costs associated with the stock offering were deferred and are deducted from the proceeds upon the sale of the stock. To date, no stock offering expenses have been expensed.  At June 30, 2007, $2.6 million of costs had been incurred and deferred. The cost associated with the acquisition of FMS will be recorded as part of the purchase accounting entries and at June 30, 2007, $1.2 million of costs had been incurred and deferred.

The Company established a charitable foundation, named “The Beneficial Foundation,” as part of the offering. The charitable foundation was funded by a combination of Bancorp common stock and cash. The Beneficial Foundation will make charitable grants and donations and support projects located within the Company’s market area.

NOTE 3 — EARNINGS PER SHARE

The Company had 100 shares of common stock issued at June 30, 2007, which is reflected in the Unaudited Consolidated Statements of Financial Condition.

As described in Note 2, the effective date of the Company’s IPO was July 13, 2007, and a total of 82,264,600 shares were issued. The 100 shares issued to the MHC, in connection with the mutual holding company reorganization completed in 2004 were replaced with 45,792,775 shares, representing 55.7% of the shares issued. The remaining shares were sold in the IPO to the public, were used to acquire the shares of FMS, and were contributed to The Beneficial Foundation.

The replacement of MHC shares is analogous to a stock split or significant stock dividend, therefore, the following earnings per share information is calculated by giving retroactive application to the periods presented of the weighted average number of MHC shares outstanding on the July 13, 2007 transaction date.

The following table presents a calculation of basic and fully diluted earnings per share for the three month and six month periods ended June 30, 2007 and 2006. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.

	Three Months Ended		Six Months Ended
(Dollars in thousands except per share amounts)	June 30,		June 30,
	2007	2006	2007	2006
Basic and diluted earnings per share:

Net income	$1,912	$2,438	$3,661	$5,208

Average common shares outstanding	45,792,775	45,792,775	45,792,775	45,792,775

Net income per common share	$0.04	$0.05	$0.08	$.0.11

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. Management is currently evaluating the effect of SFAS 159 on the Company’s financial condition and results of operations.

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

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the initial adoption did not have a material impact on the Company’s financial condition and results of operations. At the adoption date of January 1, 2007, the Company had a liability for uncertain tax positions of $135,000. Of this amount, $96,000 represents the total of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income. As of January 1, 2007, the Company had approximately $39,000 of accrued interest and penalties, which are included in the liability for uncertain tax positions. The tax years 2003 through 2006 remain subject to examination by all jurisdictions. As of June 30, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in material change to the Company’s uncertain tax positions.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective for years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force Issue ("EITF") No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). An endorsement split-dollar arrangement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and using a separate agreement endorses a portion of the policy death benefit to the insured employee’s beneficiary. EITF 06-4 applies only to those endorsement split-dollar arrangements that provide a death benefit postretirement. This requirement is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect of EITF 06-4 on the Company’s financial condition and results of operations.

NOTE 5 — GROSS UNREALIZED LOSSES BY INVESTMENT CATEGORY

Investments that have been in a continuous unrealized loss position for periods of less than 12 months and 12 months or longer at June 30, 2007 and December 31, 2006 are summarized in the following table:

(Dollars in thousands)	June 30, 2007
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored
Enterprise ("GSE") and Agency Notes	$6,856	$24	$72,969	$1,206	$79,825	$1,230
Other mortgage-backed securities	23,621	164	102,457	4,090	126,078	4,254
Municipal and other bonds	17,851	267	6,455	154	24,306	421
Collateralized mortgage obligations	7,541	117	105,958	5,234	113,499	5,351
Subtotal, debt securities	55,869	572	287,839	10,684	343,708	11,256
Equity securities	5,307	516	0	0	5,307	516
Total temporarily impaired securities	$61,176	$1,088	$287,839	$10,684	$349,015	$11,772

	December 31, 2006
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored
Enterprise ("GSE") and Agency Notes	$6,859	$17	$73,385	$1,466	$80,244	$1,483
Other mortgage-backed securities	9,869	30	126,346	3,941	136,215	3,971
Municipal and other bonds	4,804	16	5,891	76	10,695	92
Collateralized mortgage obligations	0	0	116,164	4,057	116,164	4,057
Subtotal, debt securities	21,532	63	321,786	9,540	343,318	9,603
Equity securities	1,434	66	0	0	1,434	66
Total temporarily impaired securities	$22,966	$129	$321,786	$9,540	$344,752	$9,669

United States Government Sponsored Enterprise (“GSE”) and Agency Notes

The Company’s investments in GSE Notes consist of debt obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Bank (“FHLB”), and the Federal Farm Credit Bank (“FFCB”). The Company’s investments in Agency Notes consist of debt obligations of the Department of Housing and Urban Development (“HUD”). The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

Other Mortgage-Backed Securities

The Company’s investments in other mortgage-backed securities consist of GSE mortgage-backed securities and government agency mortgage-backed securities. The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments in GSE mortgage-backed securities are debt obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government. The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

Municipal and Other Bonds

The Company’s investments in this category are comprised of municipal bonds and corporate bonds. The municipal bonds consist of general obligation and revenue bonds of entities located in the Commonwealth of Pennsylvania. These bonds are rated AAA by S&P and/or Aaa by Moody’s. Other bonds consist of corporate bonds, which are rated investment grade at June 30, 2007. The unrealized losses on the Company’s municipal and other bonds were caused by interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

Collateralized Mortgage Obligations

The Company’s investments in this category consist of collateralized mortgage obligations issued by FHLMC, FNMA, and whole loan mortgage-backed securities rated AAA by S&P. The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

Equity Securities

The Company’s investments in equity securities consist of bank-issued common stocks. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

NOTE 6 — COMMITMENTS

Outstanding loan commitments totaled $128.6 million at June 30, 2007, as compared to $103.6 million as of June 30, 2006. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform.

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

Critical Accounting Policies

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

At June 30, 2007, total assets increased $280.0 million, or 12.17% to $2.58 billion from $2.30 billion at December 31, 2006.  This increase was primarily due to increases of $243.0 million or 50.96% in investment securities and $72.2 million in cash and cash equivalents, of which $71.0 million was due to an increase in federal funds sold, partially offset by a decrease in net loans receivable of $56.1 million, or 3.35%. Deposits decreased to $1.61 billion at June 30, 2007 from $1.68 billion at December 31, 2006 as reductions in time deposits, including brokered time deposits, were partially offset by increases in money market, savings and checking accounts. Total borrowed funds decreased from $294.9 million at December 31, 2006 to $232.7 million at June 30, 2007, which included a decrease in Federal Home Loan Bank advances from $196.6 million at December 31, 2006 to $165.3 million at June 30, 2007. A liability in the amount of $394.1 million was incurred during the quarter ended June 30, 2007 relating to the funds received with subscription orders in connection with Bancorp’s minority stock offering. Equity increased $2.0 million or 0.71% between December 31, 2006 and June 30, 2007 due primarily to net income of $ 3.7 million, partially offset by an increase in unrealized losses in the available for sale investment portfolio.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

General - Net income decreased by $526,000, or 21.58% to $1.9 million for the three months ended June 30, 2007, compared to $2.4 million for the same period in 2006.  The change in net income was primarily due to increases in non-interest expenses, partially offset by increases in net interest income and other income as well as decreases in the provision for loan losses and income taxes.

Net Interest Income - Net interest income increased $450,000 or 2.80% to $16.5 million for the three months ended June 30, 2007, compared to $16.1 million for the same period in 2006.  The increase in net interest income in the 2007 period compared to the same period in 2006 was primarily due to earnings on available funds relating to stock subscriptions received.

Provision for Loan Losses - Net charge-offs during the three month period ended June 30, 2007 declined to $224,000, or 0.01% of average loans outstanding, compared to $377,000, or 0.02% of average loans outstanding for the same three month period in 2006.

The Bank did not record a provision for loan losses during the three months ended June 30, 2007 as compared to $600,000 for the same three month period in 2006. The allowance for loan losses at June 30, 2007 totaled $17.2 million, or 1.06% of total loans outstanding, compared to $17.4 million, or 1.03% of total loans outstanding, at December 31, 2006 and was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The change in the provision for loan losses in the 2007 period compared to the same period in 2006 reflects the lower level of net charge-offs and the decrease in average loans outstanding.

Non-interest Income - Non-interest income increased $248,000 or 10.16% from $2.4 million for the three months ended June 30, 2006, to $2.7 million for the same period in 2007.  This change was primarily due to an increase in profits on the sale of available for sale equity securities of $210,000 and an increase of insurance commission income of $125,000 during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. These increases were partially offset by a reduction in service charges and other income during the quarter of $87,000 which includes operating losses on limited partnerships established to support low to moderate income housing.

Non-interest Expense - Non-interest expenses increased $2.2 million, or 14.6% to $17.1 million for the three months ended June 30, 2007 from $14.9 million during the same period in 2006. The increase was primarily due to an increase of $831,000 or 9.85% in salary and employee benefits, an increase of $307,000 or 83.88% in professional fees and an increase of $314,000 or 43.19% in advertising expense. The increase in salaries and employee benefits was primarily attributable to increases in post-retirement and pension benefits expense and the salary and benefits expense of additional sales and marketing personnel. The increase in professional fees relates primarily to additional reporting requirements and to expenses associated with the integration of FMS. The increase in advertising expense can be attributed to the Bank’s increased efforts to promote its products and services.

The following table summarizes average balances and average yields and costs for the three-month periods ended June 30, 2007 and 2006.

(Dollars in thousands)	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$9,694	$99	4.07%	$727	$8	4.67%
Loans	1,654,533	25,875	6.27	1,745,367	25,649	5.89
Investment securities	190,121	2,170	4.61	158,588	1,651	4.17
Mortgage-backed securities	175,865	2,090	4.75	199,354	2,255	4.41
Collateralized mortgage obligations	133,261	1,694	5.08	142,724	1,753	4.91
Other interest-earning assets	21,311	280	5.20	605	7	4.67
Total interest-earning assets	2,184,785	32,208	5.90	2,247,365	31,323	5.58

Non-interest earning assets	142,117			114,431
Total assets	$2,326,902	$32,208		$2,361,796	$31,323

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$173,080	$478	1.11	$165,426	$456	1.10
Money market accounts	307,023	2,453	3.20	256,573	1,572	2.46
Savings accounts	243,116	451.74		274,156	509.75
Time deposits	821,726	8,888	4.34	880,168	8,120	3.70
Total interest-bearing deposits	1,544,945	12,270	3.19	1,576,323	10,657	2.71

Federal Home Loan Bank advances	186,741	2,295	4.93	237,794	2,895	4.88
Repurchase agreements	78,477	960	4.91	99,316	1,210	4.89
Other borrowings	13,183	157	4.77	40,064	485	4.85
Total interest-bearing liabilities	1,823,346	15,682	3.45	1,953,497	15,247	3.13

Non-interest-bearing deposits	83,896			92,254
Other non-interest-bearing liabilities	137,178			29,415
Total liabilities	2,044,420	15,682		2,075,166	15,247

Total stockholders’ equity	282,482			286,630
Total liabilities and stockholders’ equity	$2,326,902			$2,361,796
Net interest income		$16,526			$16,076
Interest rate spread			2.45			2.45
Net interest margin			3.02			2.87
Average interest-earning assets to average interest-bearing liabilities			119.82			115.04

Income Tax Expense - The provision for income taxes was $225,000 for the period ended June 30, 2007, reflecting an effective tax rate of 10.53%, compared to $576,000 for the period ended June 30, 2006, reflecting an effective tax rate of 19.11%. The change in 2007 from 2006 was primarily due to a decrease in income before income taxes of $877,000, while tax-exempt income on tax-exempt securities and Bank-owned life insurance, and federal income tax credits remained fairly constant.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

General - Net income decreased by $1.5 million, or 29.70% to $3.7 million for the six months ended June 30, 2007, compared to $5.2 million for the same period in 2006.  The change in net income was primarily due to decreases in net interest income and an increase in non-interest expenses, partially offset by decreases in the provisions for loan losses and income taxes. Non-interest income remained relatively constant for the first six months of each year.

The following table summarizes average balances and average yields and costs for the six-month periods ended June 30, 2007 and 2006.

(Dollars in thousands)	Six Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$8,358	$186	4.45%	$1,384	$31	4.46%
Loans	1,667,068	51,641	6.22	1,742,809	50,435	5.82
Investment securities	170,801	3,795	4.49	155,835	3,074	3.96
Mortgage-backed securities	180,249	4,280	4.91	204,838	4,634	4.41
Collateralized mortgage obligations	134,325	3,395	5.05	146,471	3,587	4.90
Other interest-earning assets	11,167	292	5.20	2,445	53	4.33
Total interest-earning assets	2,171,968	63,589	5.88	2,253,782	61,814	5.51

Non-interest-earning assets	136,959			112,433
Total assets	$2,308,927	$63,589		$2,366,215	$61,814

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$167,518	$901	1.08	$164,802	$884	1.08
Money market accounts	299,713	4,667	3.14	260,727	3,084	2.39
Savings accounts	245,257	906.74		277,522	1,025.74
Time deposits	847,030	18,083	4.31	869,374	15,548	3.61
Total interest-bearing deposits	1,559,518	24,557	3.18	1,572,425	20,541	2.63

Federal Home Loan Bank advances	190,983	4,731	5.00	264,193	6,234	4.73
Repurchase agreements	83,511	2,043	4.93	95,999	2,259	4.71
Other borrowings	14,238	345	4.88	24,484	630	4.71
Total interest-bearing liabilities	1,848,250	31,676	3.46	1,957,101	29,664	3.05

Non-interest-bearing deposits	83,846			57,809
Other non-interest-bearing liabilities	95,059			65,973
Total liabilities	2,027,155	31,676		2,080,883	29,664

Total stockholders’ equity	281,772			285,332
Total liabilities and stockholders’ equity	$2,308,927			$2,366,215
Net interest income		$31,913			$32,150
Interest rate spread			2.42			2.46
Net interest margin			2.94			2.86
Average interest-earning assets to average interest-bearing liabilities			117.51			115.16

Net Interest Income - Net interest income decreased $237,000 or 0.74% to $31.9 million for the six months ended June 30, 2007, compared to $32.2 million for the same period in 2006.  The decrease in net interest income in the 2007 period compared to the same period in 2006 was primarily due to continued pressure on the Bank’s interest rate spread, offset by increased earnings related to available funds resulting from stock subscriptions received.  The Bank’s interest rate spread equaled 2.42% for the six months ended June 30, 2007, compared to 2.46% for the six months ended June 30, 2006.

Provision for Loan Losses - Net charge-offs during the six month period ended June 30, 2007 were $430,000, or 0.03% of average loans outstanding, compared to $825,000, or 0.05% of average loans outstanding for the same six month period in 2006.

The provision for loan losses amounted to $300,000 for the six months ended June 30, 2007, compared to $1.2 million for the same period in 2006, and was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  The change in the provision for loan losses in the 2007 period compared to the same period in 2006 reflects the lower level of net charge-offs and the decrease in average loans outstanding.

Non-interest Income - Non-interest income remained relatively constant at $5.5 million for the six months ended June 30, 2007 and the six months ended June 30, 2006.  This included an increase in insurance commission income of $166,000 during the six months ended June 30, 2007 compared to the same period in 2006. This was partially offset by a decrease in profits on the sale of available for sale equity securities of $95,000 and a decrease of $47,000 in service charges and other income during the same periods.

Non-interest Expense - Non-interest expenses increased $3.3 million, or 11.13% to $33.1 million for the six months ended June 30, 2007 from $29.7 million during the same period in 2006. The increase was primarily due to an increase of $1.3 million or 7.84% in salary and employee benefits, an increase of $615,000 or 98.94% in professional fees and an increase of $559,000 or 47.86% in advertising expense. The increase in salaries and employee benefits was primarily attributable to increases in post-retirement and pension benefits expense and the salary and benefits of additional sales and marketing personnel. The increase in other expenses includes professional fees which relate primarily to additional reporting requirements and to expenses associated with the integration of FMS. The increase in advertising expense can be attributed to the Bank’s increased efforts to promote its products and services.

Income Tax Expense - The provision for income taxes was $425,000 for the period ended June 30, 2007, reflecting an effective tax rate of 10.40%, compared to $1.5 million for the period ended June 30, 2006, reflecting an effective tax rate of 22.40%. The change in 2007 from 2006 was primarily due to a decrease in income before income taxes of $2.6 million, while tax-exempt income on tax-exempt securities and Bank-owned life insurance, and federal income tax credits remained fairly constant.

Asset Quality

The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.  The Company's lending and investment activities are discussed in the Prospectus included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 14, 2007. All mortgage-backed securities owned by the Company as of June 30, 2007 possessed the highest possible investment credit rating.

Liquidity and Capital Management

Liquidity Management - Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At June 30, 2007, the Company does not anticipate that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $95.4 million. In addition, at June 30, 2007, we had arrangements to borrow up to $962.4 million from the Federal Home Loan Bank of Pittsburgh. On June 30, 2007, we had $165.3 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2007, we had $128.6 million in loan commitments outstanding, which consisted of $35.0 million and $3.1 million in commercial and consumer commitments to fund loans, respectively, $71.8 and $12.6 million in commercial and consumer unused lines of credit, respectively, and $6.1 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2007 totaled $657.0 million, or 82.73% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We expect, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at June 30, 2007:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Commitments to fund loans	$38,073	$38,073
Unused lines of credit	84,412	71,769			$12,643
Standby letters of credit	6,082	6,082
Operating lease obligations	24,512	4,225	$7,834	$4,359	8,094
Purchase obligations	211	211
Total	$153,290	$120,360	$7,834	$4,359	$20,737

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

The following table presents our primary investing and financing activities during the periods indicated:

(Dollars in thousands)	Six Months Ended June 30,	Year Ended December 31,
	2007	2006	2005
Investing activities:
Loan purchases	$0	$(5,064)	$(38,283)
Loan originations	(206,492)	(502,021)	(661,965)
Principal repayments on loans	262,590	550,048	544,164
Purchases of investment securities available for sale	(295,778)	(55,779)	(61,767)
Purchases of investment securities held to maturity	0	(474)	(555)
Proceeds from sales and maturities of investment securities available for sale	39,959	67,130	129,593
Proceeds from maturities, calls or repayments of investment securities held to maturity	9,536	33,162	42,345

Financing activities:
Increase (decrease) in deposits	(65,368)	12,925	49,679
Increase (decrease) in Federal Home Loan Bank Advances	(31,300)	(66,347)	(82,437)
Increase (decrease) in repurchase agreements	(23,600)	(4,318)	78,686
Increase (decrease) in Federal Home Loan Bank overnight borrowings	0	(49,900)	130
Increase (decrease) in other borrowings	(7,250)	7,250	0

Capital Management - We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources. After taking into consideration the effect of the acquisition of FMS, the Company’s equity increased by approximately $329 million since December 31, 2006 to approximately $610 million. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the Office of Thrift Supervision of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an Office of Thrift Supervision-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce the Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. See “Liquidity Management” for further discussion regarding loan commitments and unused lines of credit.

For the period ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Qualitative Aspects of Market Risk

Interest rate risk is defined as the exposure of current and future earnings, and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate loans, and short-term deposits could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as repricing or maturity mismatch risk.

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

Quantitative Aspects of Market Risk

We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure. We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which were changed due to changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one year). Economic value simulation captures more information and reflects the entire asset and liability maturity spectrum. Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the equity of the Bank. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

The Bank’s Asset/Liability Management Committee produces reports on a quarterly basis, which compare baseline (no interest rate change) current positions showing forecasted net income, the economic value of equity and the duration of individual asset and liability classes, and of equity. Duration is defined as the weighted average time to the receipt of the present value of future cash flows. These baseline forecasts are subjected to a series of interest rate changes, in order to demonstrate or model the specific impact of the interest rate scenario tested on income, equity and duration. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure the interest rate risk exposure present in our current asset/liability structure.

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2007. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of an instantaneous, parallel change in market interest rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2007:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$93,060	$93,302	$94,407
% change	-0.26%		1.18%

Net Income at Risk:
Net income	24,107	24,269	24,988
% change	-0.67%		2.96%

Economic Value at Risk:
Equity	321,713	317,042	282,725
% change	1.47%		-10.82%

As of June 30, 2007, based on the scenarios above, net interest income and net income would be adversely affected over a one-year time horizon in a declining rate environment. Economic value would be adversely affected in a rising rate environment.

The net interest income at risk results indicate a slightly asset sensitive profile, which provides net interest margin benefits and a decline in risk in rising rate scenarios. The economic value at risk remains limited in magnitude and indicates potential moderate exposures in increasing rate environments.

The present value of equity remains at a premium to book value and our results indicate that we are well positioned with limited net interest income and economic value at risk and that all interest risk results continue to be within our policy guidelines.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beneficial Mutual Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Prospectus, initially filed with the Securities and Exchange Commission on March 14, 2007. As of June 30, 2007, the risk factors of the Company have not changed materially from those reported in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (1)

4.0	Form of Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

10.1	Amended and Restated Employment Agreement Between Gerard P. Cuddy and Beneficial Mutual Bancorp, Inc. and Beneficial Mutual Savings Bank

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification
______________________________________________________________
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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 14, 2007	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2007	By:	/s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and Chief Financial Officer
(principal financial officer)