Form 10-Q
period 2007-09-30
Beneficial Mutual Bancorp Inc
filed 2007-11-14
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:   1-33476

          BENEFICIAL MUTUAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	56-2480744
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

510 Walnut Street, Philadelphia, Pennsylvania	19106
(Address of principal executive offices)	(Zip Code)

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
Yes         X                  No

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
Yes                             No         X

As of November 9, 2007, there were 82,264,600 shares of the registrant’s common stock outstanding.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements
BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS:
Cash and Cash Equivalents:
Cash and due from banks	$58,634	$20,320
Interest-bearing deposits	3,065	252
Federal funds sold	35,861	502
Total cash and cash equivalents	97,560	21,074

Investment Securities:
Available for sale (amortized cost of $908,324 and $337,338 at September 30, 2007 and December 31, 2006, respectively)	911,159	332,940
Held to maturity (estimated fair value of $113,756 and $127,233 at September 30, 2007 and December 31, 2006, respectively)	116,027	130,357
Federal Home Loan Bank stock, at cost	18,558	15,544
Total investment securities	1,045,744	478,841

Loans:	2,088,141	1,688,825
Allowance for loan losses	(22,094)	(17,368)
Net loans	2,066,047	1,671,457

Accrued Interest Receivable	18,763	11,565

Bank Premises and Equipment, net	72,996	33,168

Other Assets:
Goodwill	112,132	6,679
Bank owned life insurance	29,049	28,003
Other intangibles	23,548	1,956
Other assets	65,045	47,476
Total other assets	229,774	84,114

Total Assets	$3,530,884	$2,300,219

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Non-interest bearing deposits	$258,533	$90,040
Interest bearing deposits	2,202,543	1,588,014
Total deposits	2,461,076	1,678,054
Borrowed funds	363,664	294,896
Other liabilities	92,658	46,854
Total liabilities	2,917,398	2,019,804

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock - $.01 par value, 100,000,000 shares authorized, none issued or outstanding as of September 30, 2007; none authorized, issued or outstanding as of December 31, 2006	0	0
Common Stock – $.01 par value, 300,000,000 shares authorized, 82,264,600 shares issued and outstanding as of September 30, 2007; $1.00 par value 100,000 shares authorized, 100 shares issued and outstanding as of December 31, 2006	823	0
Additional paid-in capital	360,128	0
Unearned common stock held by employee stock ownership plan	(31,515)	0
Retained earnings (partially restricted)	291,530	293,157
Accumulated other comprehensive loss, net	(7,480)	(12,742)
Total stockholders’ equity	613,486	280,415

Total Liabilities and Stockholders’ Equity	$3,530,884	$2,300,219

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$32,588	$26,655	$84,229	$77,089

Interest on federal funds sold	985	5	1,277	58

Interest and dividends on investment securities:
Taxable	12,682	5,571	23,843	16,445
Tax-exempt	256	245	752	697
Total interest income	46,511	32,476	110,101	94,289

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	1,626	437	2,528	1,320
Money market and savings deposits	3,374	2,253	8,947	6,362
Time deposits	10,955	9,034	29,038	24,581
Total	15,955	11,724	40,513	32,263

Interest on borrowed funds	4,438	4,740	11,557	13,863

Total interest expense	20,393	16,464	52,070	46,126

Net interest income	26,118	16,012	58,031	48,163

Provision for loan losses	0	375	300	1,575

Net interest income after provision for loan losses	26,118	15,637	57,731	46,588

NON-INTEREST INCOME:
Insurance commission income	979	1,076	3,113	3,044
Service charges and other income	2,824	1,359	5,545	4,127
(Loss) Gain on sale of investment securities available for sale	(24)	0	656	774
Total non-interest income	3,779	2,435	9,314	7,945

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,896	8,540	32,286	25,593
Contribution to The Beneficial Foundation	9,995	0	9,995	0
Occupancy	2,460	1,785	6,454	5,535
Depreciation, amortization and maintenance	1,989	1,285	4,744	3,959
Advertising	1,033	595	2,760	1,763
Amortization of intangible	1,452	106	1,623	319
Other	4,585	2,277	10,610	7,169
Total non-interest expense	35,410	14,588	68,472	44,338

(Loss) Income before income taxes	(5,513)	3,484	(1,427)	10,195

Income tax (benefit) expense	(475)	502	(50)	2,005

NET (LOSS) INCOME	$(5,038)	$2,982	$(1,377)	$8,190

NET (LOSS) EARNINGS PER SHARE - Basic and Diluted	$(0.07)	$0.07	$(0.02)	$0.18

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Number	Common	Additional Paid in	Common Stock	Retained	Accumulated Other Comprehensive	Total	Comprehensive
	of Shares	Stock	Capital	held by ESOP	Earnings	Income (Loss)	Equity	Income

BALANCE, DECEMBER 31, 2005	100				$281,532	$(3,160)	$278,372
Comprehensive income:
Net income					8,190		8,190	8,190

Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the year (net of deferred income tax of $190)								356

Reclassification adjustment for net gains included in net income (net of income tax of $271)								(503)
Total other comprehensive loss						(147)	(147)	(147)
Comprehensive income								$8,043
BALANCE, SEPTEMBER 30, 2006	100	$0	$0	$0	$289,722	$(3,307)	$286,415

BALANCE, DECEMBER 31, 2006	100				$293,157	$(12,742)	$280,415
Comprehensive income:
Net loss					(1,377)		(1,377)	(1,377)

Stock dividend of 45,792,675 shares to Beneficial Savings Bank , MHC	45,792,675

Sale of 23,606,625 shares of common stock in initial public offering and issuance of 950,000 shares to the Beneficial Foundation	24,556,625	704	241,146				241,850

The issuance of 11,915,200 in connection with an acquisition of FMS Financial Corporation	11,915,200	119	119,033				119,152

Unallocated ESOP shares committed to employees				(32,248)			(32,248)
ESOP shares committed to be released			(51)	733			682
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the year (net of deferred income tax benefit of $2,822)								5,241

Reclassification adjustment for net gains included in net income (net of tax $229)								(426)

Pension and other post retirement benefits (net of income tax benefit $241)								447

Total other comprehensive income						5,262	5,262	5,262
Comprehensive income								$3,885
Cash Dividend					(250)		(250)
BALANCE, SEPTEMBER 30, 2007	82,264,600	$823	$360,128	$(31,515)	$291,530	$(7,480)	$613,486

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(1,377)	$8,190
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	9,500	0
Provision for loan losses	300	1,575
Depreciation and amortization	3,195	2,631
Intangible amortization	1,623	319
Amortization and accretion of premiums and discounts on investments, net	(1,608)	210
Gain on sale of investments	(656)	(774)
Origination of loans held for sale	(3,838)	(6,533)
Proceeds from sales of loans	4,115	6,069
Deferred income taxes	(7,333)	(8,272)
Gain from sales of premises and equipment	(3)	(68)
Increase in bank owned life insurance	(1,046)	(1,092)
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	(890)	(1,240)
Accrued interest payable	(473)	656
Income taxes payable	(929)	461
Other liabilities	35,486	(4,652)
Other assets	(6,724)	14,139
Net cash provided by (used in) operating activities	29,342	11,619

INVESTING ACTIVITIES:
Cash received from business acquired	33,696	(500)
Loans originated or acquired	(355,665)	(424,876)
Principal repayment on loans	398,500	404,783
Purchases of investment securities available for sale	(352,752)	(51,590)
Net purchases in money market funds	(9,672)	(1,152)
Proceeds from sales and maturities of investment securities available for sale	316,438	52,266
Proceeds from maturities, calls or repayments of investment securities held to maturity	14,169	18,141
Redemption of Federal Home Loan Bank stock	2,963	2,114
Net decrease in other real estate owned	66	310
Purchases of premises and equipment	(5,948)	(3,896)
Proceeds from sale of premises and equipment	76	272
Net cash provided by (used in) investing activities	41,871	(4,128)

FINANCING ACTIVITIES:
Net increase/(decrease) in borrowed funds	(67,227)	(35,691)
Net increase/(decrease) in checking, savings and demand accounts	(4,852)	(44,680)
Net increase/(decrease) in time deposits	(122,500)	64,345
Cash dividend to Parent Company	(250)	0
Net proceeds from stock issuance	232,350	0
Loan to employee stock ownership plan	(32,248)	0
Net cash provided by (used in) financing activities	5,273	(16,026)

Net increase (decrease) in cash and cash equivalents	76,486	(8,535)
Cash and cash equivalents, beginning of period	21,074	32,930

Cash and cash equivalents, end of period	$97,560	$24,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$60,781	$51,413
Cash payments of income taxes	6,654	9,358
Transfers of loans to other real estate owned	517	324

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Prospectus (the “Prospectus”) included in the Registration Statement on Form S-1 initially filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the Securities and Exchange Commission on May 14, 2007.  The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined it operates in one reporting segment which is community banking.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a variable interest entity (“VIE”) where the Company is the primary beneficiary.  The financial statements include the accounts of Beneficial Bank (the “Bank”) and its wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  Beneficial Investment Center, LLC, which offers non-deposit products, Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, Beneficial Insurance Services, LLC, which was formed to provide insurance services to individual and business customers and BSB Union Corporation, a leasing company.  All significant intercompany accounts and transactions have been eliminated.  In addition a VIE was consolidated in the financial statements.

Certain reclassifications to prior period amounts have been made to conform to the current period presentation. There was no impact on total assets, net income or stockholders’ equity due to the reclassifications.

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

NOTE 2 –  NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation, which are discussed in more detail below.  Following the consummation of the merger and public offering, the Company had a total of 82,264,600 shares of common stock, par value $.01 per share, issued and outstanding ,of which 36,471,825 were held publicly and 45,792,775 were held by Beneficial Savings Bank Mutual Holding Company (the “MHC”).

 At December 31, 2006, the Company was wholly owned by the MHC, a federally chartered mutual holding company, and had 100 shares of common stock, par value $1.00 per share, outstanding.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 72 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Office of Thrift Supervision (the “OTS”) regulates the Company and the MHC.  The deposits of the Bank are insured by the Deposit Insurance Fund of the FDIC.

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

In connection with the Company’s acquisition of FMS, FMS shareholders received $28.00 per share in the form of stock, cash or a combination of cash and stock, subject to the election and proration procedures set forth in the merger agreement.  There were 11,915,200 shares of Company common stock and $64.2 million in cash issued to former FMS shareholders upon the consummation of the acquisition.

The Company is authorized to issue a total of four hundred million shares, of which three hundred million shares shall be common stock, par value $0.01 per share, and of which one hundred million shares shall be preferred stock, par value $0.01 per share.  Each share of the Company’s common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

In the event the Company pays dividends to its stockholders, it will also be required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends.

The Company also established The Beneficial Foundation (the “Foundation”), a charitable foundation, in connection with the offering, which will make charitable grants and donations and support projects primarily located within the Company’s market area. The Foundation was funded by a combination of 950,000 shares of Bancorp common stock and $500,000 in cash, resulting in a pre-tax non-interest expense charge of $10.0 million, which was recorded in the quarter ended September 30, 2007.  Under current federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, the $10.0 million contribution created a carryforward for income tax purposes and a deferred tax asset for financial statement purposes.

The acquisition of FMS resulted in an increase of $1.2 billion to the Company’s assets including increases of $522.6 million of investment securities, $438.0 million of loans, $105.5 million of goodwill, $37.1 million of bank premises and equipment and $23.2 million of core deposit intangible. Total liabilities increased $1.1 billion, including increases of $910.4 million of deposits, $110.7 million of securities sold under agreements to repurchase and $25.3 million of subordinated debentures. The Company’s Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 include the impact of FMS subsequent to the July 13, 2007 acquisition.

 At September 30, 2007, $3.7 million of costs associated with the Company’s minority stock offering had been incurred and charged to additional paid-in capital.  The costs associated with the acquisition of FMS, which totaled $2.8 million, have been recorded as part of the purchase accounting entries at September 30, 2007.

The following table summarizes the purchase accounting adjustments resulting from the acquisition:

(Dollars in thousands)
Total acquisition price	$186,106

Tangible Book Value of FMS Financial Corporation	78,673
Investment Discount	(13,563)
Loan discount	(6,848)
Premises and Equipment	7,096
Other Assets	(6,255)
Certificate of deposit premium	491
FHLB Repurchase discount	(739)
Trust preferred premium	518
Other liabilities	(1,936)
Core deposit intangible	23,216
Goodwill	105,453

Adjustments to the purchase accounting entries may occur during the first year as a result of refinement of the valuations by the Company.

NOTE 3 – EARNINGS PER SHARE

As described in Note 2, the closing date of the Company’s minority stock offering was July 13, 2007, and a total of 82,264,600 shares were issued. The 100 shares of the Company’s common stock issued to the MHC prior to July 13, 2007, in connection with the Bank’s mutual holding company reorganization in 2004, were replaced with 45,792,775 shares, representing 55.7% of the shares of the Company’s outstanding common stock. The remaining shares were sold to the public, issued to former FMS shareholders in connection with the acquisition of FMS and were contributed to the Foundation.

The replacement of the MHC shares is analogous to a stock split or significant stock dividend. Therefore, the earnings per share information is calculated by giving retroactive application to the periods presented of the weighted average number of MHC shares outstanding on the July 13, 2007 closing date.

The following table presents a calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.

(Dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic and diluted (loss) earnings per share:

Net (loss) income	$(5,038)	$2,982	$(1,377)	$8,190

Average common shares outstanding	74,723,331	45,792,775	55,451,926	45,792,775

Net (loss) earnings per share	$(0.07)	$0.07	$(0.02)	$0.18

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2007 and December 31, 2006 are as follows:

Investment securities available for sale are summarized in the following table:

                  (Dollars in thousands)
	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$11,218	$215	$(687)	$10,746
U.S. Government Sponsored Enterprise ("GSE")
and Agency Notes	213,231	2,230	(411)	215,050
GNMA guaranteed mortgage certificates	19,491	67	(18)	19,540
Collateralized mortgage obligations	178,865	1,669	(3,567)	176,967
Other mortgage-backed securities	428,719	3,972	(716)	431,975
Municipal and other bonds	45,055	176	(95)	45,136
Money market fund	11,745	0	0	11,745
Total	$908,324	$8,329	$(5,494)	$911,159

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$6,453	$1,252	$(66)	$7,639
U.S. Government Sponsored Enterprise ("GSE")
and Agency Notes	72,644	6	(864)	71,786
GNMA guaranteed mortgage certificates	26,438	24	(114)	26,348
Collateralized mortgage obligations	144,339	118	(4,057)	140,400
Other mortgage-backed securities	53,759	203	(1,000)	52,962
Municipal and other bonds	31,632	192	(92)	31,732
Money market fund	2,073	0	0	2,073
Total	$337,338	$1,795	$(6,193)	$332,940

Investment securities held to maturity are summarized in the following table:

                  (Dollars in thousands)
	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Sponsored Enterprise
and Agency Notes	$27,499	$9	$(213)	$27,295
GNMA guaranteed mortgage certificates	786	0	(23)	763
Other mortgage-backed securities	87,742	238	(2,282)	85,698
Total	$116,027	$247	$(2,518)	$113,756

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Sponsored Enterprise
and Agency Notes	$27,499	$0	$(619)	$26,880
GNMA guaranteed mortgage certificates	912	0	(31)	881
Other mortgage-backed securities	101,946	352	(2,826)	99,472
Total	$130,357	$352	$(3,476)	$127,233

Investments that have been in a continuous unrealized loss position for periods of less than 12 months and 12 months or longer at September 30, 2007 and December 31, 2006 are summarized in the following table:

(Dollars in thousands)
	September 30, 2007
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored
Enterprise and Agency Notes	$1,884	$8	$72,974	$616	$74,858	$624
Other mortgage-backed securities	34,076	46	98,020	2,993	132,096	3,039
Municipal and other bonds	4,483	29	5,838	66	10,321	95
Collateralized mortgage obligations	0	0	101,173	3,567	101,173	3,567
Subtotal, debt securities	40,443	83	278,005	7,242	318,448	7,325
Equity securities	6,333	687	0	0	6,333	687
Total temporarily impaired securities	$46,776	$770	$278,005	$7,242	$324,781	$8,012

	December 31, 2006
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored
Enterprise and Agency Notes	$6,859	$17	$73,385	$1,466	$80,244	$1,483
Other mortgage-backed securities	9,869	30	126,346	3,941	136,215	3,971
Municipal and other bonds	4,804	16	5,891	76	10,695	92
Collateralized mortgage obligations	0	0	116,164	4,057	116,164	4,057
Subtotal, debt securities	21,532	63	321,786	9,540	343,318	9,603
Equity securities	1,434	66	0	0	1,434	66
Total temporarily impaired securities	$22,966	$129	$321,786	$9,540	$344,752	$9,669

United States Government Sponsored Enterprise and Agency Notes

The Company’s investments in United States government sponsored enterprise (“GSE”) notes consist of debt obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Bank (“FHLB”), and the Federal Farm Credit Bank (“FFCB”).  The Company’s investments in government agency notes consist of debt obligations of the Department of Housing and Urban Development (“HUD”).  The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2007.

Other Mortgage-Backed Securities

The Company’s investments in other mortgage-backed securities consist of GSE mortgage-backed securities and government agency mortgage-backed securities.  The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments in GSE mortgage-backed securities are debt obligations of the FHLMC and FNMA.  The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government.  The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2007.

Municipal and Other Bonds

The Company’s investments in this category are comprised of municipal bonds and corporate bonds.  The municipal bonds consist of obligations of entities located in New Jersey and the Commonwealth of Pennsylvania.  The unrealized losses on the Company’s municipal and other bonds were caused by interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2007.

Collateralized Mortgage Obligations

The Company’s investments in this category consist of collateralized mortgage obligations issued by FHLMC, FNMA, and whole loan mortgage-backed securities rated AAA by S&P. The decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2007.

Equity Securities

The Company’s investments in equity securities consist of bank-issued common stock.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2007.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent to a certain degree on the economy of this region.

Major classifications of loans at September 30, 2007 and December 31, 2006 are summarized as follows:

                                (Dollars in thousands)

	September 30, 2007	December 31, 2006

Real estate loans:
One-to-four family	$482,543	$278,970
Commercial real estate	488,537	409,702
Residential construction	7,748	9,967
Total real estate loans	978,828	698,639

Commercial business loans	274,369	98,612

Consumer loans:
Home equity loans and lines
of credit	393,374	384,370
Auto loans	189,885	232,675
Other consumer loans	244,988	265,878
Total consumer loans	828,247	882,923
Total loans	2,081,444	1,680,174

Net deferred loan fees and costs	6,697	8,651
Allowance for loan losses	(22,094)	(17,368)
Loans, net	$2,066,047	$1,671,457

The activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006, is as follows:

              (Dollars in thousands)
	September, 30		December 31,
	2007	2006	2006
Balance, beginning of year	$17,368	$17,096	$17,096
Provision for loan losses	300	1,575	1,575
Acquired allowance for loan loss from merger	5,015	0	0
Charge-offs	(1,330)	(1,713)	(2,297)
Recoveries	741	776	994
Balance, end of period	$22,094	$17,734	$17,368

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at September 30, 2007 and December 31, 2006 are summarized as follows:

                    (Dollars in thousands)
	September 30, 2007	December 31, 2006
Land	$17,012	$3,764
Bank premises	41,867	18,366
Furniture, fixtures and equipment	23,841	21,123
Leasehold improvements	10,654	10,082
Construction in progress	3,426	1,778
Total	$96,800	$55,113
Accumulated depreciation and amortization	(23,804)	(21,945)
Total	$72,996	$33,168

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of Paul Hertel and Company and FMS Financial Corporation were accounted for in accordance with SFAS No. 142 “Goodwill and Intangibles Assets.”  As required under SFAS 142, goodwill is not amortized but rather reviewed for impairment at least annually.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible, which is amortized over an estimated useful life of nine years.  As of September 30, 2007, the core deposit intangible net of accumulated amortization totaled $21.8 million.  The other amortizing intangibles, which include customer lists, vary in estimated useful lives from two to ten years.

Goodwill and other intangibles at September 30, 2007 and December 31, 2006 are summarized as follows:

                    (Dollars in thousands)

	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31,2006	$6,679	$0	$1,956
Additions Adjustments:
FMS Financial Corporation acquisition	105,453	23,216	0
Amortization	0	(1,368)	(256)
Balances at September 30, 2007	$112,132	$21,848	$1,700

NOTE 8 – DEPOSITS

Deposits at September 30, 2007 and December 31, 2006 are summarized as follows:

             (Dollars in thousands)

	September 30,	December 31,
	2007	2006
Non-interest bearing deposits	$258,533	$90,040
Interest earning checking accounts	381,235	162,955
Money market accounts	365,159	281,044
Savings accounts	432,422	250,109
Time deposits	1,023,727	893,906
Total deposits	$2,461,076	$1,678,054

NOTE 9 – SUBORDINATED DEBENTURES

In connection with the acquisition of FMS, the Company assumed liability for $25.3 million of subordinated debentures to FMS Statutory Trust II, a Delaware statutory trust. The Company owns all of the equity of FMS Statutory Trust II as a result of its acquisition of FMS. The trust issued $25.0 million of Trust Preferred securities, which are secured by subordinated debentures and the guarantee of the Company. The subordinated debentures are treated as debt of the Company but they qualify as Tier 1 capital, subject to certain limitations under the risk-based capital guidelines. The trust preferred securities are redeemable by the Company anytime after June 2011.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2007 and December 31, 2006, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2007 and December 31, 2006, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2007:
Tier 1 Capital (to average assets)	$427,194	13.06%	$98,100	3.00%	$163,500	5.00%
Tier 1 Capital (to risk weighted assets)	$427,194	20.84%	$82,000	4.00%	123,000	6.00%
Total Capital (to risk weighted assets)	$449,288	21.92%	$164,000	8.00%	$205,000	10.00%

As of December 31, 2006:
Tier 1 Capital (to average assets)	$273,711	11.73%	$70,027	3.00%	$116,712	5.00%
Tier 1 Capital (to risk weighted assets)	$273,711	17.66%	$61,983	4.00%	$92,974	6.00%
Total Capital (to risk weighted assets)	$291,079	18.78%	$123,965	8.00%	$154,956	10.00%

NOTE 11 – INCOME TAXES

For the nine months ended September 30, 2007 the Company recorded an income tax benefit of $50,000 for an effective benefit of 3.50% compared to an expense of $2.0 million for an effective rate of 19.67% for the same period in 2006.

NOTE 12 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are least twenty-one years of age.  Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.   Shares in the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. The loan to the ESOP as of September 30, 2007 was $32.2 million. The Company accounts for the ESOP based on guidance from Statement of Position (SOP) 96-3 “Employer’s Accounting for Employee Stock Ownership Plans.”  Shares are released to participants proportionately as the loan is repaid.  If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan.   Allocation of shares to the ESOP participants is contingent upon the repayment of a loan to Beneficial Mutual Bancorp, Inc.  The Company recorded an expense for the ESOP of approximately $682,000 in the three and nine months ended September 30, 2007.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $182.7 million at September 30, 2007, as compared to $118.8 million as of December 31, 2006. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 was effective January 1, 2007. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning stockholders’ equity, with disclosure of the items included in the cumulative effect.   The adoption of SAB 108 did not have a material impact on the Company’s financial condition and results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). An endorsement split-dollar arrangement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and using a separate agreement endorses a portion of the policy death benefit to the insured employee’s beneficiary. EITF 06-4 applies only to those endorsement split-dollar arrangements that provide a death benefit postretirement. This EITF requires an employer recognize a liability for future benefits if, in substance, the benefit exists. The liability would be accounted for in accordance with SFAS 106 “Employers Accounting for Postretirement Benefits Other Than Pensions.” The EITF’s requirement is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect of EITF 06-4 on the Company’s financial condition and results of operations.

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 on January 1, 2007 and the initial adoption did not have a material impact on the Company’s financial condition and results of operations.  At the adoption date of January 1, 2007, the Company had a liability for uncertain tax positions of $135,000.  Of this amount, $96,000 represents the total of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income.  As of January 1, 2007, the Company had approximately $39,000 of accrued interest and penalties, which are included in the liability for uncertain tax positions.  The tax years 2003 through 2006 remain subject to examination by all jurisdictions.  As of September 30, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in material change to the Company’s uncertain tax positions.

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

NOTE 15 –  SUBSEQUENT EVENTS

On October 2, 2007, the Company announced that its Board of Directors authorized the Company to file a waiver request with the Office of Thrift Supervision requesting permission for the Company to repurchase up to five percent of the outstanding shares of its common stock during the first year following the Company’s initial public minority offering.

On October 10, 2007, the Company announced that the Bank’s wholly owned subsidiary, Beneficial Insurance Services, LLC, had acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Newton Square, Pennsylvania. The acquisition was consummated on October 5, 2007. The acquisition will be accounted for under the purchase method of accounting for business combinations in accordance with SFAS No. 141 “Business Combinations”. Consideration for the purchase consisted of cash, a portion of which is contingent upon the achievement of certain earnings targets. The transaction is not expected to have a significant impact on the Company’s consolidated statement of financial condition.

On October 12, 2007, the Company announced that its Board of Directors had approved plans to reduce the Bank’s workforce in an effort to restructure the Bank’s management team and workforce. In connection with taking these steps, the Board of Directors approved severance plans, including the adoption of the Severance Pay Plan for Eligible Employees of the Bank, under which employees terminated as result of the reduction in force will receive certain severance benefits. The Company expects that the termination of employees and payment of benefits under the severance agreements adopted by its Board of Directors will result in approximately $3.7 million of charges during the fourth quarter of the Company’s fiscal year ending December 31, 2007 consisting of the payment to or accrual of severance benefits for 40 employees.

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

Critical Accounting Policies

Allowance for Loan Losses – The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: value of collateral; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  The Company estimates that a 10 percent increase in the loss factors used on the loan portfolio would increase the allowance for loan losses at September 30, 2007 by approximately $2.1 million, of which $500,000 would relate to consumer loans, $1.4 million to commercial loans and $200,000 to residential mortgage loans. These sensitivity analyses do not represent management’s expectations of the increase in loss factors, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to change in key inputs. We believe the loss factors currently in use are appropriate in order to evaluate the allowance for loan losses at the balance sheet dates. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of the examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Income Taxes – We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and tax assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Goodwill and Other Intangibles– Goodwill and other intangibles are recorded as a result of business acquisitions.  Goodwill represents the value attributable to unidentifiable intangible elements acquired in a business combination. The value of this goodwill is dependent the continued success of the Company and its ability to deliver quality services and products while maintaining profitability. Other intangibles are related to specific intangibles such as the core deposit intangibles, which are amortized over an estimated useful life. At least annually, management reviews the carrying amount of the intangibles.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006 and Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

              The Company completed its initial public minority stock offering and acquisition of FMS on July 13 2007, which, along with the establishment of the Foundation, have resulted in significant changes to the Company’s balance sheet and income statement for the period ended September 30, 2007.

    Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $1.2 billion, or 53.5%, to $3.5 billion at September 30, 2007, compared to $2.3 billion at December 31, 2006.  The increase in total assets was primarily due to increases in investment securities of $566.9 million, or 118.39%, net loans of $394.6 million, or 23.61%, cash and cash equivalents of $76.5 million, or 362.94%, and bank premises and equipment of $39.8 million, or 120.08%, during this period.  In addition, goodwill and other intangibles increased by approximately $105.4 million and $21.6 million, respectively, as a result of the acquisition of FMS. Total deposits increased $783.0 million, or 46.7%, to $2.5 billion at September 30, 2007 compared to $1.7 billion at December 31, 2006.  Interest bearing deposits increased $614.5 million, or 38.7%, to $2.2 billion and non-interest bearing deposits increased $168.5 million, or 187.13%, to $258.5 million during this period. Stockholders’ equity increased $333.1 million, or 118.78%, to $613.5 million at September 30, 2007 compared to $280.4 million at December 31, 2006.  The proceeds of the Company’s stock offering increased stockholders’ equity $329.4 million during this period.

     Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

General – The Company recorded a net loss of $5.0 million, or $0.07 per share, for the three months ended
September 30, 2007, compared to net income of $3.0 million, or $0.07 per share, for the same period in 2006. 2007 operating results included a $10.0 million contribution to the Foundation as described in Note 2 – Nature Of Operations.

Net Interest Income – The Company’s net interest income increased $10.1 million, or 63.1%, to $26.1 million for the three months ended September 30, 2007 from $16.0 million for the same period in 2006.  Total interest income increased $14.0 million to $46.5 million for the three months ended September 30, 2007 from $32.5 million for the same period in 2006. This was due to an increase in interest earning assets of $803.5 million to $3.1 billion for the three months ended September 30, 2007 from $2.2 billion for the same period in 2006 and an increase in the average yield on interest earning assets of 32 basis points to 6.08% for the three months ended September 30, 2007 compared to 5.76% for the same period in 2006. Total interest expense increased $3.9 million to $20.4 million for the three months ended September 30, 2007 from $16.5 million for the same period in 2006. This was due to an increase in interest bearing liabilities of $495.8 million to $2.5 billion for the three months ended September 30, 2007 from $2.0 billion for the same period in 2006, partially offset by a decrease of 4 basis points in the cost of interest bearing liabilities to 3.30% for the three months ended September 30, 2007 compared to 3.34% for the same period in 2006.

Provision for Loan Losses – Net charge-offs during the three month period ended September 30, 2007 increased to $153,000, or 0.01% of average loans outstanding, compared to $112,000, or 0.01% of average loans outstanding for the same three month period in 2006.

The Bank did not record a provision for loan losses during the three months ended September 30, 2007 as compared to $375,000 for the same three month period in 2006. The allowance for loan losses at September 30, 2007 totaled $22.1 million, or 1.06% of total loans outstanding, compared to $17.4 million, or 1.03% of total loans outstanding, at December 31, 2006. The allowance for loan losses included $5.0 million acquired as a result of the merger with FMS (see Note 5 – Loans).  The change in the provision for loan losses in the 2007 period compared to the same period in 2006 was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $1.3 million, or 55.2%, to $3.8 million for the three months ended September 30, 2007, compared to the same period in 2006.   The increase in non-interest income was due to increases in service charges and other income during the three months ended September 30, 2007 compared to the same period in 2006, partially offset by a decrease of $97,000 in insurance commission income and a $24,000 loss on the sale and call of investment securities available for sale during the three months ended September 30, 2007. The increase in service charges is the result higher transaction volume and service fees from the deposit accounts acquired through the FMS merger.

Non-interest Expense – Non-interest expense increased by $20.8 million, or 142.7%, to $35.4 million during the three months ended September 30, 2007 compared to $14.6 million during the same period in 2006.  The increase was primarily due to the $10.0 million contribution to the Foundation, made in connection with the Company’s minority stock offering as well as increases in salaries and employee benefits, advertising expenses and professional fees incurred as a result of the Company’s minority stock offering and integration of FMS. Amortization of intangibles expense increased $1.3 million, to $1.4 million for the three months ended September 30, 2007 from $106,000 during the same period in 2006, due to $23.2 million of core deposit intangible that resulted from the acquisition of FMS.

Income Taxes  – The income tax benefit totaled $475,000 for the three months ended September 30, 2007, reflecting an effective tax benefit of 8.62%, compared to income tax expense of $502,000 for the same period in September 30, 2006, reflecting an effective tax rate of 14.38%. The income tax benefit for the three months ended September 30, 2007 included the impact of the $10.0 million contribution to the Foundation (see Note 2 – Nature of Operations).

The following table summarizes average balances and average yields and costs for the three-month periods ended September 30, 2007 and 2006.

(Dollars in thousands)	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$8,589	$111	5.13%	$465	$2	1.88%
Loans	2,012,811	32,588	6.45	1,744,355	26,655	6.08
Investment securities	347,798	4,659	5.31	166,945	1,773	4.21
Mortgage-backed securities	424,283	5,790	5.41	197,525	2,291	4.60
Collateralized mortgage obligations	181,727	2,378	5.23	137,522	1,750	5.09
Other interest-earning assets	75,537	985	5.10	387	5	4.94
Total interest-earning assets	3,050,745	46,511	6.08	2,247,199	32,476	5.76

Non-interest earning assets	373,776			116,581
Total assets	$3,434,521	$46,511		$2,363,780	$32,476

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$341,083	1,626	1.89	$159,905	437	1.08
Money market accounts	355,844	2,743	3.06	258,775	1,762	2.70
Savings accounts	412,819	631	0.61	262,295	491	0.74
Time deposits	997,158	10,955	4.36	905,026	9,034	3.96
Total interest-bearing deposits	2,106,904	15,955	3.00	1,586,001	11,724	2.93

Federal Home Loan Bank advances	162,207	2,048	5.01	210,696	2,648	4.99
Repurchase agreements	159,057	1,974	4.92	117,949	1,534	5.16
Statutory Trust Debentures	22,418	400	7.08	0	0	0.00
Other borrowings	2,496	16	2.54	42,622	558	5.19
Total interest-bearing liabilities	2,453,082	20,393	3.30	1,957,268	16,464	3.34

Non-interest-bearing deposits	253,465			89,033
Other non-interest-bearing liabilities	152,031			28,272
Total liabilities	2,858,578	20,393		2,074,573	16,464

Total stockholders’ equity	565,943			289,207
Total liabilities and stockholders’ equity	$3,424,521			$2,363,780
Net interest income		$26,118			$16,012
Interest rate spread			2.78%			2.42%
Net interest margin			3.43%			2.86%
Average interest-earning assets to average interest-bearing liabilities			124.36%			114.81%

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

General – The Company recorded a net loss of $1.4 million, or $0.02 per share, compared to net income of $8.2 million, or $0.18 per share, for the comparable period in 2006.  2007 operating results included a $10.0 million contribution to the Foundation as described in Note 2 – Nature Of Operations).

Net Interest Income – For the nine months ended September 30, 2007, net interest income increased $9.8 million, or 20.5%, to $58.0 million from $48.2 million for the same period in 2006. Total interest income increased $15.8 million to $110.1 million for the nine months ended September 30, 2007 from $94.3 million for the same period in 2006. This was due to an increase in interest earning assets of $216.1 million to $2.5 billion for the nine months ended September 30, 2007 from $2.3 billion for the same period in 2006 and an increase in the average yield on interest earning assets of 36 basis points to 5.95% for the nine months ended September 30, 2007 compared to 5.59% for the same period in 2006. Total interest expense increased $5.9 million to $52.1 million for the nine months ended September 30, 2007 from $46.1 million for the same period in 2006. This was due to an increase in interest bearing liabilities of $94.1 million to $2.1 billion for the nine months ended September 30, 2007 from $2.0 billion for the same period in 2006 and an increase in the average cost of interest bearing liabilities of 24 basis points to 3.39% for the nine months ended September 30, 2007 compared to 3.15% for the same period in 2006.

Provision for Loan Losses– Net charge-offs during the nine months ended September 30, 2007 were $589,000, or 0.03% of average loans outstanding, compared to $938,000, or 0.05% of average loans outstanding for the same nine months in 2006.

The provision for loan losses was $300,000 for the nine months ended September 30, 2007, compared to $1.6 million for the same period in 2006. The change in the provision for loan losses in the 2007 period compared to the same period in 2006 was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $1.4 million, or 17.23%, to $9.3 million for the nine months ended September 30, 2007 compared to $7.9 million for the same period in 2006.  The increase in non-interest income was due to an increase in service charges and other income of $1.4 million and insurance commission income of $69,000 during the nine months ended September 30, 2007 compared to the same period in 2006. These increases were partially offset by a decrease in profits on the sale of available for sale equity securities of $118,000 during the nine months ended September 30, 2007 compared to the same period in 2006.  The increase in service charges is the result of higher transaction volume and service fees from the deposit accounts acquired through the FMS merger.

Non-interest Expense –- Non-interest expense increased $24.2 million, or 54.43%, to $68.5 million for the nine months ended September 30, 2007 from $44.3 million during the same period in 2006.  The increase was primarily due to the $10.0 million contribution to the Foundation, made in connection with the Company’s minority stock offering, as well as increases in salaries and employee benefits, advertising expenses and professional fees incurred as a result of the Company’s minority stock offering and integration of FMS.  Amortization of intangibles expense increased $1.3 million, or 408.8%, to $1.6 million for the nine months ended September 30, 2007 from $319,000 during the same period in 2006, due to $23.2 million of core deposit intangible that resulted from the acquisition of FMS.

Income Taxes –- The income tax benefit was $50,000 for the nine months ended September 30, 2007, reflecting an effective tax benefit of 3.50%. compared to an expense of $2.0 million for the same period in 2006, reflecting an effective tax rate of 19.67%. The income tax benefit for the nine months ended September 30, 2007 included the impact of the $10.0 million contribution to the Foundation (see Note 2 – Nature of Operations).

The following table summarizes average balances and average yields and costs for the nine-month periods ended September 30, 2007 and 2006.

(Dollars in thousands)	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$3,225	$117	4.85%	$1,271	$41	4.34%
Loans	1,783,582	84,229	6.31	1,743,331	77,089	5.91
Investment securities	235,327	8,634	4.91	159,539	4,839	4.06
Mortgage-backed securities	262,488	10,071	5.13	202,375	6,925	4.58
Collateralized mortgage obligations	150,299	5,773	5.14	143,455	5,337	4.97
Other interest-earning assets	32,859	1,277	5.20	1,752	58	4.38
Total interest-earning assets	2,467,780	110,101	5.95	2,251,723	94,289	5.59

Non-interest earning assets	217,098			108,968
Total assets	$2,684,878	$110,101		$2,360,691	$94,289

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$226,010	$2,528	1.50	$163,151	$1,320	1.08
Money market accounts	318,629	7,411	3.11	260,069	4,846	2.49
Savings accounts	301,725	1,536	0.68	272,391	1,516	0.74
Time deposits	897,624	29,037	4.33	881,389	24,581	3.73
Total interest-bearing deposits	1,743,988	40,512	3.11	1,577,000	32,263	2.74

Federal Home Loan Bank advances	181,286	6,779	5.00	246,165	8,882	4.82
Repurchase agreements	108,969	4,018	4.93	103,396	3,794	4.91
Statutory trust debentures	7,555	400	7.07	0	0	0.00
Other borrowings	10,281	360	4.68	31,465	1,187	5.04
Total interest-bearing liabilities	2,052,079	52,069	3.39	1,958,026	46,126	3.15

Non-interest-bearing deposits	146,054			81,078
Other non-interest-bearing liabilities	109,208			39,690
Total liabilities	2,307,341	52,069		2,078,794	46,126

Total stockholders’ equity	377,537			281,897
Total liabilities and stockholders’ equity	$2,684,878			$2,360,691
Net interest income		$58,032			$48,163
Interest rate spread			2.56%			2.44%
Net interest margin			3.13%			2.85%
Average interest-earning assets to average interest-bearing liabilities			120.26%			115.00%

Asset Quality

The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.  The Company's lending and investment activities are discussed in the Prospectus included in the Registration Statement on Form S-1 filed by the Company and declared effective by the Securities and Exchange Commission on May 14, 2007. All mortgage backed securities owned by the Company as of September 30, 2007 possessed the highest possible investment credit rating.

Net charge-offs during the three month period ended September 30, 2007 increased to $153,000, or 0.01% of average loans outstanding, compared to $112,000, or 0.01% of average loans outstanding for the same three month period in 2006. For the nine month period ended September 30, 2007, net charge-offs declined to $589,000, or 0.03%, compared to $938,000, or 0.05% in the same nine month period in 2006.

Nonperforming loans totaled $16.1 million, or 0.46% of total assets, at September 30, 2007 compared to $8.2 million, or 0.35% of total assets, at December 31, 2006.   The increase in nonperforming loans during the nine months ended September 30, 2007 includes two loans to affiliates of a Philadelphia-based builder and development company that filed for Chapter 11 bankruptcy in June 2007. The loans are collateralized by a combination of commercial real estate, business assets and personal guarantees and are included in the determination of the allowance for loan losses which are evaluated under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15."

Real estate owned increased $2.3 million to $5.1 million at September 30, 2007 compared to $2.8 million at December 31, 2006.  Real estate owned at both dates includes a former branch office site with a net book value of $2.7 million, which is currently under agreement of sale, and is expected to be sold by year end. The remaining increase is primarily the result of real estate owned that was recorded as part of the acquisition of FMS and its wholly owned subsidiary, Farmers & Mechanics Bank, which includes former Farmers & Mechanics Bank branch office locations that were closed by FMS in June 2007 prior to the acquisition.

The allowance for loan losses at September 30, 2007 totaled $22.1 million, or 1.06%, of total loans outstanding, compared to $17.4 million, or 1.03%, of total loans outstanding, at December 31, 2006. The Bank recorded no provision for loan losses during the three months ended September 30, 2007 compared to $375,000 for the same three month period in 2006.  The Bank recorded a provision for loan losses of $300,000 for the nine months ended September 30, 2007 compared to $1.6 million for the comparable period in 2006.  The change in the provision for loan losses in the 2007 periods compared to the same periods in 2006 reflects lower levels of net charge-offs for the nine months ending September 30, 2007.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2007, the Company did not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2007, cash and cash equivalents totaled $97.6 million.  In addition, at September 30, 2007, we had arrangements to borrow up to $1.2 billion from the Federal Home Loan Bank of Pittsburgh.  On September 30, 2007, we had $160.3 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2007, we had $182.7 million in loan commitments outstanding, which consisted of $41.5 million and $7.0 million in commercial and consumer commitments to fund loans, respectively, $84.6 million and $35.3 million in commercial and consumer unused lines of credit, respectively, and $14.3 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2007 totaled $852.4 million, or 83.3% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at September 30, 2007:

		Payments due by period

		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$48,486	$48,486	$0	$0	$0
Unused lines of credit	$119,915	84,573	0	0	35,342
Standby letters of credit	$14,254	14,254	0	0	0
Operating lease obligations	$38,774	4,446	14,645	10,329	9,354
Purchase obligations	$211	211	0	0	0
Total	$221,640	$151,970	$14,645	$10,329	$44,696

Our primary investing activities are the origination and purchase of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts, repurchase agreements and Federal Home Loan Bank advances.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our competitors and other factors.  We generally manage the pricing of our deposits to be competitive.  Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management– We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2007, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  After taking into consideration the effect of the acquisition of FMS, the Company’s equity increased by $333.1 million since December 31, 2006 to $613.5 million.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  Following the offering, we may use capital management tools such as cash dividends and common share repurchases.  However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the Office of Thrift Supervision of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an Office of Thrift Supervision-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan.  All repurchases are prohibited, however, if the repurchase would reduce the Bank’s regulatory capital below regulatory required levels.  The Company has filed a waiver request with the Office of Thrift Supervision seeking the Office of Thrift Supervision’s non-objection to the Company’s repurchase of up to five percent of the outstanding shares of its common stock during the first year following the Company’s initial public minority offering due to extraordinary circumstances.

Credit Risk Management – Credit risk represents the possibility that a customer or issuer may not perform in accordance with contractual terms either on a loan or security. Credit risk is inherent in the business of community banking.  The risk arises from extending credit to customers and purchasing securities.

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

For the period ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Qualitative Aspects of Market Risk

Interest rate risk is defined as the exposure of current and future earnings and capital that arises from adverse movements in interest rates.  Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or declining interest rates.  For example, a bank with predominantly long-term fixed-rate assets, and short-term liabilities could have an adverse earnings exposure to a rising rate environment.  Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates.  This is referred to as repricing or maturity mismatch risk.

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

Quantitative Aspects of Market Risk

We view interest rate risk from two different perspectives.   The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure.  We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which have been caused by changes in interest rates.  The market value of portfolio equity, also referred to as the economic value of equity is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk from any movement in interest rates.  Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one year).  Economic value simulation captures more information and reflects the entire asset and liability maturity spectrum.  Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods.  It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the equity of the Bank.  Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at September 30, 2007.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of an instantaneous, parallel change in market interest rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2007:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$120,054	$119,894	$119,145
% change	0.13%		(0.63)%

Net Income at Risk:
Net income	$20,444	$20,339	$19,855
% change	0.52%		(2.38)%

Economic Value at Risk:
Equity	$637,360	$693,355	$649,003
% change	(8.08)%		(6.40)%

As of September 30, 2007, based on the scenarios above, net interest income and net income would be adversely affected over a one-year time horizon in a rising rate environment.  Economic value would be adversely affected in both a rising and declining rate environment.

The net interest income at risk results indicate a slightly liability sensitive profile, which provides net interest margin benefits in declining rate scenarios.  The economic value at risk remains limited in magnitude and indicates potential moderate exposures in both decreasing and increasing rate environments.

The present value of equity remains at a premium to book value and our results indicate limited net interest income and economic value at risk, within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Prospectus, initially filed with the Securities and Exchange Commission on March 14, 2007.  As of September 30, 2007, the risk factors of the Company have not changed materially from those reported in the Prospectus.

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
_________________________________________________________________________
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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 14, 2007	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2007	By:	/s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and Chief Financial
Officer
(principal financial officer)