Form 10-K
period 2007-12-31
Beneficial Mutual Bancorp Inc
filed 2008-03-31
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 1-33476

BENEFICIAL MUTUAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States	56-2480744

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Walnut Street, Philadelphia, Pennsylvania	19106

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 864-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:          None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐

	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2007 was approximately $0.

          The number of shares outstanding of the registrant’s common stock as of March 21, 2008 was 82,264,600. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2007 Annual Report to Stockholders and Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part II and III, respectively, of this Form 10-K.

          This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Beneficial Mutual Bancorp, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Beneficial Mutual Bancorp, Inc.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Beneficial Mutual Bancorp, Inc. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Beneficial Mutual Bancorp, Inc.’s market area, changes in real estate market values in Beneficial Mutual Bancorp, Inc.’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this annual report titled “Risk Factors” below.

          These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Beneficial Mutual Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

          Unless the context indicates otherwise, all references in this annual report to “Company,” “we,” “us” and “our” refer to Beneficial Mutual Bancorp, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

General

          Beneficial Mutual Bancorp, Inc. (the “Company”) was organized on August 24, 2004 under the laws of the United States in connection with the mutual holding company reorganization of Beneficial Bank (the “Bank”), a Pennsylvania chartered savings bank. In connection with the reorganization, the Company became the wholly owned subsidiary of Beneficial Savings Bank MHC (the “MHC”), a federally chartered mutual holding company. In addition, the Company acquired 100% of the outstanding common stock of the Bank.

          On July 13, 2007, the Company completed its initial public offering in which it sold 23,606,625 shares, or 28.70%, of its outstanding common stock to the public, including 3,224,772 shares purchased by the Beneficial Mutual Savings Bank Employee Stock Ownership Plan Trust (the “ESOP”). In addition, 45,792,775 shares, or 55.67% of the Company’s outstanding common stock, were issued to the MHC. To further emphasize the Bank’s existing community activities, the Company also contributed $500,000 in cash and issued 950,000 shares, or 1.15% of the Company’s outstanding common stock, to The Beneficial Foundation (the “Foundation”), a Pennsylvania nonstock charitable foundation organized by the Company in connection with the Company’s initial public offering.

          In addition to completing its initial public offering on July 13, 2007, the Company also issued 11,915,200 shares, or 14.50% of its outstanding common stock, to stockholders of FMS Financial Corporation (“FMS Financial”) in connection with the Company’s acquisition of FMS Financial. The merger was consummated pursuant to an agreement and plan of merger whereby FMS Financial merged with and into the Company and FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, merged with and into the Bank.

          The Company’s business activities are the ownership of the Bank’s capital stock and the management of the proceeds it retained in connection with its initial public offering. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.

          The Bank, which has also operated under the name Beneficial Mutual Savings Bank, is a Pennsylvania chartered savings bank originally founded in 1853. We have served the financial needs of our depositors and the local community since our founding and are a community-minded, customer service-focused institution. We offer traditional financial services to consumers and businesses in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial real estate loans, consumer loans, home equity loans, one-to-four family real estate loans, commercial business loans and construction loans. We offer insurance brokerage and investment advisory services through our wholly owned subsidiaries, Beneficial Insurance Services, LLC and Beneficial Advisors, LLC, respectively. We also maintain an investment portfolio. Our primary market consists of Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and Burlington, Camden, and Gloucester Counties, New Jersey. The acquisition of FMS Financial and its wholly owned subsidiary, Farmers & Mechanics Bank, in July 2007 expanded our market presence in Burlington, Camden and Gloucester Counties, New Jersey.

          The Company’s and the Bank’s executive offices are located at 510 Walnut Street, Philadelphia, Pennsylvania and our main telephone number is (215) 864-6000. Our website address is www.thebeneficial.com. Information on our website should not be considered part of this filing.

Market Area

          The Company is headquartered in Philadelphia, Pennsylvania. We operate 39 full-service banking offices in Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and 33 full-service offices in Burlington, Camden and Gloucester Counties, New Jersey.

          The acquisition of FMS Financial has substantially enhanced our market share. On July 13, 2007, the Company completed its merger with FMS Financial. In connection with the merger, FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, which had a network of 31 branch offices located primarily in Burlington County, New Jersey and branches in parts of Camden County, New Jersey, merged with and into the Bank. The merger solidified the Bank’s position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area, with more than $3.5 billion in assets and a greatly expanded network of neighborhood banking offices throughout the region.

          Our retail market area is the greater Philadelphia metropolitan area and primarily includes the area surrounding our 72 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes Gloucester and Mercer Counties in New Jersey. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, eight offices in Montgomery County, 19 offices in Philadelphia County, and one office in Chester County. In New Jersey, we serve our customers through our 30 offices in Burlington County and three offices in Camden County. In addition, Beneficial Insurance Services, LLC (“Beneficial Insurance”) operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.

          The economy of our market area is predominated by the service sector. According to published statistics, the 2007 population of the nine-county area served by our branches totaled 5.6 million. The economy in the Philadelphia metropolitan area has grown in recent years due to the presence of a highly-educated workforce and the diversity of the local economy as traditional employers in the manufacturing and financial services industry have been bolstered by growth in the life services and health care industries, as well as the information technology and communication sectors. The median household and per capita income in our market area exceeds comparable national figures.

          The Company has sought to expand its franchise in recent years through acquisition opportunities and by opening new branch offices and continues to evaluate opportunities for further expansion. Our branch expansion has been within our existing market area as we have sought to penetrate more of our primary market area. In 2005, we opened three new branch offices in Northeast Philadelphia. In 2006, we opened one new branch in Bucks County, Pennsylvania and relocated two branches within Philadelphia, Pennsylvania and Delaware County, Pennsylvania. We opened a new branch office in Camden County, New Jersey in January 2007 and another in Montgomery County, Pennsylvania in March 2007. In January 2008, we opened a new branch office in Montgomery County, Pennsylvania.

          Overall, the nine counties that comprise our market area provide attractive growth potential by demonstrating relatively strong population, household and wealth growth trends.

Competition

          We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, Wachovia, Commerce Bank and PNC Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

          Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies and specialty finance companies, although the recent credit market disruptions stemming from the deterioration of sub-prime loans have reduced the number of non-depository competitors in the residential mortgage market.

          Notwithstanding these recent credit market disruptions, we expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

          We offer a variety of loans. Historically, we have had a substantial portion of our loan portfolio concentrated in consumer loans, which have primarily consisted of automobile loans and leases, and home equity loans and lines of credit. In 2004, we stopped providing automobile lease financing and our automobile loan portfolio has decreased in recent years. It is likely that our automobile loan portfolio will continue to decline as we place greater emphasis on originating commercial real estate and commercial business loans. Since 2002, our commercial real estate loan portfolio has grown steadily and at December 31, 2007 and 2006 comprised 32.8% and 24.4% of our total loan portfolio, respectively, which, at December 31, 2007 was greater than any other loan category.

          In the future, we intend to continue to emphasize commercial real estate and commercial business lending. We have added to our experienced staff of commercial lenders and continue to seek participation opportunities with other local lenders. Participation opportunities will be subject to our internal underwriting guidelines, which are consistently applied. We will also continue to proactively monitor and manage existing credit relationships. In addition, we intend to increase our share of the local market for home equity loans, as a result of recent additional investments in advertising, and the introduction of home equity lending as a new product in our recently expanded New Jersey branch network.

          The Bank does not engage in sub-prime lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Bank focuses its lending efforts within its market area.

          One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of up to 40 years, although we generally do not originate fixed-rate mortgages with terms in excess of 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”), which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions.

          Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

          All of our residential mortgage loans are consistently underwritten to standards established by FNMA and FHLMC.

          While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization or interest only loans.

          It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 90% under a special low income loan program consisting of $15.4 million in loans as of December 31, 2007. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first time home owner loan program. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

          Commercial Real Estate Loans. At December 31, 2007, we had commercial real estate loans totaling $693.7 million, or 32.8%, of our total loan portfolio, which was greater than any other loan category, including one-to-four family loans.

          We offer commercial real estate loans secured by real estate primarily with adjustable rates. We originate a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank (“FHLB”) of Pittsburgh’s borrowing rate or U.S. Treasury rate and adjust every five years. Commercial real estate loans also are originated for the acquisition and development of land. Conditions of acquisition and development loans we originate generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate as published in The Wall Street Journal and/or LIBOR. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated with loan-to-value ratios of up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

          As of December 31, 2007, our largest commercial real estate loan was a $20.0 million non-revolving line of credit for the acquisition and development of land into a development for 170 homes. The loan is secured by the land being developed. The loan balance was $13.3 million at December 31, 2007. This loan was performing in accordance with its original terms at December 31, 2007.

          Commercial Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically based on the prime rate as published in The Wall Street Journal and/or LIBOR. These loans are secured by business assets other than real estate, such as business equipment and inventory, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer accounts receivable lines of credit.

          When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

          At December 31, 2007, our largest commercial business loan relationship was a $7.5 million loan secured by a mortgage on commercial real estate and general business assets. This loan was performing in accordance with its original terms at December 31, 2007.

          Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, including loans for recreational vehicles, marine loans for the purchase of new and used boats, guaranteed student loans and loans secured by passbook accounts and certificates of deposit. We also offer unsecured lines of credit.

          We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed-rates of interest and are originated with terms of up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit require that 2.0% of the principal and interest be paid each month. We hold a first mortgage position on the majority of the homes that secure our home equity loans.

          We offer loans secured by new and used automobiles. These loans have fixed interest rates and generally have terms up to six years. We offer automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors. We also offer loans on recreational vehicles, which we will originate for terms of up to 20 years depending upon the loan amount and the loan-to-value ratio on such loans generally does not exceed 90%. We also offer marine loans for up to $500,000 for the purchase of new and used boats with terms up to 20 years. The maximum loan-to-value ratio for such a loan is 85% for loans up to $249,999 and 80% for loans over $249,999. Although we continue to hold some automobile leases, we no longer originate or purchase automobile lease financing. At December 31, 2007, we had 113 leases totaling $1.7 million.

          We offer consumer loans secured by passbook accounts and certificates of deposit held at the Bank based upon the prime rate as published in The Wall Street Journal with terms up to four years. We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management” included as Item 7 to this Annual Report on Form 10-K.

          The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

          Loan Underwriting Risks.

          Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

          Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

          Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

          Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles, recreational vehicles and boats. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

          Loan Originations and Purchases. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We also purchase home equity, automobile, recreational vehicle and marine loans.

          We will purchase participations in loans from local banks to supplement our lending portfolio.Loan participations totaled $60.4 million at December 31, 2007. Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

          Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of trustees and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Individual loans or lending relationships with aggregate exposure of $5.0 million must be approved by the senior loan committee, which is comprised of senior bank officers and five non-employee directors. All loans in excess of $20.0 million must be approved by the Senior Loan Committee of the Bank’s Board, as well as the Executive Committee of the Board, which includes six non-employee directors.

          Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2007, our regulatory limit on loans to one borrower was $84.2 million. At that date, our largest lending relationship was $13.3 million and was secured by real estate being developed for 170 homes. This loan was performing in accordance with its original terms at December 31, 2007.

          Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

          Delinquent Loans. We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. Personal loans are typically charged off at 120 days delinquent.

Investment Activities

          We have authority to invest in various types of assets, including United States Treasury obligations, securities of various U.S. government sponsored enterprises, federal agencies and state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. As a member of the FHLB of Pittsburgh, we are required to acquire and hold shares of capital stock in that FHLB. We assumed Farmers & Mechanics Bank’s obligation to the FHLB of New York as part of our acquisition of FMS Financial on July 13, 2007. The Bank is a non-member of the FHLB of New York, but is required to hold shares of capital stock in the FHLB of New York as a result of the FMS Financial acquisition. While we have the authority under applicable law to invest in derivative instruments for hedging activities, we had no such investments at December 31, 2007.

          At December 31, 2007, our investment portfolio excluding FHLB stock totaled $1.1 billion and consisted primarily of mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), United States government and agency securities, including securities issued by government sponsored enterprises, municipal and other bonds including collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities, equity securities, and mutual funds.

          Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Company’s Board of Directors approves the investment policy and any revisions, at least annually.

Deposit Activities and Other Sources of Funds

          General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

          Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. From time to time, we solicit brokered time deposits as an alternative source of funds.

          We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and a checking account specifically designed for small businesses. Additionally, we offer cash management, including remote deposit, lockbox service and sweep accounts.

          Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, brokered deposits, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

          Borrowings. We have the ability to utilize advances from the FHLB of Pittsburgh to supplement our investable funds. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. We also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements.

Personnel

          As of December 31, 2007, we had 728 full-time employees and 184 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

          Beneficial Insurance Services, LLC is a Pennsylvania Limited Liability Company formed in 2004. In 2005, Beneficial Insurance Services LLC acquired the assets of a Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provides property, casualty, life, health and benefits insurance services to individuals and businesses. Beneficial Insurance conducts business under the trade name of Paul Hertel & Company. Beneficial Insurance also acquired a majority interest in Graphic Arts Insurance Agency, Inc. through its acquisition of the assets of Paul Hertel & Co. Inc. On October 5, 2007, Beneficial Insurance acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Newtown Square, Pennsylvania. Beneficial Insurance also operates under the trade name CLA Insurance Agency.

          Beneficial Advisors, LLC is a Pennsylvania Limited Liability Company formed in 2000 for the purpose of offering investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through INVEST, a third party broker dealer.

          Neumann Corporation, which was formed in 1990, is a Delaware Investment Holding Company and holds title to various Bank securities and other investments. At December 31, 2007, Neumann Corporation held $433.7 million in assets.

          BSB Union Corporation was formed in 1994 for the purpose of engaging in the business of owning and leasing automobiles. In 1998, BSB Union Corporation obtained approval to hold an interest in a “titling trust.”

          St. Ignatius Senior Housing I, L.P. is a limited partnership formed in 2002 and sponsored by St. Ignatius Nursing Home, a subsidiary of which is the general partner. The Bank owns 99.99% of the partnership. The limited partnership was sponsored as an affordable housing project providing low income housing tax credits pursuant to Section 42 of the Internal Revenue Code.

          St. Ignatius Senior Housing II, L.P. is a limited partnership formed in 2007 and sponsored by St. Ignatius Nursing Home, a subsidiary of which is the general partner. The Bank owns 99.99% of the partnership. The limited partnership was sponsored as an affordable housing project providing low income housing tax credits pursuant to Section 42 of the Internal Revenue Code.

          Graphic Arts Insurance Agency is an insurance agency in which Beneficial Insurance purchased a 51% ownership interest in 2005.

          Beneficial Abstract, LLC is a title insurance company in which the Bank purchased a 40% ownership interest in 2006. Beneficial Abstract, LLC was inactive as of December 31, 2007.

          Beneficial Equity Holdings, LLC was formed in 2004 and is currently inactive.

REGULATION AND SUPERVISION

          The following discussion describes elements of an extensive regulatory framework applicable to savings and loan holding companies and banks and specific information about the Bank, the Company and the MHC. Federal and state regulation of banks and bank holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than for the protection of potential shareholders and creditors.

General

          The Bank is a Pennsylvania-chartered savings bank that is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking (the “Department”), as its primary regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as its deposits insurer. The Bank is a member of the FHLB system and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Department and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the regulatory requirements and policies, whether by the Department, the FDIC or Congress, could have a material adverse impact on the Bank, the Company, the MHC and their operations.

          Certain regulatory requirements applicable to the Bank, the Company and the MHC are referred to below or elsewhere herein. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank, the Company and the MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Bank Regulation

          Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended (the “1965 Code”), and the Pennsylvania Department of Banking Code, as amended (the “Department Code,” and collectively, the “Codes”), contain detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Codes delegate extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. Specifically, under the Department Code, the Department is given the authority to exercise such supervision over state-chartered savings banks as to afford the greatest safety to creditors, shareholders and depositors, ensure business safety and soundness, conserve assets, protect the public interest and maintain public confidence in such institutions.

          The 1965 Code provides, among other powers, that state-chartered savings banks may engage in any activity permissible for a national banking association or federal savings association, subject to regulation by the Department (which shall not be more restrictive than the regulation imposed upon a national banking association or federal savings association, respectively). Before it engages in such an activity allowable for a national banking association or federal savings association, a state-chartered savings bank must either obtain prior approval from the Department or provide at least 30 days’ prior written notice to the Department. The authority of the Bank under Pennsylvania law, however, may be constrained by federal law and regulation. See “Investments and Activities” below.

          Regulatory Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking institution, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examinations Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and a percentage of certain nonfinancial equity investments.

          The Bank must also comply with the FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

          State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. At December 31, 2007, the Bank met each of these capital requirements. As savings and loan holding companies regulated by the Office of Thrift Supervision (the “OTS”), the Company and the MHC are not subject to any separate regulatory capital requirements.

          Restrictions on Dividends. The Company’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The 1965 Code regulates the distribution of dividends by savings banks and provides that dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless stockholders’ equity is at least equal to contributed capital.

          Interstate Banking and Branching. Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out. Federal law also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. The Bank currently has 33 full-service locations in Burlington and Camden, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.

          Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

          The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2007, the Bank met the conditions to be classified as a “well capitalized” institution.

          “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. No institution may make a capital distribution, including payment as a dividend, if it would be “undercapitalized” after the payment. A bank’s compliance with such plans is required to be guaranteed by its parent holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

          Investments and Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Select Market and in the shares of an investment company registered under federal law. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under an FDIC-approved divesture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2007, the Bank held no marketable equity securities under such grandfathering authority.

          Transactions with Related Parties. Federal law limits the Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company, the MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

          The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Bank to its executive officers and directors. However, the law contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Company may make to insiders based, in part, on the Company’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executives are subject to further limitations based on the type of loan involved.

          Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances.

          Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that a savings institution fails to meet any standard prescribed by the guidelines, the FDIC may require the institution to submit an acceptable plan to achieve compliance with the standard.

          Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined semi-annually by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its FDIC assessment.

          The Reform Act also provides for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit approximates $1.7 million. The Reform Act also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

          The Reform Act provides the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

          The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

          Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

          Federal Home Loan Bank System. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank assumed Farmers & Mechanics Bank’s obligation to the FHLB of New York as part of the Company’s acquisition of FMS Financial on July 13, 2007. The Bank is a non member of the FHLB of New York, but is required to hold shares of capital stock in the FHLB of New York as a result of the FMS Financial acquisition. The Bank was in compliance with these requirements with a combined investment of $18.8 million in FHLB Bank of Pittsburgh and New York stock at December 31, 2007.

          Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “satisfactory.”

Other Regulations

          Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which establishes the rights, liabilities and responsibilities of consumers who use electronic fund transfer (EFT) services and financial institutions that offer these services; its primary objective is the protection of individual consumers in their dealings with these services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (paper reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check”;

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the OTS, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•

The Gramm-Leach-Bliley Act, which prohibits a financial institution from disclosing nonpublic personal information about a consumer to nonaffiliated third parties, unless the institution satisfies various notice and opt-out requirements.

Holding Company Regulation

          General. The Company and the MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over the Company and the MHC and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

          The OTS also takes the position that its capital distribution regulations apply to state savings banks in savings and loan holding company structures. Those regulations impose limitations upon all capital distributions by an institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

          To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender (“QTL”). To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test. Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed and related securities, but also including education, credit and small business loans) in at least nine months out of each 12-month period. At year end 2007, the Bank maintained 78.06% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior four quarters.

          Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as the MHC, may generally engage in the following activities: (1) investing in the stock of a stock savings association; (2) acquiring a mutual association through the merger of such association into a stock savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another mutual or stock savings and loan holding company; (4) investing in a corporation the capital stock of which could be purchased by a federal savings association or a state savings association under Pennsylvania law; and (5) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or approved by the OTS for multiple savings and loan holding companies.

          Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

          The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

          If the savings institution subsidiary of a savings and loan holding company fails to meet the QTL test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

          Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. We have adopted this form of organization, pursuant to which the Company is permitted to engage in activities that are permitted for the MHC subject to the same restrictions and conditions.

          Waivers of Dividends by Beneficial Savings Bank MHC. OTS regulations require the MHC to notify the OTS if it proposes to waive receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (1) the waiver would not be detrimental to the safe and sound operation of the savings association; and (2) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that the MHC will waive dividends that the Company may pay, if any.

          Conversion of Beneficial Savings Bank MHC to Stock Form. OTS regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than the MHC own the same percentage of common stock in the new holding company as they owned in the Company immediately before conversion. The total number of shares held by stockholders other than the MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

          Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Income Taxation

          General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2007 fiscal year, the Bank’s maximum federal income tax rate was 35%.

          The Company and the Bank have entered into a tax allocation agreement. Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with the Company and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

          Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves as of December 31, 1987. Approximately $2.3 million of our accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

          Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

          The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

          Pennsylvania Taxation. The Bank, as a savings bank conducting business in Pennsylvania, is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net income, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state, federal and local obligations, while disallowing a portion of a thrift’s interest expense associated with tax-exempt income. Net operating losses, if any, can be carried forward a maximum of three years for Mutual Thrift Institutions Tax purposes.

          Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2007 tax rate was 6.5% on net income and .154% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

          New Jersey Taxation. The Bank and BSB Union Corporation are subject to New Jersey’s Corporation Business Tax at the rate of 9.0% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

Executive Officers of the Registrant

          The Board of Directors annually elects the executive officers of MHC, the Company, and the Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position

Gerard P. Cuddy	President and Chief Executive Officer of the MHC, the Company and the Bank
Joseph F. Conners	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank
Andrew J. Miller	Executive Vice President and Chief Lending Officer of the MHC, the Company and the Bank
Robert J. Bush	Executive Vice President of the MHC, the Company and the Bank

          Below is information regarding our executive officers who are not also directors. Each executive officer has held his current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2007.

          Joseph F. Conners has been Executive Vice President and Chief Financial Officer of Beneficial Bank since 2000. He joined Beneficial Bank in 1994. Age 50.

          Andrew J. Miller has been Executive Vice President and Chief Lending Officer of Beneficial Bank since 2000. He joined Beneficial Bank in 1973. Age 52.

          Robert J. Bush was a Senior Vice President of Beneficial Bank and President of Beneficial Insurance Services LLC since our acquisition of Paul Hertel & Co., Inc. in January 2005. Prior to that time, Mr. Bush served as the President and Chief Executive Officer of Paul Hertel & Co., Inc. Age 49.

Item 1A.	RISK FACTORS

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

          Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

Our increased emphasis on commercial real estate loans and commercial business loans may expose us to increased lending risks.

          At December 31, 2007, $693.7 million, or 32.80%, of our loan portfolio consisted of commercial real estate loans, including loans for the acquisition and development of property. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including one-to-four family loans, which totaled only $479.8 million, or 22.69%, of our total loan portfolio at December 31, 2007. In addition, at December 31, 2007, $136.3 million, or 6.45%, of our loan portfolio consisted of commercial business loans. We have increased the percentage of commercial real estate and commercial business loans in our loan portfolio in recent years and intend to continue to emphasize these types of lending. Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate and commercial business loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties.

          At December 31, 2007 there were a total of 143 land acquisition and development loans totaling $161.3 million, which consist of 96 residential land acquisition and development loans totaling $93.3 million and 47 commercial land acquisition and development loans totaling $68.0 million.

A substantial portion of our loan portfolio consists of consumer loans secured by rapidly depreciable assets.

          At December 31, 2007, our loan portfolio included $174.7 million in automobile loans, which represented 8.26% of our total loan portfolio at that date. In addition, at December 31, 2007, other consumer loans totaled $237.4 million, or 11.23%, of our loan portfolio. Included in other consumer loans is $1.7 million in automobile lease financing, $7.6 million in loans secured by manufactured housing and mobile homes, $67.2 million in loans secured by recreational vehicles and $67.3 million in loans secured by boats. Consumer loans secured by rapidly depreciable assets such as automobiles, recreational vehicles and boats, may subject us to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

A downturn in the local economy or a decline in real estate values could hurt our profits.

          A majority of our loans, including our commercial real estate and commercial loans are secured by real estate or made to businesses in areas where our offices are located. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. In recent years, there has been a significant increase in real estate values in our market area. As a result of rising real estate prices in recent years, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Strong competition within our market area could hurt our profits and slow growth.

           We face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages that we do not, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

           In attracting business and consumer deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages that we do not, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

          Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

          We are subject to extensive regulation, supervision and examination by the FDIC, as insurer of our deposits, and by the Department as our primary regulator. The MHC and the Company are subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.

Expenses from operating as a public company and from new stock-based benefit plans will continue to adversely affect our profitability.

          Our non-interest expenses are impacted as a result of the financial, accounting, and legal and various other additional expenses usually associated with operating as a public company. We also recognize additional annual employee compensation and benefit expenses stemming from the shares that are purchased or granted to employees and executives under the employee stock ownership plan and other new benefit plans. These additional expenses adversely affect our profitability. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

The issuance of shares for benefit programs may dilute your ownership interest.

          We intend to adopt an equity incentive plan. If stockholders approve the new equity incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, or if the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than the MHC could be diluted.

Our low return on equity may negatively affect our stock price.

          Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and planned equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below the median return on equity for publicly traded thrifts, which may negatively affect the value of our common stock. For the twelve months ended December 31, 2007, our return on equity was (.35%).

Beneficial Savings Bank MHC’s majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction they may find advantageous.

          The MHC owns a majority of the Company’s common stock and, through its board of directors, exercises voting control over most matters put to a vote of stockholders. The members of the boards of the Company, the MHC and the Bank are the same. As a federally chartered mutual holding company, the board of directors of MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of stockholders of the Company. Therefore, the votes cast by the MHC may not be in your personal best interests as a stockholder. For example, the MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of the Company. The MHC’s ability to control the outcome of the election of the board of directors of the Company restricts the ability of minority stockholders to effect a change of management. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of the MHC, as such transactions require the approval of at least two-thirds of all outstanding voting stock, which can only be achieved if the MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

OTS regulations and anti-takeover provisions in our charter restrict the accumulation of our common stock, which may adversely affect our stock price.

          OTS regulations provide that for a period of three years following the date of the completion of the stock offering, no person, acting alone, together with associates or in a group of persons acting in concert, will directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the OTS. In addition, the Company’s charter provides that, for a period of five years from the date of the stock offering, no person, other than the MHC may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of the Company. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These restrictions make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Item 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          We conduct our business through our main office and branch offices. During fiscal 2007, we opened two new branch offices, one in Camden County, New Jersey and one in Montgomery County, Pennsylvania. We also acquired an additional 31 branch offices as a result of our acquisition of FMS Financial. Our retail market area primarily includes all of the area surrounding our 72 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes Gloucester, Camden, Burlington and Mercer Counties in New Jersey. The Company owns 43 properties and leases 29 other properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, eight offices in Montgomery County, 19 offices in Philadelphia County, and one office in Chester County. In New Jersey, we serve our customers through our 30 offices in Burlington County and three offices in Camden County. In addition, Beneficial Insurance operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County. All branches and offices are adequate for business operation.

Item 3.	LEGAL PROCEEDINGS

          Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

          The information regarding the market for the Company’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in the Company’s 2007 Annual Report to Stockholders.

Purchases of Equity Securities

          The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2007.

Item 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

          The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2007 Annual Report to Stockholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2007 Annual Report to the Stockholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2007 Annual Report to Stockholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is incorporated herein by reference to the section captioned “Consolidated Financial Statements” in the 2007 Annual Report to Stockholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 9A.	CONTROLS AND PROCEDURES

          The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	OTHER INFORMATION

          None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

          For information relating to the directors of Beneficial Mutual Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

          For information relating to officers of Beneficial Mutual Bancorp, Inc., see Part I, Item 1, “Business—Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

          For information concerning Beneficial Mutual Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Mutual Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

          For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

          For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

          For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Mutual Bancorp, Inc’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Information required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders—Item 2—Approval of the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan—Equity Compensation Plan Information” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

          For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 3—Ratification of Independent Registered Public Accounting Firm” in Beneficial Mutual Bancorp Inc.’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (1)
4.1	Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
10.1	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy *
10.2	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Joseph F. Conners *
10.3	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Andrew J. Miller *
10.4	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Robert J. Bush *
10.5	Supplemental Pension and Retirement Plan of Beneficial Bank * (1)
10.6	Beneficial Bank Board of Trustees’ Non-vested Deferred Compensation Plan * (1)
10.7	Beneficial Bank Stock-Based Deferral Plan * (1)
10.8	Severance Pay Plan for Eligible Employees of Beneficial Mutual Savings Bank * (2)

10.9	Separation Agreement and General Release Between Beneficial Mutual Bancorp, Inc., Beneficial Mutual Savings Bank and Paul R. Driscoll * (3)
13.0	Annual Report to Stockholders
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 – Subsidiaries”
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)

Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2007.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.
Date: March 31, 2008	By:	/s/ Gerard P. Cuddy

Gerard P. Cuddy President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer and Director	March 31, 2008
(principal executive officer)
Gerard P. Cuddy

/s/ Joseph F. Conners	Executive Vice President and Chief Financial Officer	March 31, 2008
(principal financial and accounting officer)
Joseph F. Conners

/s/ Edward G. Boehne	Director	March 31, 2008

Edward G. Boehne

/s/ Frank A. Farnesi	Director	March 31, 2008

Frank A. Farnesi

/s/ Elizabeth H. Gemmill	Director	March 31, 2008

Elizabeth H. Gemmill

/s/ Thomas F. Hayes	Director	March 31, 2008

Thomas F. Hayes

/s/ Charles Kahn, Jr.	Director	March 31, 2008

Charles Kahn, Jr.

/s/ Thomas J. Lewis	Director	March 31, 2008

Thomas J. Lewis

/s/ Joseph J. McLaughlin	Director	March 31, 2008

Joseph J. McLaughlin

/s/ Michael J. Morris	Director	March 31, 2008

Michael J. Morris

/s/ George W. Nise	Director	March 31, 2008

George W. Nise

Director

Donald F. O’Neill

/s/ Craig W. Yates	Director	March 31, 2008

Craig W. Yates

/s/ Roy D. Yates	Director	March 31, 2008

Roy D. Yates