Form 10-Q
period 2008-03-31
Beneficial Mutual Bancorp Inc
filed 2008-05-15
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 13, 2008, there were 82,264,460 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,471,685 shares are publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except per share amounts)

	March 31, 2008	December 31, 2007

ASSETS
Cash and Cash Equivalents
Cash and due from banks	$46,061	$53,545
Interest-bearing deposits at other banks	4,650	4,782
Total cash and cash equivalents	50,711	58,327
Investment Securities:
Available-for-sale (amortized cost of $1,052,459 and $938,835 at March 31, 2008 and December 31, 2007, respectively)	1,062,297	949,795
Held-to-maturity (estimated fair value of $93,412 and $111,127 at March 31, 2008 and December 31, 2007, respectively)	92,903	111,986
Federal Home Loan Bank stock, at cost	23,086	18,814
Total investment securities	1,178,286	1,080,595
Loans	2,156,313	2,120,922
Allowance for loan losses	(20,580)	(23,341)
Net loans	2,135,733	2,097,581

Accrued Interest Receivable	17,224	18,089

Bank premises and equipment, net	77,602	79,027
Other Assets
Goodwill	110,214	110,335
Bank owned life insurance	29,758	29,405
Other intangibles	27,452	29,199
Other assets	71,729	55,260
Total other assets	239,153	224,199
Total Assets	$3,698,709	$3,557,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$243,179	$242,351
Interest-bearing deposits	2,311,199	2,222,812
Total deposits	2,554,378	2,465,163
Borrowed funds	461,080	407,122
Other liabilities	69,454	65,736
Total liabilities	3,084,912	2,938,021
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of March 31, 2008 or December 31, 2007	—	—
Common Stock - $.01 par value; 300,000,000 shares authorized, 82,264,460 shares issued and outstanding as of March 31, 2008 and December 31, 2007	823	823
Additional paid-in capital	360,108	360,126
Unearned common stock held by employee stock ownership plan	(30,232)	(30,635)
Retained earnings (partially restricted)	285,621	291,360
Accumulated other comprehensive loss	(2,523)	(1,877)
Total stockholders’ equity	613,797	619,797
Total Liabilities and Stockholders’ Equity	$3,698,709	$3,557,818

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

INTEREST INCOME
Interest and fees on loans	$32,495	$25,766
Interest on federal funds sold	361	12
Interest and dividends on investment securities:
Taxable	15,019	5,356
Tax-exempt	367	247
Total interest income	48,242	31,381
INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	1,286	424
Money market and savings deposits	3,758	2,669
Time deposits	11,146	9,195
Total	16,190	12,288
Interest on borrowed funds	4,934	3,706
Total interest expense	21,124	15,994

Net interest income	27,118	15,387

Provision for Loan Losses	300	300

Net interest income after provision for loan losses	26,818	15,087
Non-interest Income
Insurance commission and related income	3,265	1,195
Service charges and other income	3,942	1,336
Gains on sale of investment securities available-for-sale	128	313
Total non-interest income	7,335	2,844
Non-interest Expense
Salaries and employee benefits	12,992	9,123
Occupancy expense	2,946	1,960
Depreciation, amortization and maintenance	1,975	1,348
Advertising	1,111	686
Intangible amortization expense	1,747	88
Other	5,121	2,776

Total non-interest expense	25,892	15,981

Income before income taxes	8,261	1,950

Income Tax Expense	2,200	200

Net Income	$6,061	$1,750

Net Earnings per Share - Basic and Diluted	$0.08	$0.04

Average common shares outstanding - Basic and Diluted	79,214,946	45,792,775
Dividends per share	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income

BEGINNING BALANCE, JANUARY 1, 2007	100				$293,157	$(12,742)	$280,415	$--

Net Income					1,750		1,750	1,750
Stock dividend of 45,792,675 shares to Beneficial Savings Bank MHC	45,792,675
Net unrealized gain on available-for-sale securities arising during the year (net of deferred tax of $358)						666	666	666
Reclassification adjustment for net gain included in net income (net of tax of $110)						(203)	(203)	(203)
Pension, other post retirement and post-employment benefit plan adjustments (net of tax of $81)						149	149	149
Comprehensive income								$2,362

BALANCE, MARCH 31, 2007	45,792,775				$294,907	$(12,130)	$282,777

BEGINNING BALANCE, JANUARY 1, 2008	82,264,460	$823	$360,126	$(30,635)	$291,360	$(1,877)	$619,797

Net Income					6,061		6,061	$6,061
ESOP shares committed to be released			(18)	403			385
Net unrealized loss on available-for-sale securities arising during the quarter (net of deferred tax of $357)						(664)	(664)	(664)
Reclassification adjustment for net gains included in net income (net of tax of $45)						(83)	(83)	(83)
Pension, other post-retirement and post-employment benefit plan adjustments (net of tax of $54)						101	101	101
Comprehensive income								$5,415
Cumulative effect of the adoption of EITF 06-4 Split- Dollar Life Insurance					(11,800)		(11,800)
BALANCE, MARCH 31, 2008	82,264,460	$823	$360,108	$(30,232)	$285,621	$(2,523)	$613,797

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	Three Months Ended March 31
	2008	2007
OPERATING ACTIVITIES:
Net income	$6,061	$1,750
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Provision for loan losses	300	300
Depreciation and amortization	1,384	909
Intangible amortization	1,747	88
Net gain on sale of investments	(128)	(313)
Accretion of discount	(1,978)	(71)
Amortization of premium	90	87
Origination of loans held for sale	-	(1,194)
Proceeds from sales of loans	-	1,016
Deferred income taxes	1,155	(2,738)
Net (gain) loss from sales of premises and equipment	(1)	5
Increase in bank owned life insurance	(353)	(345)
Amortization of employee stock ownership plan	385	-
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	865	514
Accrued interest payable	(101)	446
Income taxes payable	(1,315)	1,734
Other liabilities	(6,603)	2,615
Other assets	(14,569)	(4,204)

Net cash (used in) provided by operating activities	(13,061)	599

INVESTING ACTIVITIES:
Loans originated or acquired	(175,556)	(101,102)
Principal repayment on loans	136,359	128,115
Purchases of investment securities available-for-sale	(270,096)	(9,606)
Net purchases in money market fund	(7,101)	-
Proceeds from sales and maturities of investment securities available-for-sale	164,429	16,242
Proceeds from maturities, calls or repayments of investment securities held to maturity	19,043	4,871
Redemption (Purchase) of Federal Home Loan Bank stock	(4,272)	1,436
Net (increase) decrease in other real estate owned	84	(67)
Purchases of premises and equipment	(847)	(2,146)
Proceeds from sale of premises and equipment	28	38
Proceeds from other investing activities	201	-
Net cash provided by (used in) investing activities	(137,728)	37,781

FINANCING ACTIVITIES:
Net increase in borrowed funds	53,958	4,300
Net increase in checking, savings and demand accounts	93,759	17,702
Net decrease in time deposits	(4,544)	(52,054)
Net cash (used in) provided by financing activities	143,173	(30,052)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(7,616)	8,328

CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER	58,327	23,147

CASH AND CASH EQUIVALENTS, END OF QUARTER	$50,711	$31,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
AND NON-CASH INFORMATION:
Cash payments for interest	$21,225	$15,549
Cash payments of income taxes	15,100	1,461
Transfers of loans to other real estate owned	745	128

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the Securities and Exchange Commission on March 31, 2008.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and two variable interest entities (“VIE”) where the Company is the primary beneficiary.  The financial statements include the accounts of Beneficial Bank (the “Bank”) and its wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  Beneficial Advisors, LLC, which offers non-deposit products, Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, Beneficial Insurance Services, LLC, which was formed to provide insurance services to individual and business customers and BSB Union Corporation, a leasing company.  All significant intercompany accounts and transactions have been eliminated.  In addition two VIE’s were consolidated in the financial statements.  Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined it operates in one reporting segment which is community banking.

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

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation, which are discussed in more detail below.  Following the consummation of the merger and public offering, the Company had a total of 82,264,460 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,685 were held publicly and 45,792,775 were held by Beneficial Savings Bank Mutual Holding Company (the “MHC”).

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 72 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Office of Thrift Supervision (the “OTS”) regulates the Company and the MHC.  The Bank’s customer deposits are insured to the maximum extent provided by law, by the Deposit Insurance Fund of the FDIC.

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

In connection with the Company’s acquisition of FMS, FMS shareholders received $28.00 per share in the form of stock, cash or a combination of cash and stock, subject to the election and proration procedures set forth in the merger agreement.  There were 11,915,060 shares of Company common stock and $64.2 million in cash issued to former FMS shareholders upon the consummation of the acquisition.  The Company’s Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 include the impact of FMS subsequent to the July 13, 2007 acquisition.  The FMS transaction is the primary reason for the variances between income and expense items for the three months ended March 31, 2008 and March 31, 2007.

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

NOTE 3 – EARNINGS PER SHARE

As described in Note 2, the closing date of the Company’s minority stock offering was July 13, 2007, and a total of 82,264,460 shares were issued. The 100 shares of the Company’s common stock issued to the MHC prior to July 13, 2007, in connection with the Bank’s mutual holding company reorganization in 2004, were replaced with 45,792,775 shares, representing 55.7% of the shares of the Company’s outstanding common stock. The remaining shares were sold to the public, issued to former FMS shareholders in connection with the acquisition of FMS and were contributed to the Beneficial Foundation, a charitable foundation established to make charitable grants and donations and support projects primarily located in the Company’s market area.

The replacement of the MHC shares is analogous to a stock split or significant stock dividend. Therefore, the earnings per share information is calculated by giving retroactive application to the periods presented of the weighted average number of MHC shares outstanding on the July 13, 2007 closing date.

The following table presents a calculation of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2008	2007
Basic and diluted earnings per share:

Net income	$6,061	$1,750

Average common shares outstanding	79,214,946	45,792,775

Net earnings per share	$.08	$.04

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2008 and December 31, 2007 are as follows.

Investment securities available-for-sale are summarized in the following table:

(Dollars in thousands)
	March 31, 2008
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$7,664	$164	$(424)	$7,404
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	74,203	768	(29)	74,942
GNMA guaranteed mortgage certificates	15,637	110	(18)	15,729
Collateralized mortgage obligations	199,268	772	(5,723)	194,317
Other mortgage-backed securities	649,670	14,548	(45)	664,173
Municipal and other bonds	84,199	658	(1,077)	83,780
Mutual funds	21,818	225	(91)	21,952
Total	$1,052,459	$17,245	$(7,407)	$1,062,297

	December 31, 2007
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$9,391	$437	$(26)	$9,802
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	184,756	2,437	(130)	187,063
GNMA guaranteed mortgage certificates	17,299	89	—	17,388
Collateralized mortgage obligations	206,842	1,873	(2,709)	206,006
Other mortgage-backed securities	431,500	8,987	(303)	440,184
Municipal and other bonds	74,330	288	(392)	74,226
Mutual funds	14,717	432	(23)	15,126
Total	$938,835	$14,543	$(3,583)	$949,795

Investment securities held-to-maturity are summarized in the following tables:

(Dollars in thousands)
	March 31, 2008
	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$12,501	$109	$—	$12,610
GNMA guaranteed mortgage certificates	758	—	(25)	733
Other mortgage-backed securities	79,644	870	(445)	80,069
Total	$92,903	$979	$(470)	$93,412

	December 31, 2007
	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$27,498	$33	$(44)	$27,487
GNMA guaranteed mortgage certificates	771	—	(26)	745
Other mortgage-backed securities	83,717	485	(1,307)	82,895
Total	$111,986	$518	$(1,377)	$111,127

Investments that have been in a continuous unrealized loss position for periods of less than 12 months and 12 months or longer at March 31, 2008 and December 31, 2007 are summarized in the following table:

(Dollars in thousands)
	March 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

GSE and Agency Notes	$—	$—	$17,650	$28	$17,650	$28
Mortgage-backed securities	62,298	66	33,090	467	95,388	533
Municipal and other bonds	37,912	1,072	930	5	38,842	1,077
Collateralized mortgage obligations	114,042	3,862	42,712	1,861	156,754	5,723
Subtotal, debt securities	214,252	5,000	94,382	2,361	308,634	7,361
Equity securities	4,312	425	—	—	4,312	425
Mutual Funds	279	91	—	—	279	91
Total temporarily impaired securities	$218,843	$5,516	$94,382	$2,361	$313,225	$7,877

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

GSE and Agency Notes	$—	$—	$63,979	$174	$63,979	$174
Mortgage-backed securities	8,357	14	87,931	1,621	96,288	1,635
Municipal and other bonds	28,293	376	3,075	16	31,368	392
Collateralized mortgage obligations	37,414	408	97,324	2,300	134,738	2,708
Subtotal, debt securities	74,064	798	252,309	4,111	326,373	4,909
Equity securities	750	26	—	—	750	26
Mutual Funds	347	24	—	—	347	24
Total temporarily impaired securities	$75,161	$848	$252,309	$4,111	$327,470	$4,959

United States Government Sponsored Enterprise and Agency Notes

The Company’s investments in the preceding table in United States government sponsored enterprise (“GSE”) notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”).  The Company’s investments in government agency notes consist of debt obligations of the Department of Housing and Urban Development (“HUD”).  Included in the 12 months or longer are three securities with a loss, on average of 0.16%.  The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Other Mortgage-Backed Securities

The Company’s investments in the preceding table in mortgage-backed securities consist of GSE mortgage-backed securities and government agency mortgage-backed securities.  Included in the less than 12 months are eight securities with a loss, on average, of 0.11%.  Included in the 12 months or longer are 11 securities with a loss, on average, of 1.39%.  The unrealized losses are due to current interest rate levels relative to the Company’s cost.  The contractual cash flows of these investments in GSE mortgage-backed securities are debt obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”).  The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government.  The decline in market value is attributable to changes in interest rates relative to the Company’s cost and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Municipal and Other Bonds

The Company’s investments in the preceding table in municipal and other bonds are comprised of municipal bonds, a bond anticipation note, a corporate bond and trust preferred/collateralized debt obligations (“CDOs”).

The municipal bonds consist of obligations of entities located in the Commonwealth of Pennsylvania.  Included in the less than 12 months is one municipal bond with a loss, on average, of 0.01%.  The security is rated AAA by S&P and Aaa by Moody’s.  The unrealized loss is attributable to changes in current interest rates relative to the Company’s cost and not credit quality.   Included in the 12 months or longer are two securities with a loss, on average, of 0.57%.  These securities’ bond ratings have been downgraded due to the municipal bond insurance rating changes; however, they are rated investment grade as of March 31, 2008.  The unrealized loss is attributable to the downgrade in the ratings of the bond insurers, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

The bond anticipation note is an obligation of an entity located in the state of New Jersey which is not rated and is in a loss position of 0.16%.  The unrealized loss is attributable to changes in current interest rates relative to the Company's cost and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2008.

Other bonds that were in a loss position for less than 12 months consisted of three pooled Trust Preferred/CDOs with a loss, on average, of 2.83%.  The unrealized loss is not a result of credit quality; however, it is a result of the current market disruption in the pooled Trust Preferred market. The Trust Preferred/CDOs in this category are all Senior Note AAA rated pools, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments other-than-temporarily impaired at March 31, 2008.

Other Bonds that were in a loss position for more than 12 months consisted of one corporate bond with a loss, on average of 0.01%.  The bond was rated investment grade at March 31, 2008.  The unrealized loss is attributable to changes in current interest rates relative to the Company's cost and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to other-than-temporarily impaired at March 31, 2008.

Collateralized Mortgage Obligations

The Company’s investments in this category consist of collateralized mortgage obligations (“CMOs”) issued by FHLMC, FNMA, and whole-loan mortgage-backed securities rated AAA by S&P. Included in the less than 12 months are four floating rate agency CMOs with a loss, on average, of 1.46% and 28 whole-loan CMOs with a loss, on average, of 4.02%.  Included in the 12 months or longer are four agency CMOs with a loss, on average, of 0.36% and ten whole-loan CMOs with a loss, on average, of 4.91%. The agency CMOs decline in market value is attributable to changes in interest rates relative to the Company’s cost and not credit quality.  The price declines in the whole-loan CMO market, while not due to credit quality, are attributable to extraordinary events in the mortgage industry.  The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Equity Securities

The Company’s investments in the preceding table in equity securities consist of bank-issued common stock and a mutual fund.  Included in the less than 12 months are 16 bank-issued common stocks with a loss, on average, of 8.96% and one mutual fund in a loss position of 24.6%.  The Company evaluated the severity and duration of the impairment.  Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent to a certain degree on the economy of this region.

Major classifications of loans at March 31, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)

	March 31, 2008	December 31, 2007
Real estate loans:
One-to-four family	$493,957	$479,817
Commercial real estate	716,412	693,733
Residential construction	5,683	1,958
Total real estate loans	1,216,052	1,175,508

Commercial business loans	157,468	136,345

Consumer loans:
Home equity loans and lines		390,762
of credit	380,883
Automobile loans	161,595	174,769
Other consumer loans	234,617	237,442
Total consumer loans	777,095	802,973

Deferred loan fees and costs	5,698	6,096
Total loans	2,156,313	2,120,922

Allowance for losses	(20,580)	(23,341)
Loans, net	$2,135,733	$2,097,581

The activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007, is as follows:

	March 31,		December 31,
(Dollars in thousands)	2008	2007	2007
Balance, beginning of period	$23,341	$17,368	$17,368
Provision for loan losses	300	300	2,470
Allowance purchased	—	—	5,015
Charge-offs	(3,261)	(486)	(2,391)
Recoveries	200	280	879
Balance, end of period	$20,580	$17,462	$23,341

The recorded investment in impaired loans not requiring an allowance for loan losses was $4.2 million at March 31, 2008 and $2.9 million at December 31, 2007.  The recorded investment in impaired loans requiring an allowance for loan losses was $0.9 million at March 31, 2008 and $5.2 million at December 31, 2007.  At March 31, 2008 and December 31, 2007, the related allowance for loan losses associated with those loans was $0.1 million and $2.7 million, respectively.  For the three months ended March 31, 2008 and the year ended December 31, 2007, the average recorded investment in these impaired loans was $5.9 million and $7.8 million, respectively, and the interest income recognized on impaired loans was $0.1 million and $0.3 million, respectively.

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at March 31, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)
	March 31, 2008	December 31, 2007

Land	$16,580	$17,012
Bank premises	43,601	42,828
Furniture, fixtures and equipment	24,929	22,957
Leasehold improvements	10,851	10,674
Construction in progress	7,316	9,870
Total	103,277	103,341
Accumulated depreciation and amortization	(25,675)	(24,314)
Total	$77,602	$79,027

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc. and FMS Financial Corporation were accounted for in accordance with SFAS No. 142 “Goodwill and Intangibles Assets.”  As required under SFAS 142, goodwill is not amortized but rather reviewed for impairment at least annually.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible, which is amortized over an estimated useful life of ten years.  As of March 31, 2008, the core deposit intangible, net of accumulated amortization totaled $18.8 million.  The other amortizing intangibles, which include customer relationships, vary in estimated useful lives from two to 13 years.

Goodwill and other intangibles at March 31, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)
	Goodwill	Core Deposit Intangible	Customer Relationships and Other

Balance at December 31, 2007	$110,335	$20,294	$8,905
Additions and adjustments:
FMS Financial Corporation acquisition adjustments	(146)	—	—
CLA acquisition adjustments	25	—	—
Amortization	—	(1,470)	(277)
Balance at March 31, 2008	$110,214	$18,824	$8,628

The purchase price adjustments to goodwill were primarily a result of adjustments to the valuation of fixed assets and other assets acquired from FMS and CLA.

NOTE 8 – DEPOSITS

Deposits at March 31, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)
	March 31, 2008	December 31, 2007
Non interest-bearing deposits	$243,179	$242,351
Interest-earning checking accounts	403,274	389,812
Money market accounts	461,889	376,300
Savings accounts	408,278	414,398
Time deposits	1,037,758	1,042,302
Total deposits	$2,554,378	$2,465,163

NOTE 9 – SUBORDINATED DEBENTURES

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debenture to the Trust as of March 31, 2008 were $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million.  The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The trust preferred securities are redeemable by the Company anytime after June 2011.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2008 and December 31, 2007, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2008:
Tier 1 Capital (to average assets)	$411,269	11.62%	$106,143	3.00%	$176,905	5.00%
Tier 1 Capital (to risk weighted assets)	411,269	19.11	86,071	4.00	129,107	6.00
Total Capital (to risk weighted assets)	431,849	20.07	172,143	8.00	215,179	10.00

As of December 31, 2007:
Tier 1 Capital (to average assets)	$412,551	12.20%	$101,485	3.00%	$169,141	5.00%
Tier 1 Capital (to risk weighted assets)	412,551	19.80	83,348	4.00	125,021	6.00
Total Capital (to risk weighted assets)	435,892	20.92	166,695	8.00	208,369	10.00

The Company’s capital at March 31, 2008 and December 31, 2007 for financial statement purposes was greater than the Tier I Capital amounts primarily due to the exclusion of goodwill and other intangibles, net of other accumulated other comprehensive income adjustments which may include unrealized gains/losses on available-for-sale investments and adjustments related to SFAS No. 158.  The amounts shown in the above table are for the Bank only.

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2008, the Company recorded an income tax expense of $2.2 million for an effective rate of 26.6% compared to $0.2 million expense for an effective rate of 10.3% for the same period in 2007.

NOTE 12 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are least twenty-one years of age.  Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.   Shares in the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. The loan to the ESOP as of March 31, 2008 was $30.3 million. The Company accounts for the ESOP based on guidance from Statement of Position (SOP) 96-3 “Employer’s Accounting for Employee Stock Ownership Plans.”  Shares are released to participants proportionately as the loan is repaid.  If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan.   Allocation of shares to the ESOP participants is contingent upon the repayment of a loan to Beneficial Mutual Bancorp, Inc.  The Company recorded an expense for the ESOP of approximately $0.4 million in the three months ended March 31, 2008.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $284.6 million at March 31, 2008, as compared to $217.8 million as of December 31, 2007.  Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

The Company received $0.5 million on the partial mandatory redemption of its equity interest in Visa, Inc. in connection with Visa’s initial public offering in March 2008.  A gain was recorded as part of service charges and other income in the consolidated statement of operations.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular form.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the impact of adopting this Statement on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer takes control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement is effective for business combinations for which the acquisition is on or after the first annual reporting period of the acquisition beginning on or after December 15, 2008.  The adoption of this Statement will impact the accounting and reporting of acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment to ARB No. 51.”  This Statement established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any noncontrolling equity investments rather than the carrying amount of that retained investment.  SFAS No. 160 also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This Statement is effective for fiscal years on or after December 15, 2008.  Early adoption is prohibited.  The Company is evaluating the impact of adopting this Statement on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”).  This SAB supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  Additionally, this SAB expands SAB 105’s view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB was effective for fiscal quarters beginning after December 15, 2007.  The adoption of SAB 109 did not have a material impact on the Company’s financial condition and results of operations as of March 31, 2008.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of the Share-Based Payment Awards.”  The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  This Issue was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The Company will prospectively apply this Issue to the applicable dividends declared on or after January 1, 2008.

In May 2007, the FASB issued FASB Staff Position No. 48-1 (“FSP No. 48-1), “Definition of Settlement in FASB FIN 48.”  FSP No. 48-1 amends FIN 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits.  The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN 48.  The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position.  For effectively settled tax positions, the full amount of the tax benefit can be recognized.  The guidance in FSP No. 48-1 was effective upon initial adoption of FIN 48.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  The adoption of FSP No. 48-1 did not have a material impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management adopted SFAS No. 159 on January 1, 2008 but has not elected to fair value any of the Company’s financial assets and financial liabilities that are not currently required to be measured at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008. The Company adopted SFAS No. 157 on January 1, 2008 and has included additional disclosures about fair value in Note 15.

In September 2006, the FASB ratified EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”).  An endorsement split-dollar arrangement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and using a separate agreement endorses a portion of the policy death benefit to the insured employee’s beneficiary.  EITF 06-4 applies only to those endorsement split-dollar arrangements that provide a death benefit postretirement. This EITF requires an employer recognize a liability for future benefits if, in substance, the benefit exists. The liability would be accounted for in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions”. The EITF’s requirement is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under EITF 06-4 as of January 1, 2008, the Company recognized a liability of $11.8 million in accordance with SFAS No. 106 and recorded a corresponding reduction to retained earnings representing the cumulative effect of the change in accounting principle.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, FHLB stock, and other real estate owned on a non-recurring basis.  At March 31, 2008, these assets were valued in accordance with GAAP and did not require fair value disclosure under the provisions of SFAS No. 157.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Investment securities available-for-sale:
U.S. Government agencies and mortgage-backed securities	—	949,161	—
Municipal and other bonds	—	83,780	—
Equity securities	7,404
Money market funds	—	20,113	—
Mutual funds	—	1,839	—

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2008, the Company’s Board of Directors amended Article III, Section 2 of the Company’s Bylaws to decrease the number of Company directors from seventeen (17) to thirteen (13).

On April 16, 2008, the Company announced that the defined benefit pension plans maintained by the Bank, including the defined benefit pension plan the Bank assumed in connection with the merger of Farmers & Mechanics Bank with and into the Bank, will be frozen. Effective with the freeze of both plans, each active participant's pension benefit will be determined based upon a participant's compensation and period of employment as of June 30, 2008.  Compensation and employment after that date will not be taken into account.  The curtailment gain or loss associated with the freeze has not yet been determined.

In conjunction with the freeze, the Company announced that it plans on increasing its match of employee contributions in the current 401(k) defined contribution plan ("401(k) plan") to up to 6% of an employee's salary, up from a dollar based formula which limited Company contributions to a maximum of $1,000 per participant per year.  Also, transition credits will be applied to certain eligible participants. The Company also plans to combine the 401(k) plan with the Company's Employee Stock Ownership Plan to fund employer contributions.

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

Critical Accounting Policies

Allowance for Loan Losses – The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  The Company estimates that a 10 percent increase in the loss factors used on the loan portfolio would increase the allowance for loan losses at March 31, 2008 by approximately $2.1 million, of which $0.4 million would relate to consumer loans, $1.5 million to commercial loans and $0.2 million to residential mortgage loans. These sensitivity analyses do not represent management’s expectations of the increase in loss factors, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to change in key inputs. We believe the loss factors currently in use are appropriate in order to evaluate the allowance for loan losses at the balance sheet dates. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

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

Income Taxes – The Company estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Company conducts business.  On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.  The estimated income tax expense is recorded in the Consolidated Statement of Operations.  As of January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes” (“FIN 48”).

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

Goodwill and Intangible Assets – Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)), with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2007, our step one impairment analysis indicated goodwill was not impaired.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At March 31, 2008, intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased $140.9 million, or 4.0%, to $3.7 billion at March 31, 2008, compared to $3.6 billion at December 31, 2007.  The increase in total assets was primarily due to increases in investment securities of $97.7 million, or 9.0% and increases in total loans of $35.4 million, or 1.7%.  Total deposits increased $89.2 million, or 3.6%, to $2.6 billion at March 31, 2008 compared to $2.5 billion at December 31, 2007.  Interest bearing deposits increased $88.4 million, or 4.0%, to $2.3 billion and non-interest bearing deposits increased $0.8 million, or 0.34%, to $243.2 million during this period.  The increase in interest bearing deposits is primarily a result of increased marketing efforts during the first quarter of 2008.  Stockholders’ equity decreased $6.0 million, or 0.97%, to $613.8 million at March 31, 2008 compared to $619.8 million at December 31, 2007.  The decline in equity resulted primarily from the impact of the adoption of new accounting guidance on life insurance benefit programs during the quarter ended March 31, 2008.

  Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

General – The Company recorded net income of $6.1 million, or $0.08 per share, for the three months ended March 31, 2008, compared to net income of $1.8 million, or $0.04 per share, for the same period in 2007.

The FMS transaction is the primary reason for the variances between income and expense items for the three months ended March 31, 2008 and March 31, 2007.

Net Interest Income – The Company’s net interest income increased $11.7 million, or 76.2%, to $27.1 million for the three months ended March 31, 2008 from $15.4 million for the same period in 2007.  Total interest income increased $16.9 million to $48.2 million for the three months ended March 31, 2008 from $31.4 million for the same period in 2007. This was due to an increase in average interest earning assets of $1.1 billion to $3.3 billion for the three months ended March 31, 2008 from $2.2 billion for the same period in 2007 and an increase in the average yield on interest earning assets of 7 basis points to 5.88% for the three months ended March 31, 2008 compared to 5.81% for the same period in 2007. Total interest expense increased $5.1 million to $21.1 million for the three months ended March 31, 2008 from $16.0 million for the same period in 2007. This was due to an increase in average interest bearing liabilities of $828.7 million to $2.7 billion for the three months ended March 31, 2008 from $1.9 billion for the same period in 2007, partially offset by a decrease of 29 basis points in the cost of interest bearing liabilities to 3.12% for the three months ended March 31, 2008 compared to 3.41% for the same period in 2007.

Provision for Loan Losses – Net charge-offs during the three month period ended March 31, 2008 increased to $3.1 million, or 0.14% of average loans outstanding, compared to $0.2 million, or 0.01% of average loans outstanding for the same three month period in 2007.  The increase in net charge-offs resulted primarily from the charge-off of a single loan to an affiliate of a Philadelphia based development company that filed for Chapter 11 bankruptcy in June 2007.

The Bank recorded a provision for loan losses of $0.3 million during the three months ended March 31, 2008 as compared to $0.3 million for the same three month period in 2007.  The allowance for loan losses at March 31, 2008 totaled $20.6 million, or 0.95% of total loans outstanding, compared to $23.3 million, or 1.1% of total loans outstanding, at December 31, 2007. The allowance for loan losses included $5 million acquired as a result of the merger with FMS (see Note 5 – Loans).  The provision for loan losses in the 2008 period was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $4.5 million, or 157.9%, to $7.3 million for the three months ended March 31, 2008, compared to the same period in 2007.   The increase in non-interest income was primarily due to an increase to service charges and other income of $2.6 million and an increase in insurance commission income of $2.1 million during the three months ended March 31, 2008 compared to the same period in 2007.   The increase in service charges is the result of higher transaction volume and service fees from the deposit accounts acquired through the FMS merger and to the receipt of partial proceeds of our interest in the VISA initial public offering.  The increase in insurance commission income is the result of the additional income generated since the acquisition by Beneficial Insurance Services, LLC of the CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company, in the third quarter of 2007.

Non-interest Expense – Non-interest expense increased by $9.9 million, or 62.0%, to $25.9 million during the three months ended March 31, 2008 compared to $16.0 million during the same period in 2007.  The increase was primarily due to increases in salaries and employee benefits, advertising expenses and professional fees incurred as a result of the FMS merger. Amortization of intangibles expense increased $1.7 million, to $1.8 million for the three months ended March 31, 2008 from $0.1 million during the same period in 2007, due to the addition of $23.2 million of core deposit intangible that resulted from the acquisition of FMS.

Income Taxes – The income tax expense totaled $2.2 million for the three months ended March 31, 2008, reflecting an effective tax rate of 26.6%, compared to income tax expense of $0.2 million for the same period in 2007, reflecting an effective tax rate of 10.3%.

The following table summarizes average balances and average yields and costs for the three-month periods ended March 31, 2008 and 2007.

	March 31,
(Dollars in thousands)	2008			2007
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$6,165	$41	2.66%	$7,000	$87	4.97%
Loans	2,126,654	32,495	6.11	1,679,741	25,766	6.14
Investment securities	281,754	4,499	6.39	151,267	1,625	4.30
Mortgage-backed securities	615,985	8,291	5.38	184,682	2,190	4.74
Collateralized mortgage obligations	205,066	2,555	4.98	135,401	1,701	5.03
Other interest-earning assets	47,826	361	3.02	911	12	5.27
Total interest-earning assets	3,283,450	48,242	5.88	2,159,002	31,381	5.81

Non-interest-earning assets	392,938			131,751
Total assets	$3,676,388	$48,242		$2,290,753	$31,381

Liabilities and stockholders’ equity:
Interest-earning checking accounts	390,057	1,286	1.32	164,912	424	1.03
Money market accounts	431,641	3,107	2.88	292,323	2,215	3.03
Savings accounts	409,223	651	0.64	247,421	454	0.73
Time deposits	1,047,025	11,146	4.26	872,615	9,195	4.21
Total interest-bearing deposits	2,277,946	16,190	2.84	1,577,271	12,288	3.12

Federal Home Loan Bank advances	207,069	2,349	4.54	195,272	2,436	4.99
Repurchase agreements	191,353	2,148	4.49	88,600	1,082	4.88
Federal Home Loan Bank overnight borrowings	193	1	2.07	—	—	—
Statutory Trust Debenture	25,266	412	6.52	—	—	—
Other borrowings	3,293	24	2.92	15,304	188	4.91
Total interest-bearing liabilities	2,705,120	21,124	3.12	1,876,447	15,994	3.41

Non-interest-bearing deposits	248,536			73,541
Other non-interest-bearing liabilities	97,941			59,711
Total liabilities	3,051,597	21,124		2,009,699	15,994

Total stockholders’ equity	624,791			281,054
Total liabilities and stockholders’ equity	$3,676,388			$2,290,753
Net interest income		$27,118			$15,387
Interest rate spread			2.76%			2.40%
Net interest margin			3.30%			2.85%
Average interest-earning assets to average interest-bearing liabilities			121.38%			115.06%

Asset Quality

The Company does not engage in subprime lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.  The Company's lending and investment activities are discussed in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2008.  All mortgage backed securities owned by the Company as of March 31, 2008 possessed the highest possible investment credit rating.

Nonperforming loans totaled $13.5 million, or 0.36% of total assets, at March 31, 2008 compared to $16.3 million, or 0.46% of total assets, at December 31, 2007.   The decrease in the nonperforming loans is primarily due to the charge-off of a single loan to an affiliate of a Philadelphia based development company that filed for Chapter 11 bankruptcy in June 2007.  Nonperforming loans are evaluated under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and 15,” and are included in the determination of the allowance for loan losses.

Real estate owned increased $0.8 million to $5.6 million at March 31, 2008 compared to $4.8 million at December 31, 2007.  Real estate owned at both dates includes real estate owned recorded as part of the acquisition of FMS and its wholly owned subsidiary, Farmers & Mechanics Bank, which includes former Farmers & Mechanics Bank branch office locations that were closed by FMS in June 2007 prior to the acquisition.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2008, the Company does not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $50.7 million.  In addition, at March 31, 2008, our borrowing capacity with the Federal Home Loan Bank of Pittsburgh is up to $1.6 billion.  On March 31, 2008, we had $216.2 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2008, we had $284.6 million in loan commitments outstanding, which consisted of $93.6 million and $34.2 million in commercial and consumer commitments to fund loans, respectively, $100.6 million and $ 39.5 million in commercial and consumer unused lines of credit, respectively, and $16.5 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2008 totaled $883.1 million, or 85.1% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at March 31, 2008:

		Payments Due by Period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Commitments to fund loans	$127,942	$127,942	$—	$—	$—
Unused lines of credit	140,186	100,632	—	—	39,554
Standby letters of credit	16,537	16,537	—	—	—
Operating lease obligations	30,924	5,250	9,276	4,148	12,250
Total	$315,589	$250,361	$9,276	$4,148	$51,804

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2008, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  After taking into consideration the effect of the acquisition of FMS, the Company’s equity increased by $333.4 million since December 31, 2006 to $613.8 million at March 31, 2008. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  In the future, we may use capital management tools such as cash dividends and common share repurchases.  Under Office of Thrift Supervision regulations generally, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the Office of Thrift Supervision of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an Office of Thrift Supervision-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at March 31, 2008.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market interest rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2008 (Dollars in thousands)

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$116,364	$119,199	$121,145
% change	-2.38%		1.63%

Net Income at Risk:
Net income	$28,278	$30,133	$31,421
% change	-6.16%		4.27%

Economic Value at Risk:
Equity	$577,263	$651,865	$647,050
% change	-11.44%		-0.74%

As of March 31, 2008, based on the scenarios above, net interest income and net income would be adversely affected over a one-year time horizon in a declining rate environment.  Economic value would be adversely affected in both a rising and declining rate environment.

The net interest income at risk results indicate a slightly asset sensitive profile, which provides net interest margin benefits in rising rate scenarios.  The economic value at risk remains limited in magnitude and indicates potential moderate exposures in both decreasing and increasing rate environments.

Our results indicate limited net interest income and economic value at risk, and all results are within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

As of March 31, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: May 15, 2008	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: May 15, 2008	By:	/s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and Chief Financial
Officer
(principal financial and accounting officer)