Form 10-Q
period 2008-06-30
Beneficial Mutual Bancorp Inc
filed 2008-08-14
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes         X                                   No __________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ X ]	Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

As of August 14, 2008, there were 82,264,457 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,471,682 shares are publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)
	June 30, 2008	December 31, 2007
ASSETS
Cash and Cash Equivalents
Cash and due from banks	$46,373	$53,545
Interest-bearing deposits at other banks	238	4,782
Federal funds sold	131	—
Total cash and cash equivalents	46,742	58,327
Investment Securities:
Available-for-sale (amortized cost of $1,050,513 and $938,835 at June 30, 2008 and December 31, 2007, respectively)	1,041,424	949,795
Held-to-maturity (estimated fair value of $87,311 and $111,127 at June 30, 2008 and December 31, 2007, respectively)	88,159	111,986
Federal Home Loan Bank stock, at cost	22,112	18,814
Total investment securities	1,151,695	1,080,595
Loans:	2,234,252	2,120,922
Allowance for loan losses	(22,539)	(23,341)
Net loans	2,211,713	2,097,581

Accrued Interest Receivable	16,265	18,089

Bank premises and equipment, net	78,192	79,027
Other Assets:
Goodwill	110,440	110,335
Bank owned life insurance	30,117	29,405
Other intangibles	25,799	29,199
Other assets	76,969	55,260
Total other assets	243,325	224,199
Total Assets	$3,747,932	$3,557,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$228,531	$242,351
Interest-bearing deposits	2,372,797	2,222,812
Total deposits	2,601,328	2,465,163
Borrowed funds	471,788	407,122
Other liabilities	57,238	65,736
Total liabilities	$3,130,354	$2,938,021
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of June 30, 2008 or December 31, 2007	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,264,457 shares issued and outstanding as of June 30, 2008 and December 31, 2007	823	823
Additional paid-in capital	360,156	360,126
Unearned common stock held by employee stock ownership plan	(29,829)	(30,635)
Retained earnings (partially restricted)	294,723	291,360
Accumulated other comprehensive loss	(8,295)	(1,877)
Total stockholders’ equity	617,578	619,797
Total Liabilities and Stockholders’ Equity	$3,747,932	$3,557,818

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$32,698	$25,875	$65,193	$51,641
Interest on federal funds sold	146	280	507	292
Interest and dividends on investment securities:
Taxable	14,657	5,805	29,676	11,161
Tax-exempt	369	248	736	495
Total interest income	47,870	32,208	96,112	63,589
INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	1,235	478	2,521	901
Money market and savings deposits	3,664	2,904	7,421	5,573
Time deposits	10,082	8,888	21,228	18,083
Total	14,981	12,270	31,170	24,557
Interest on borrowed funds	4,832	3,412	9,766	7,119
Total interest expense	19,813	15,682	40,936	31,676

Net interest income	28,057	16,526	55,176	31,913

Provision for Loan Losses	2,300	-	2,600	300

Net interest income after provision for loan losses	25,757	16,526	52,576	31,613
Non-interest Income
Insurance commission and related income	1,876	938	5,141	2,134
Service charges and other income	4,388	1,385	8,330	2,721
Impairment charge on securities available-for-sale	(473)	-	(473)	-
Net gain on sale of investment securities available-for-sale	143	367	271	679
Total non-interest income	5,934	2,690	13,269	5,534
Non-interest Expense
Salaries and employee benefits	13,157	9,267	26,150	18,390
Pension curtailment gain	(7,289)	0	(7,289)	0
Occupancy expense	2,812	2,034	5,758	3,994
Depreciation, amortization and maintenance	2,047	1,406	4,022	2,754
Advertising	1,214	1,041	2,325	1,727
Intangible amortization expense	1,654	84	3,400	172
Other	5,045	3,247	10,166	6,024

Total non-interest expense	18,640	17,079	44,532	33,061

Income before income taxes	13,051	2,137	21,313	4,086

Income Tax Expense	3,950	225	6,150	425

Net Income	$9,101	$1,912	$15,163	$3,661

Net Earnings per Share - Basic and Diluted	$0.11	$0.04	$0.19	$0.08

Average common shares outstanding - Basic and Diluted	79,255,114	45,792,775	79,235,030	45,792,775
Dividends per share	$--	$--	$--	$--

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income

BEGINNING BALANCE, JANUARY 1, 2007	100				$293,157	$(12,742)	$280,415	$--

Net Income					3,661		3,661	3,661
Stock dividend of 45,792,675 shares to Beneficial Savings Bank MHC	45,792,675
Net unrealized gain on available-for-sale securities arising during the period (net of deferred tax of $358)						(1,273)	(1,273)	(1,273)
Reclassification adjustment for net gain included in net income (net of tax of $110)						(441)	(441)	(441)
Pension, other post retirement and post-employment benefit plan adjustments (net of tax of $81)						298	298	298
Total other comprehensive income								(1,416)
Comprehensive income								$2,245
Dividend to Parent Company					(250)		(250)

BALANCE, JUNE 30, 2007	45,792,775				$296,568	$(14,158)	$282,410

BEGINNING BALANCE, JANUARY 1, 2008	82,264,457	$823	$360,126	$(30,635)	$291,360	$(1,877)	$619,797

Net Income					15,163		15,163	$15,163
ESOP shares committed to be released			14	806			820
Net unrealized loss on available-for-sale securities arising during the period (net of deferred tax of $7,074)						(13,137)	(13,137)	(13,137)
Reclassification adjustment for net gains included in net income (net of tax of $95)						131	131	131
Pension, other post-retirement and post-retirement benefit plan adjustments (net of tax of $628)						(1,166)	(1,166)	(1,166)
Immediate recognition of prior service cost and unrealized gain(loss) due to curtailments (net of deferred tax $4,175)						7,754	7,754	7,754
Other			16				16
Total other comprehensive Income								(6,418)
Comprehensive income								$8,745
Cumulative effect of the adoption of EITF 06-4
Split- Dollar Life Insurance					(11,800)		(11,800)

BALANCE, JUNE 30, 2008	82,264,457	$823	$360,156	$(29,829)	$294,723	$(8,295)	$617,578

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30
	2008	2007
OPERATING ACTIVITIES:
Net income	$15,163	$3,661
Adjustments to reconcile net income to
net cash used in operating activities:
Provision for loan losses	2,600	300
Depreciation and amortization	2,782	1,778
Intangible amortization	3,400	171
Net gain on sale of investments	(271)	(679)
Impairment of investments	473
Pension curtailments	(7,289)
Accretion of discount	(2,929)	(806)
Amortization of premium	187	172
Origination of loans held for sale	-	(2,406)
Proceeds from sales of loans	-	2,064
Deferred income taxes	2,213	(3,166)
Net gain (loss) from sales of premises and equipment	(6)	8
Increase in bank owned life insurance	(712)	(695)
Amortization of employee stock ownership plan	820	-
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	1,881	39
Accrued interest payable	(773)	(368)
Income taxes payable	3,872	(1,652)
Other liabilities	(3,795)	12,985
Other assets	(20,912)	(12,877)
Net cash used in operating activities	(3,296)	(1,471)

INVESTING ACTIVITIES:
Loans originated or acquired	(399,072)	(206,492)
Principal repayment on loans	281,620	262,590
Purchases of investment securities available for sale	(373,512)	(295,778)
Net sales in money market fund	6,888	-
Proceeds from sales and maturities of investment securities available for sale	256,371	39,959
Proceeds from maturities, calls or repayments of investment securities held to maturity	23,741	9,536
Redemption (Purchase) of Federal Home Loan Bank stock	(3,298)	1,827
Net proceeds from sale of other real estate owned	747	36
Purchases of premises and equipment	(2,835)	(4,182)
Proceeds from sale of premises and equipment	29	64
Proceeds from other investing activities	201	-
Net cash used in investing activities	(209,120)	(192,440)

FINANCING ACTIVITIES:
Net increase in borrowed funds	64,666	(62,150)
Net increase in checking, savings and demand accounts	161,400	34,353
Net decrease in time deposits	(25,235)	(99,721)
Cash dividend to parent company	-	(250)
Proceeds from stock subscriptions	-	393,910

Net cash provided by financing activities	200,831	266,142

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(11,585)	72,231

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	58,327	23,147

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,742	$95,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
AND NON-CASH INFORMATION:
Cash payments for interest	$20,642	$32,045
Cash payments of income taxes	2,022	5,458
Transfers of loans to other real estate owned	720	253

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the Securities and Exchange Commission on March 31, 2008.  The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and two variable interest entities (“VIE”) where the Company is the primary beneficiary.  The financial statements include the accounts of Beneficial Bank (the “Bank”) and its wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  Beneficial Advisors, LLC, which offers non-deposit products, Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, Beneficial Insurance Services, LLC, which was formed to provide insurance services to individual and business customers and BSB Union Corporation, a leasing company.  All significant intercompany accounts and transactions have been eliminated.  In addition, two VIE’s are consolidated in the financial statements.  Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined it operates in one reporting segment which is community banking.

Use of Estimates in the Preparation of Financial Statements

These unaudited interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The significant estimates include the allowance for loan losses, goodwill, other intangible assets and income taxes.  Actual results could differ from those estimates.

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation, which are discussed in more detail below.  Following the consummation of the merger and public offering, the Company had a total of 82,264,457 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,682 were held publicly and 45,792,775 were held by Beneficial Savings Bank Mutual Holding Company (the “MHC”).

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

In connection with the Company’s acquisition of FMS, FMS shareholders received $28.00 per share in the form of stock, cash or a combination of cash and stock, subject to the election and proration procedures set forth in the merger agreement.  There were 11,915,057 shares of Company common stock and $64.2 million in cash issued to former FMS shareholders upon the consummation of the acquisition.  The acquisition in July had no impact on the Company’s operations for the June 2007 three and six month periods.

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

NOTE 3 – EARNINGS PER SHARE

As described in Note 2, the closing date of the Company’s minority stock offering was July 13, 2007, and a total of 82,264,457 shares were issued. The 100 shares of the Company’s common stock issued to the MHC prior to July 13, 2007, in connection with the Bank’s mutual holding company reorganization in 2004, were replaced with 45,792,775 shares, representing 55.7% of the shares of the Company’s outstanding common stock. The remaining shares were sold to the public, issued to former FMS shareholders in connection with the acquisition of FMS and were contributed to the Beneficial Foundation, a charitable foundation established to make charitable grants and donations and support projects primarily located in the Company’s market area.

The replacement of the MHC shares is analogous to a stock split or significant stock dividend. Therefore, the earnings per share information is calculated by giving retroactive application to the periods presented of the weighted average number of MHC shares outstanding on the July 13, 2007 closing date.

The following table presents a calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2008 and 2007. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.

(Dollars in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic and diluted earnings per share:

Net income	$9,101	$1,912	$15,163	$3,661

Average common shares outstanding	79,255,114	45,792,775	79,235,030	45,792,775

Net earnings per share	$0.11	$0.04	$0.19	$0.08

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2008 and December 31, 2007 are as follows.

Investment securities available for sale are summarized in the following table:

                  (Dollars in thousands)
	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,406	$90	$(682)	$6,814
U.S. Government Sponsored Enterprise
and Agency Notes	33,927	363	(38)	34,252
GNMA guaranteed mortgage certificates	14,303	134	(4)	14,433
Collateralized mortgage obligations	189,236	458	(5,581)	184,113
Other mortgage-backed securities	712,051	7,219	(6,468)	712,802
Municipal and other bonds	85,696	265	(4,830)	81,131
Mutual funds	7,894	18	(33)	7,879
Total	$1,050,513	$8,547	$(17,636)	$1,041,424

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,391	$437	$(26)	$9,802
U.S. Government Sponsored Enterprise
and Agency Notes	184,756	2,437	(130)	187,063
GNMA guaranteed mortgage certificates	17,299	89	--	17,388
Collateralized mortgage obligations	206,842	1,873	(2,709)	206,006
Other mortgage-backed securities	431,500	8,987	(303)	440,184
Municipal and other bonds	74,330	288	(392)	74,226
Mutual funds	14,717	432	(23)	15,126
Total	$938,835	$14,543	$(3,583)	$949,795

Investment securities held to maturity are summarized in the following table:
                  (Dollars in thousands)

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Sponsored Enterprise
and Agency Notes	$12,501	$78	$--	$12,579
GNMA guaranteed mortgage certificates	748	--	(27)	721
Other mortgage-backed securities	74,910	472	(1,371)	74,011
Total	$88,159	$550	$(1,398)	$87,311

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Sponsored Enterprise
and Agency Notes	$27,498	$33	$(44)	$27,487
GNMA guaranteed mortgage certificates	771	--	(26)	745
Other mortgage-backed securities	83,717	485	(1,307)	82,895
Total	$111,986	$518	$(1,377)	$111,127

Investments that have been in a continuous unrealized loss position for periods of less than 12 months and 12 months or longer at June 30, 2008 and December 31, 2007 are summarized in the following table:

(Dollars in thousands)
	June 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$-	$-	$17,410	$38	$17,410	$38
Mortgage-backed securities	388,379	6,743	24,488	1,127	412,867	7,870
Municipal and other bonds	40,662	4,828	710	2	41,372	4,830
Collateralized mortgage obligations	117,550	3,432	40,338	2,149	157,888	5,581
Subtotal, debt securities	546,591	15,003	82,946	3,316	629,537	18,319
Equity securities	4,216	682	-	-	4,216	682
Mutual funds	1,294	33	-	-	1,294	33
Total temporarily impaired securities	$552,101	$15,718	$82,946	$3,316	$635,047	$19,034

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$-	$-	$63,979	$174	$63,979	$174
Mortgage-backed securities	8,357	14	87,931	1,621	96,288	1,635
Municipal and other bonds	28,293	376	3,075	16	31,368	392
Collateralized mortgage obligations	37,414	408	97,324	2,300	134,738	2,709
Subtotal, debt securities	74,064	798	252,309	4,111	326,373	4,910
Equity securities	750	26	-	-	750	26
Mutual Funds	347	24	-	-	347	24
Total temporarily impaired securities	$75,161	$848	$252,309	$4,111	$327,470	$4,960

Due to the weakened condition of the market for common stocks of financial institutions in the second quarter of 2008 and the evaluation of the near term prospects of the issuers in relation to the severity of the decline, the Company recorded a charge related to the value of common equity securities of various financial services companies that were deemed to be other-than-temporarily-impaired.  The Company recognized an  other-than-temporary impairment for these securities of $0.5 million during the three months ended June 30, 2008.

When evaluating for impairment, Management considers the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, and other available information to determine the nature of the decline in market value of the securities.

United States Government Sponsored Enterprise and Agency Notes

The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”).  The Company’s investments in government agency notes consist of a debt obligation of the Department of Housing and Urban Development (“HUD”).  The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Mortgage-Backed Securities

The Company’s investments in the preceding table in mortgage-backed securities consist of GSE mortgage-backed securities, and government agency mortgage-backed securities.  The unrealized losses are due to current interest rate levels relative to the Company’s cost.  The contractual cash flows of those investments in GSE mortgage-backed securities are debt obligations of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”).  The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government.  The decline in market value is attributable to changes in interest rates relative to the Company’s cost and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Municipal and Other Bonds

The Company’s investments in the preceding table in municipal and other bonds are comprised of municipal bonds, bond anticipation notes, a revenue anticipation note, a corporate bond and trust preferred/collateralized debt obligations (“CDOs”).

The municipal bonds consist of obligations of entities located in the Commonwealth of Pennsylvania and obligations issued by the Pennsylvania Housing Finance Agency.    Those bonds are rated investment grade at June 30, 2008.  The decline in market value is attributable to the changes in interest rates relative to the Company’s cost, and changes in the ratings of bond insurers.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The bond and revenue anticipation notes are obligations of entities located in the state of New Jersey which are not rated. The unrealized loss is attributable to changes in current interest rates relative to our cost and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than temporarily impaired at June 30, 2008.

Other Bonds that were in a loss position for less than 12 months consisted of three pooled Trust Preferred/CDOs with a loss, on average, of 15.59%.  The average deferral rate of the collateral pools is less than 5%, and the Company expects the issuers to continue to perform according to the terms of the contracts.  The Trust Preferred/CDOs in this category are all Senior Note AAA rated pools, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments other-than temporarily impaired at June 30, 2008.

Other Bonds that were in a loss position for less than 12 months consisted of one corporate bond.  The bond was rated investment grade at June 30, 2008.  The unrealized loss is attributable to changes in current interest rates relative to our cost and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2008.

Collateralized Mortgage Obligations

The Company’s investments in this category consist of collateralized mortgage obligations (“CMOs”) issued by FHLMC, FNMA, and whole loan mortgage-backed securities rated AAA by S&P. While the decline in market value of whole loan CMOs is attributable to changes in interest rates relative to the Company’s cost, it is also attributable to the widening of spreads in the whole loan CMO market.  This widening of spreads is not related to the credit quality of those securities.  The majority of securities in this category were issued in 2003 and 2004 with 15 year and 20 year collateral.   All securities are in the “A” class, the most senior debt class, and maintain sufficient credit enhancement. The weighted average loan to value ratio for the overall portfolio is less than 50%, and the Company expects the full payment of principal. The Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. The Company therefore does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Equity Securities

The Company’s investments in the preceding table in equity securities consist of bank-issued common stock and a mutual fund.  Included in less than 12 months column are 17 bank-issued common stocks, with a loss, on average, of 13.92% and one mutual fund in a loss position of 2.5%.  The Company has evaluated the severity and duration of the impairment.  Based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008 with the exception of the $0.5 million of impairment as noted.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent to a certain degree on the economy of this region.

Major classifications of loans at June 30, 2008 and December 31, 2007 are summarized as follows:

            (Dollars in thousands)
	June 30, 2008	December 31, 2007
Real estate loans:
One-to-four family	$512,768	$479,817
Commercial real estate	742,160	693,733
Residential construction	6,623	1,958
Total real estate loans	1,261,551	1,175,508

Commercial business loans	205,843	136,345

Consumer loans:
Home equity loans and lines
of credit	371,522	390,762
Auto loans	149,897	174,769
Other consumer loans	240,278	237,442
Total consumer loans	761,697	802,973
Total loans	2,229,091	2,114,826

Net deferred loan fees and costs	5,161	6,096
Allowance for loan losses	(22,539)	(23,341)
Loans, net	$2,211,713	$2,097,581

The activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007 and the year ended December 31, 2007, is as follows:

              (Dollars in thousands)
	June 30,		December 31,
	2008	2007	2007
Balance, beginning of year	$23,341	$17,368	$17,368
Provision for loan losses	2,600	300	2,470
Allowance acquired	0	0	5,015
Charge-offs	(3,721)	(938)	(2,391)
Recoveries	319	508	879
Balance, end of period	$22,539	$17,238	$23,341

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures – an amendment of FASB Statement No. 114.  A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.  An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired.  For this purpose, delays less than 90 days are considered to be insignificant.  Impairment losses are included in the provision for loan losses.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.  Loans collectively evaluated for impairment include personal loans and most residential mortgage loans, and are not included in the following data.

Components of Impaired Loans
(Dollars in thousands)
	June 30, 2008	December 31, 2007
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$1,064	$5,173
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	4,984	2,927
Total impaired loans	$6,048	$8,100

Valuation allowance related to impaired loans	$305	$2,713

Analysis of Impaired Loans
	For the Six Months Ended June 30,
	2008	2007
Average impaired loans	$5,788	$6,503
Interest income recognized on impaired loans	225	150
Cash basis interest income recognized on impaired loans	43	--

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at June 30, 2008 and December 31, 2007 are summarized as follows:

                    (Dollars in thousands)
	June 30, 2008	December 31, 2007
Land	$16,580	$17,012
Bank premises	43,811	42,828
Furniture, fixtures and equipment	26,457	22,957
Leasehold improvements	10,723	10,674
Construction in progress	7,554	9,870
Total	105,125	103,341
Accumulated depreciation and amortization	(26,933)	(24,314)
Total	$78,192	$79,027

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc. (“CLA”) and FMS Financial Corporation were accounted for in accordance with SFAS No. 142 “Goodwill and Intangibles Assets.”  As required under SFAS 142, goodwill is not amortized but rather reviewed for impairment at least annually.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible, which is amortized over an estimated useful life of ten years.  As of June 30, 2008, the core deposit intangible net of accumulated amortization totaled $17.4 million.  The other amortizing intangibles, which include customer lists, vary in estimated useful lives from two to thirteen years.

Goodwill and other intangibles at June 30, 2008 and December 31, 2007 are summarized as follows:

          (Dollars in thousands)
	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31,2007	$110,335	$20,294	$8,905
Additions and Adjustments:
FMS Financial Corporation acquisition	80	-	-
CLA acquisition adjustments	25	-	-
Amortization	-	(2,857)	(543)
Balances at June 30, 2008	$110,440	$17,437	$8,362

	June 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(5,778)	$17,437	$23,215	$(2,921)	$20,294
Customer Relationships and other	10,251	(1,889)	8,362	10,251	(1,346)	8,905
Total Amortizing	$33,466	$(7,667)	$25,799	$33,466	$(4,267)	$29,199

NOTE 8 – DEPOSITS

Deposits at June 30, 2008 and December 31, 2007 are summarized as follows:

                                              (Dollars in thousands)
	June 30,	December 31,
	2008	2007
Non-interest bearing deposits	$228,531	$242,351
Interest earning checking accounts	430,853	389,812
Money market accounts	510,271	376,300
Savings accounts	414,606	414,398
Time deposits	1,017,067	1,042,302
Total deposits	$2,601,328	$2,465,163

NOTE 9 – BORROWED FUNDS

Borrowed funds at June 30, 2008 and December 31, 2007 are summarized as follows:

 (Dollars in thousands)

	June 30, 2008	December 31, 2007
Fed funds purchased	$46,800	$8,050
FHLB advances	180,750	185,750
Repurchase agreements	215,370	185,562
Statutory trust debenture	25,273	25,264
Other	3,595	2,496
Total borrowed funds	$471,788	$407,122

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debenture to the Trust as of June 30, 2008 was $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million.  The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The trust preferred securities are redeemable by the Company anytime after June 2011.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2008 and December 31, 2007, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2008:
Tier 1 Capital (to average assets)	$416,789	11.68%	$107,020	3.00%	$178,366	5.00%
Tier 1 Capital (to risk weighted assets)	416,789	18.86%	88,373	4.00%	132,560	6.00%
Total Capital (to risk weighted assets)	439,328	19.89%	176,746	8.00%	220,933	10.00%

As of December 31, 2007:
Tier 1 Capital (to average assets)	$412,551	12.20%	$101,485	3.00%	$169,141	5.00%
Tier 1 Capital (to risk weighted assets)	412,551	19.80%	83,348	4.00%	125,021	6.00%
Total Capital (to risk weighted assets)	435,892	20.92%	166,695	8.00%	208,369	10.00%

NOTE 11 – INCOME TAXES

For the six months ended June 30, 2008 the Company recorded an income tax expense of $6.2 million for an effective rate of 28.9% compared to an expense of $0.4 million for an effective rate of 10.4% for the same period in 2007.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The initial adoption did not have a material impact on the Company’s financial condition and results of operations.  Currently, the Company believes no significant uncertain tax positions exist, wither individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit and no liability for uncertain tax positions is recognized in the unaudited financial statements. The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income.  The tax years 2004 through 2007 remain subject to examination by taxing authorities.

Pursuant to SFAS No. 109, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  The amount of this reserve on which no deferred taxes have been provided is approximately $2.3 million. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

NOTE 12 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Bank has noncontributory defined benefit pension plans (“Plans”) covering most of its employees.  Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants.  During 2007, the Bank assumed sponsorship of Farmers & Mechanics Pension Plan (“FMS Plan”) in conjunction with the FMS Financial merger.

The Bank also provides certain postretirement benefits to qualified former employees.  These postretirement benefits principally pertain to certain health insurance and life insurance coverage. Information relating to these employee benefits program are included in the tables that follow.

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels.  As a result the Bank recognized a curtailment gain of $7.3 million. Additionally, the Company has enhanced its 401(k) Plan and combined it with its recently adopted Employee Stock Ownership Plan to fund employer contributions.

(Dollars in thousands)

For three months ended June 30
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$555	$467	$57	$55
Interest cost	1,091	930	376	162
Expected return on assets	(1,111)	(877)	0	0
Amortization of loss	24	106	29	14
Amortization of prior service cost	4	9	47	47
Amortization of transition obligation	0	0	41	41
Curtailment gain	(7,289)	0	0	0
Net periodic pension (income)/cost	$(6,726)	$635	$550	$319

For six months ended June 30
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$1,194	$933	$114	$110
Interest cost	2,318	1,861	751	323
Expected return on assets	(2,238)	(1,755)	0	0
Amortization of loss	71	213	58	94
Amortization of prior service cost	13	18	94	29
Amortization of transition obligation	0	0	82	82
Curtailment gain	(7,289)	0	0	0
Net periodic pension (income)/cost	$(5,931)	$1,270	$1,099	$638

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes. In the second quarter of 2008, $0.2 million was contributed to the FMS Plan under the Bank’s funding policy. No additional contributions are anticipated for the remainder of 2008.

NOTE 13 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are least 21 years of age.  Other salaried employees will be eligible after they have completed 1 year of service and have attained the age of 21.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.   Shares in the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. The loan to the ESOP as of June 30, 2008 was $30.3 million. The Company accounts for the ESOP based on guidance from Statement of Position (SOP) 96-3 “Employer’s Accounting for Employee Stock Ownership Plans.”  Shares are released to participants proportionately as the loan is repaid.  If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan.   Allocation of shares to the ESOP participants is contingent upon the repayment of a loan to Beneficial Mutual Bancorp, Inc.  The Company recorded an expense for the ESOP of approximately $0.4 and $0.8 million in the three and six months ended June 30, 2008 respectively.  As of June 30, 2008 the ESOP was merged with the Bank’s 401(k) plan.  Shares will be allocated and released based on the Company’s 401(k) Plan Document.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $248.1 million at June 30, 2008, as compared to $217.8 million as of December 31, 2007. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer takes control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement is effective for business combinations for which the acquisition is on or after the first annual reporting period of the acquisition beginning on or after December 15, 2008.  The adoption of this Statement will impact the accounting and reporting of acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an Amendment to ARB No. 51.”  This Statement established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

This Statement also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment.  SFAS No. 160 also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. SFAS 160 requires expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  This Statement is effective for the year beginning January 1, 2009 and earlier adoption is not permitted.  The Company is evaluating the impact of adopting this Statement on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”).  This SAB supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  Additionally, this SAB expands SAB 105’s view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB was effective for fiscal quarters beginning after December 15, 2007.  The adoption of SAB 109 on January 1, 2008 did not have a material impact on the Company’s financial condition and results of operations and cash flows.

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

In May 2007, the FASB issued FASB Staff Position No. 48-1 (“FSP No. 48-1), “Definition of Settlement in FASB FIN 48.”  FSP No. 48-1 amends FIN 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits.  The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN 48.  The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position.  For effectively settled tax positions, the full amount of the tax benefit can be recognized.  The guidance in FSP No. FIN 48-1 was effective upon initial adoption of FIN 48.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  The adoption of FSP No. FIN 48-1 did not have a material impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management adopted SFAS No. 159 on January 1, 2008 but has not elected to fair value any of the Company’s financial assets and financial liabilities that are not currently required to be measured at fair value.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008. The Company adopted SFAS No. 157 on January 1, 2008 and has included additional disclosures about fair value in Note 16.

        In September 2006, the FASB ratified EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”).  An endorsement split-dollar arrangement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and using a separate agreement endorses a portion of the policy death benefit to the insured employee’s beneficiary.  EITF 06-4 applies only to those endorsement split-dollar arrangements that provide a death benefit postretirement. This EITF requires an employer recognize a liability for future benefits if, in substance, the benefit exists. The liability would be accounted for in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions” The EITF’s requirement is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under EITF 06-4 as of January 1, 2008, the Company recognized a liability of $11.8 million in accordance with SFAS No. 106 and recorded a corresponding reduction to retained earnings representing the cumulative effect of the change in accounting principle.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt, equity securities and derivative contracts that are traded in an active exchange market as well as certain U.S. Treasury securities that are highly liquid and actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted market prices that are traded less frequently than exchange traded assets and liabilities.  The values of these items are determined using pricing models with inputs observable in the market or can be corroborated from observable market data.  This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities and derivative contracts.

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

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned on a non-recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

   (Dollars in thousands)
	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Government agencies and mortgage-backed securities	$-	$945,600	$-
Municipal and other bonds	-	81,131	-
Equity securities	6,814		-
Money market funds		4,928
Mutual funds		1,762
Certificates of deposit	1,189

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).

Assets measured at fair value on a nonrecurring basis are as follows:

		Category Used for Fair Value Measurement
	Balance at June 30, 2008	Level 1	Level 2	Level 3

Impaired loans	$759	$--	$759	$--

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

Critical Accounting Policies

Allowance for Loan Losses – The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are subject to significant change.  The Company estimates that a 10 percent increase in the loss factors used on the loan portfolio would increase the allowance for loan losses at June 30, 2008 by approximately $2.1 million, of which $0.4 million would relate to consumer loans, $1.5 million to commercial loans and $0.2 million to residential mortgage loans. These sensitivity analyses do not represent management’s expectations of the increase in loss factors, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to change in key inputs. We believe the loss factors currently in use are appropriate in order to evaluate the allowance for loan losses at the balance sheet dates. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

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

Goodwill and Intangible Assets – Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2007, our step one impairment analysis indicated goodwill was not impaired.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At June 30, 2008, intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.

Background and Overview

The Company is a community-based, diversified financial services company providing consumer and commercial banking services.  Its principal subsidiary, Beneficial Bank, has served individuals and businesses in the Delaware Valley area for more than 150 years.  The Bank is the oldest and largest bank headquartered in Philadelphia, Pennsylvania with 72 offices in the greater Philadelphia and Southern New Jersey regions.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased $190.1 million, or 5.3%, to $3.7 billion at June 30, 2008, compared to $3.6 billion at December 31, 2007.  The increase in total assets was primarily due to increases in investment securities of $71.1 million, or 6.6% and increases in total loans of $113.3 million, or 5.3%.  Total deposits increased $136.2 million, or 5.5%, to $2.6 billion at June 30, 2008 compared to $2.5 billion at December 31, 2007.  Interest bearing deposits increased $150.0 million, or 6.7%, to $2.4 billion and non-interest bearing deposits decreased $13.8 million to $228.5 million from $242.4 million at December 31, 2007.  The increase in interest bearing deposits is primarily a result of increased marketing efforts during the first half of 2008.  Stockholders’ equity decreased $2.2 million, or 0.36%, to $617.6 million at June 30, 2008 compared to $619.8 million at December 31, 2007.  The decline in equity resulted primarily from the decrease in the fair value of securities available for sale and the cumulative effect of the adoption of new accounting guidance on life insurance benefit programs during the quarter ended March 31, 2008.

  Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

General – The Company recorded net income of $9.1 million, or $0.11 per share, for the three months ended June 30, 2008, compared to net income of $1.9 million, or $0.04 per share, for the same period in 2007.

The FMS transaction is the primary reason for the variances between income and expense items for the three-month periods ended June 30, 2008 and June 30, 2007.

Net Interest Income – The Company’s net interest income increased $11.5 million, or 69.8%, to $28.1 million for the three months ended June 30, 2008 from $16.5 million for the same period in 2007.  Total interest income increased $15.7 million to $47.9 million for the three months ended June 30, 2008 from $32.2 million for the same period in 2007. This was due to an increase in average interest earning assets of $1.2 billion to $3.4 billion for the three months ended June 30, 2008 from $2.2 billion for the same period in 2007 and a decrease in the average yield on interest earning assets of 25 basis points to 5.65% for the three months ended June 30, 2008 compared to 5.90% for the same period in 2007. Total interest expense increased $4.1 million to $19.8 million for the three months ended June 30, 2008 from $15.7 million for the same period in 2007. This was due to an increase in average interest bearing liabilities of $990.5 million to $2.8 billion for the three months ended June 30, 2008 from $1.8 billion for the same period in 2007, partially offset by a decrease of 63 basis points in the cost of interest bearing liabilities to 2.82% for the three months ended June 30, 2008 compared to 3.45% for the same period in 2007.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $2.3 million during the three months ended June 30, 2008. No provision was recorded for the same three-month period in 2007.  The allowance for loan losses at June 30, 2008 totaled $22.5 million, or 1.01% of total loans outstanding, compared to $23.3 million, or 1.10% of total loans outstanding, at December 31, 2007. The provision for loan losses in the 2008 period was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $3.2 million, or 120.6%, to $5.9 million for the three months ended June 30, 2008, compared to the same period in 2007.   The increase in non-interest income was primarily due to an increase to service charges and other income of $3.0 million and an increase in insurance commission income of $0.9 million during the three months ended June 30, 2008 compared to the same period in 2007.   The increase in service charges is the result of higher transaction volume and service fees from the deposit accounts acquired through the FMS merger.  The increase in insurance commission income is the result of the additional income generated since the acquisition by Beneficial Insurance Services, LLC of the CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company, in the fourth quarter of 2007.

Due to the weakened condition of the market for the common stocks of financial institutions in the second quarter of 2008 and the evaluation of the near term prospects of the issuers in relation to the severity of the decline, the Company recorded a charge related to the value of common equity securities of various financial services companies that were deemed to be other-than-temporarily-impaired.  The Company recognized an other-than-temporary impairment for these securities of $0.5 million during the three months ended June 30, 2008.

Non-interest Expense – Non-interest expense increased by $1.6 million, or 9.1%, to $18.6 million during the three months ended June 30, 2008 compared to $17.1 million during the same period in 2007.  The increase was primarily due to increases in salaries and employee benefits, advertising expenses and professional fees incurred as a result of the FMS merger.  These increases were offset by a pension curtailment gain of $7.3 million. Amortization of intangibles expense increased $1.6 million, to $1.7 million for the three months ended June 30, 2008 from $0.1 million during the same period in 2007, due to the addition of $23.2 million of core deposit intangible that resulted from the acquisition of FMS.

Income Taxes  – Income tax expense totaled $4.0 million for the three months ended June 30, 2008, reflecting an effective tax rate of 30.3%, compared to income tax expense of $0.2 million for the same period in 2007, reflecting an effective tax rate of 10.5%.   The increase was due primarily to an increase in income before income taxes of $10.9 million to $13.1 million for the three months ended June 30, 2008, which included a pension curtailment gain of $7.3 million.  This compares to net income before taxes of $2.1 million for the three months ended June 30, 2007.

The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships.  These credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue code.

The following table summarizes average balances and average yields and costs for the three-month periods ended June 30, 2008 and 2007.

(Dollars in thousands)	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$4,049	$12	1.19%	$9,694	$99	4.07%
Loans	2,200,448	32,698	5.94	1,654,533	25,875	6.27
Investment securities	193,015	2,350	4.87	190,121	2,170	4.61
Mortgage-backed securities	771,007	10,342	5.37	175,865	2,090	4.75
Collateralized mortgage obligations	189,853	2,322	4.89	133,261	1,694	5.08
Other interest-earning assets	28,364	146	2.06	21,311	280	5.20
Total interest-earning assets	3,386,736	47,870	5.65	2,184,785	32,208	5.90

Non-interest earning assets	348,878			142,117
Total assets	$3,735,614	$47,870		$2,326,902	$32,208

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$424,540	1,235	1.16	$173,080	478	1.11
Money market accounts	482,962	2,960	2.45	307,023	2,453	3.20
Savings accounts	412,933	704	0.68	243,116	451	0.74
Time deposits	1,043,340	10,082	3.87	821,726	8,888	4.34
Total interest-bearing deposits	2,363,775	14,981	2.53	1,544,945	12,270	3.19

Federal Home Loan Bank advances	202,124	2,161	4.28	186,741	2,295	4.93
Repurchase agreements	215,427	2,341	4.35	78,477	960	4.91
Statutory Trust Debentures	25,270	290	4.59	-	-	0.00
Other borrowings	7,202	40	2.22	13,183	157	4.77
Total interest-bearing liabilities	2,813,798	19,813	2.82	1,823,346	15,682	3.45

Non-interest-bearing deposits	257,843			83,896
Other non-interest-bearing liabilities	51,422			137,178
Total liabilities	3,123,063	19,813		2,044,420	15,682

Total stockholders’ equity	612,547			282,482
Total liabilities and stockholders’ equity	$3,735,610			$2,326,902
Net interest income		$28,057			$16,526
Interest rate spread			2.85%			2.45%
Net interest margin			3.31%			3.02%
Average interest-earning assets to average interest-bearing liabilities			120.36%			119.82%

Comparison of Operating Results for the Six Months Ended June 30, 2008 and June 30, 2007

General – The Company recorded net income of $15.2 million, or $0.19 per share for the six months ended June 30, 2008 compared to net income of $3.7 million, or $0.08 per share for the comparable period in 2007.  During the second quarter, the Company recorded a non-recurring curtailment gain related to pension plan modifications.  The pre-tax impact of this curtailment gain was $7.3 million.

The FMS transaction is the primary reason for the variances between income and expense items for the six month periods ended June 30, 2008 and  June 30, 2007.

Net Interest Income – For the six months ended June 30, 2008 net interest income increased $23.3 million, or 72.9%, to $55.2 million. This increase was due primarily to an increase in interest and fees on loans and an increase in investment income, offset by an increase in interest expense related to time deposits.  The net interest margin was 3.31% for the six months ended June 30, 2008, a 37 basis point increase from the same period in 2007.

Provision for Loan Losses – Net charge-offs during the six months ended June 30, 2008 were $3.4 million, or .16% of average loans outstanding, compared to the $0.4 million, or 0.03% of average loans outstanding as reported for the six-month period ended June 30, 2007.  Net charge-offs during the six months ended June 30, 2008 resulted primarily from a first quarter charge-off of a single loan to an affiliate of a Philadelphia-based development company that filed for Chapter 11 bankruptcy in June 2007.

The provision for loan losses was $2.6 million for the six months ended June 30, 2008, compared to $0.3 million for the same period in 2007. The change in the provision for loan losses in the 2008 period compared to the same period in 2007 was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $7.7 million, or 139.8%, to $13.3 million for the six months ended June 30, 2008 compared to $5.5 million for the same period in 2007.  The increase in non-interest income was due to an increase in service charges and other income of $5.6 million and insurance commission income of $3.0 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase in service charges is primarily the result of higher transaction volume and service fees from the deposit accounts acquired through the FMS merger.

Non-interest Expense – Non-interest expense increased $11.5 million, or 34.7%, to $44.5 million for the six months ended June 30, 2008 from $33.1 million during the same period in 2007.  The increase was primarily due to increases in salaries and employee benefits, intangible amortization and other general operating expenses, offset by a pension curtailment gain of $7.3 million.  Amortization of intangibles expense increased $3.2 million to $3.4 million for the six months ended June 30, 2008 from $0.2 million during the same period in 2007, primarily due to $23.2 million of core deposit intangible that resulted from the acquisition of FMS.

        Income Taxes – Income tax expense was $6.1 million for the six months ended June 30, 2008, reflecting an effective tax rate of 28.9% compared to an expense of $0.4 million for the same period in 2007, reflecting an effective tax rate of 10.4%. The increase was due primarily to an increase in income before income taxes of $17.2 million to $21.3 million for the six months ended June 30, 2008, which included a pension curtailment gain of $7.3 million.  This compares to net income before taxes of $4.1 million for the six months ended June 30, 2007.

The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships.  These credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue code.

The following table summarizes average balances and average yields and costs for the six-month periods ended June 30, 2008 and 2007.

(Dollars in thousands)	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$5,107	$24	0.94%	$8,358	$186	4.45%
Loans	2,163,551	65,193	6.03	1,667,068	51,641	6.22
Investment securities	237,383	6,876	5.77	170,801	3,795	4.49
Mortgage-backed securities	693,496	18,634	5.37	180,249	4,280	4.91
Collateralized mortgage obligations	197,460	4,878	4.94	134,325	3,395	5.05
Other interest-earning assets	38,095	507	2.66	11,167	292	5.20
Total interest-earning assets	3,335,092	96,112	5.76	2,171,968	63,589	5.88

Non-interest earning assets	370,908			136,959
Total assets	$3,706,000	$96,112		$2,308,927	$63,589

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$407,299	2,521	1.24	$167,518	901	1.08
Money market accounts	457,301	6,066	2.65	299,713	4,667	3.14
Savings accounts	411,078	1,355	0.66	245,257	906	0.74
Time deposits	1,045,183	21,228	4.06	847,030	18,083	4.31
Total interest-bearing deposits	2,320,861	31,170	2.69	1,559,518	24,557	3.18

Federal Home Loan Bank advances	204,596	4,512	4.41	190,983	4,731	5.00
Repurchase agreements	203,390	4,488	4.41	83,511	2,043	4.93
FHLB overnight borrowings	97	1	2.06	0	0	0.00
Statutory Trust Debentures	25,268	702	5.55	0	0	0.00
Other borrowings	5,247	63	2.41	14,238	345	4.88
Total interest-bearing liabilities	2,759,459	40,936	2.97	1,848,250	31,676	3.46

Non-interest-bearing deposits	253,190			83,846
Other non-interest-bearing liabilities	74,682			95,059
Total liabilities	3,087,331	40,936		2,027,155	31,676

Total stockholders’ equity	618,669			281,772
Total liabilities and stockholders’ equity	$3,706,000			$2,308,927
Net interest income		$55,176			$31,913
Interest rate spread			2.80%			2.42%
Net interest margin			3.31%			2.94%
Average interest-earning assets to average interest-bearing liabilities			120.86%			117.51%

Asset Quality

The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.  All mortgage backed securities owned by the Company as of June 30, 2008 possessed the highest possible investment credit rating.

Nonperforming loans totaled $15.7 million, or 0.42% of total assets, at June 30, 2008 compared to $16.3 million, or 0.46% of total assets, at December 31, 2007.   The decrease in non-performing loans was primarily due to the charge-off during the first quarter of 2008 of a single loan to an affiliate of a Philadelphia based development company that filed for Chapter 11 bankruptcy in June 2007.  Non-performing loans are evaluated under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15 and are included in the determination of the allowance for loan losses.

Real estate owned increased $2.6 million to $7.4 million at June 30, 2008 compared to $4.8 million at December 31, 2007.  Real estate owned at both dates includes real estate owned recorded as part of the acquisition of FMS and its locations that were closed by FMS in June 2007 prior to the acquisition.  The value of the real estate owned related to the FMS properties was $6.6 million at June 30, 2008.  These properties are being held for sale.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At June 30, 2008, the Company did not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $46.7 million.  In addition, at June 30, 2008, our borrowing capacity with the Federal Home Loan Bank of Pittsburgh was up to $1.6 billion.  On June 30, 2008, we had $180.8 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2008, we had $248.1 million in loan commitments outstanding, which consisted of $68.9 million and $10.3 million in commercial and consumer commitments to fund loans, respectively, $151.9 million in commercial and consumer unused lines of credit, and $17.0 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2008 totaled $815.9 million, or 80.2% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at June 30, 2008:
		Payments due by period

		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$79,266	$79,266	$0	$0	$0
Unused lines of credit	151,851	109,398	0	0	42,453
Standby letters of credit	16,966	16,966	0	0	0
Operating lease obligations	30,567	4,952	8,791	4,224	12,600
Total	$278,650	$210,582	$8,791	$4,224	$55,053

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2008, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  After taking into consideration the effect of the acquisition of FMS, the Company’s equity increased by $337.2 million since December 31, 2006 to $617.6 million at June 30, 2008.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  In the future, we may use capital management tools such as cash dividends and common share repurchases.

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

For the period ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at June 30, 2008.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2008:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$126,026	$127,077	$128,135
% change	(0.83%)		0.83%

Net Income at Risk:
Net income	$31,062	$31,764	$32,479
% change	(2.21%)		2.25%

Economic Value at Risk:
Equity	$645,840	$686,160	$633,228
% change	(5.88%)		(7.71%)

As of June 30, 2008, based on the scenarios above, net interest income and net income would be adversely affected over a one-year time horizon in a declining rate environment.  Economic value would be adversely affected in both a rising and declining rate environment.

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

As of June 30, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (the “Meeting”) held on May 22, 2008, all the nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:

	FOR	WITHHELD

Nominees for a One-Year Term:
Elizabeth H. Gemmill	77,517,864	978,255
Thomas F. Hayes	77,387,634	1,108,485
Joseph J. McLaughlin	77,436,173	1,059,946
Craig W. Yates	77,037,474	1,458,645

Nominees for a Two-Year Term:
Edward G. Boehne	76,833,786	1,662,333
Charles Kahn, Jr.	77,421,812	1,074,307
Michael J. Morris	77,430,166	1,065,953
Donald F. O’Neill	77,472,829	1,023,290
Roy D. Yates	77,051,790	1,444,329

Nominees for a Three-Year Term:
Gerard P. Cuddy	77,463,865	1,032,254
Frank A. Farnesi	77,481,097	1,015,022
Thomas J. Lewis	77,443,162	1,052,957
George W. Nise	77,321,346	1,174,773

In addition, stockholders at the Meeting voted on a proposal to approve the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan.  The votes cast were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
61,930,292	6,164,278	182,823	10,218,726

Also at the Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year ending December 31, 2008. The votes cast were as follows:

FOR	AGAINST	ABSTAIN
74,575,202	3,266,495	654,422

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (1)

4.0           Form of Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

10.1	Employment Agreement between Beneficial Mutual Bancorp, Inc, Beneficial Bank and Denise Kassekert dated July 16, 2008.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification
_________________________________________________________________________
*	Management contract or compensatory plan, contract or arrangement.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 14, 2008	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2008	By:	/s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and Chief Financial
Officer
(principal financial officer)