Form 10-Q
period 2008-09-30
Beneficial Mutual Bancorp Inc
filed 2008-11-14
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐          No ☒

As of November 14, 2008, there were 82,264,457 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,471,682 shares are publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except share amounts)
	September 30, 2008	December 31, 2007
ASSETS
Cash and Cash Equivalents
Cash and due from banks	$47,674	$53,545
Interest-bearing deposits at other banks	11,902	4,782
Federal funds sold	2,250	—
Total cash and cash equivalents	61,826	58,327
Investment Securities:
Available-for-sale (amortized cost of $1,032,592 and $938,835 at September 30, 2008 and December 31, 2007, respectively)	1,024,390	949,795
Held-to-maturity (estimated fair value of $83,963 and $111,127 at September 30, 2008 and December 31, 2007, respectively)	84,401	111,986
Federal Home Loan Bank stock, at cost	27,872	18,814
Total investment securities	1,136,663	1,080,595
Loans:	2,323,280	2,120,922
Allowance for loan losses	(25,208)	(23,341)
Net loans	2,298,072	2,097,581

Accrued Interest Receivable	17,506	18,089

Bank premises and equipment, net	77,724	79,027
Other Assets:
Goodwill	110,436	110,335
Bank owned life insurance	30,481	29,405
Other intangibles	24,893	29,199
Other assets	85,369	55,260
Total other assets	251,179	224,199
Total Assets	$3,842,970	$3,557,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$226,303	$242,351
Interest-bearing deposits	2,408,850	2,222,812
Total deposits	2,635,153	2,465,163
Borrowed funds	535,896	407,122
Other liabilities	64,981	65,736
Total liabilities	3,236,030	2,938,021
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of September 30, 2008 or December 31, 2007	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,264,457 shares issued and outstanding as of September 30, 2008 and December 31, 2007	823	823
Additional paid-in capital	343,765	360,126
Unearned common stock held by the employee savings and stock ownership plan	(29,013)	(30,635)
Retained earnings (partially restricted)	299,044	291,360
Accumulated other comprehensive loss	(7,679)	(1,877)
Total stockholders’ equity	606,940	619,797
Total Liabilities and Stockholders’ Equity	$3,842,970	$3,557,818

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$33,564	$32,588	$98,756	$84,229
Interest on federal funds sold	14	985	522	1,277
Interest and dividends on investment securities:
Taxable	14,074	12,682	43,751	23,843
Tax-exempt	428	256	1,164	752
Total interest income	48,080	46,511	144,193	110,101
INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	1,410	1,626	3,931	2,528
Money market and savings deposits	3,856	3,374	11,277	8,947
Time deposits	8,748	10,955	29,976	29,038
Total	14,014	15,955	45,184	40,513
Interest on borrowed funds	4,975	4,438	14,741	11,557
Total interest expense	18,989	20,393	59,925	52,070

Net interest income	29,091	26,118	84,268	58,031

Provision for Loan Losses	3,191	—	5,791	300

Net interest income after provision for loan losses	25,900	26,118	78,477	57,731
Non-interest Income
Insurance commission and related income	2,738	979	7,879	3,113
Service charges and other income	3,827	2,824	12,157	5,545
Impairment charge on securities available-for-sale	(264)	—	(737)	—
Net gain (loss) on sale of investment securities available-for-sale	159	(24)	430	656
Total non-interest income	6,460	3,779	19,729	9,314
Non-interest Expense
Salaries and employee benefits	13,933	13,896	40,083	32,286
Pension curtailment gain	—	—	(7,289)	—
Contribution to The Beneficial Foundation	—	9,995	—	9,995
Occupancy expense	3,070	2,460	8,827	6,454
Depreciation, amortization and maintenance	2,096	1,989	6,118	4,744
Advertising	1,220	1,033	3,545	2,760
Intangible amortization expense	906	1,452	4,306	1,623
Other	5,414	4,585	15,582	10,610

Total non-interest expense	26,639	35,410	71,172	68,472

Income (Loss) before income taxes	5,721	(5,513)	27,034	(1,427)

Income Tax Expense (Benefit)	1,400	(475)	7,550	(50)

Net Income (Loss)	$4,321	$(5,038)	$19,484	$(1,377)

Earnings (loss) per Share – Basic	$0.05	$(0.07)	$0.25	$0.02
Earnings (loss) per Share – Diluted	$0.05	$(0.07)	$0.25	$0.02

Average common shares outstanding - Basic	78,566,856	74,723,331	79,010,679	55,451,926
Average common shares outstanding - Diluted	78,573,633	74,723,331	79,010,679	55,451,926
Dividends per share	$—	$—	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BEGINNING BALANCE, JANUARY 1, 2007	100				$293,157	$ (12,742)	$280,415	$—

Net loss					(1,377)		(1,377)	(1,377)

Stock dividend of 45,792,675 shares to Beneficial Savings Bank MHC	45,792,675

Sale of 23,606,625 shares of common stock in initial public offering and issuance of 950,000 shares to the Beneficial Foundation	24,556,625	$704	$241,146				241,850

The issuance of 11,915,200 in connection with the acquisition of FMS Financial Corporation	11,915,200	119	119,033				119,152

Unallocated ESOP shares committed to employees				$(32,248)			(32,248)

ESOP shares committed to be released			(51)	733			682

Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the year (net of deferred income tax benefit of $2,822)								5,241

Reclassification adjustment for net gains included in net income (net of tax $229)								(426)

Pension, other post retirement and post-retirement benefits (net of income tax benefit $241)								447

Total other comprehensive income						5,262	5,262	5,262
Comprehensive income								$3,885
Cash dividend					(250)		(250)
BALANCE, SEPTEMBER 30, 2007	82,264,600	$823	$360,128	$(31,515)	$291,530	$(7,480)	$613,486

BEGINNING BALANCE, JANUARY 1, 2008	82,264,457	$823	$360,126	$(30,635)	$291,360	$(1,877)	$619,797

Net Income					19,484		19,484	$19,484

ESOP shares committed to be released			165	1,622			1,787

Stock option expense			243				243

Restricted stock shares			276				276

Funding of restricted stock awards			(17,061)				(17,061)

Other			16				16

Net unrealized loss on available-for-sale securities arising during the period (net of deferred tax of $6,815)						(12,656)	(12,656)	(12,656)

Reclassification adjustment for net gains included in net income (net of tax of $151)						(279)	(279)	(279)

Reclassification adjustment for other-than-temporary impairment (net of tax benefit of $258)						479	479	479

Pension, other post-retirement and post-retirement benefit plan adjustments (net of tax of $592)						(1,099)	(1,099)	(1,099)

Immediate recognition of prior service cost and unrealized gain due to curtailments (net of deferred tax $4,175)						7,753	7,753	7,753

Total other comprehensive Loss								(5,802)
Comprehensive income								$13,682

Cumulative effect of the adoption of EITF 06-4 related to Split-Dollar Life Insurance					(11,800)		(11,800)
BALANCE, SEPTEMBER 30, 2008	82,264,457	$823	$343,765	$(29,013)	$299,044	$(7,679)	$606,940

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30
	2008	2007
OPERATING ACTIVITIES:
Net income (Loss)	$19,484	$(1,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	9,500
Provision for loan losses	5,791	300
Depreciation and amortization	4,169	3,195
Intangible amortization	4,306	1,623
Net gain on sale of investments	(430)	(656)
Impairment of investments	737	—
Pension curtailments	(7,289)	—
Accretion of discount on investments	(3,338)	(1,859)
Amortization of premium on investments	261	251
Origination of loans held for sale	—	(3,838)
Proceeds from sales of loans	—	4,115
Deferred income taxes	(2,207)	(7,333)
Net loss from sales of premises and equipment	(12)	(3)
Increase in bank owned life insurance	(1,076)	(1,046)
Stock based compensation expense	2,306	—
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	583	(890)
Accrued interest payable	(766)	(473)
Income taxes payable	1,072	(929)
Other liabilities	4,281	35,486
Other assets	(22,717)	(6,724)
Net cash provided by operating activities	5,155	29,342

INVESTING ACTIVITIES:
Cash received from business acquired	—	33,696
Loans originated or acquired	(629,152)	(355,665)
Principal repayment on loans	422,148	398,500
Purchases of investment securities available for sale	(397,303)	(352,752)
Net (purchases) sales in money market fund	295	(9,672)
Proceeds from sales and maturities of investment securities available for sale	304,888	316,438
Proceeds from maturities, calls or repayments of investment securities held to maturity	27,460	14,169
(Purchase) Redemption of Federal Home Loan Bank stock	(9,058)	2,963
Proceeds from sale of other real estate owned	888	66
Purchases of premises and equipment	(3,759)	(5,948)
Proceeds from sale of premises and equipment	33	76
Proceeds from other investing activities	201	—
Net cash (used in) provided by investing activities	(283,359)	41,871

FINANCING ACTIVITIES:
Net increase (decrease) in borrowed funds	128,774	(67,227)
Net increase (decrease) in checking, savings and demand accounts	201,290	(4,852)
Net decrease in time deposits	(31,300)	(122,500)
Purchase of restricted stock	(17,061)	—
Cash dividend to parent company	—	(250)
Proceeds from stock issuance	—	232,350
Loan to employee stock ownership plan		(32,248)
Net cash provided by financing activities	281,703	5,273

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,499	76,486

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,327	21,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,826	$97,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$60,747	$60,781
Cash payments of income taxes	4,972	6,654
Transfers of loans to other real estate owned	722	517

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the Securities and Exchange Commission on March 31, 2008. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

Principles of Consolidation

          The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and two variable interest entities (“VIEs”) where the Company is the primary beneficiary. The financial statements include the accounts of Beneficial Bank (the “Bank”) and its wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are as follows: Beneficial Advisors, LLC, which offers non-deposit investment products and services, Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, Beneficial Insurance Services, LLC, which was formed to provide insurance services to individual and business customers and BSB Union Corporation, a leasing company. All significant intercompany accounts and transactions have been eliminated. In addition, two VIEs are consolidated in the financial statements. Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined it operates in one reporting segment which is community banking.

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

NOTE 2 – NATURE OF OPERATIONS

          The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation, which are discussed in more detail below. Following the consummation of the merger and public offering, the Company had a total of 82,264,457 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,682 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC (the “MHC”).

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

Merger and Minority Stock Offering

          On October 13, 2006, the Company announced that it signed a definitive merger agreement with FMS Financial Corporation, the parent of Farmers & Mechanics Bank (together, “FMS”). Under the terms of the agreement, which was approved by the Boards of Directors of both companies, Bancorp conducted a minority stock offering to the Bank’s depositors and the public and immediately thereafter acquired FMS. Upon completion of the acquisition, Farmers & Mechanics Bank was merged with and into the Bank. The transaction closed on July 13, 2007.

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

NOTE 3 – EARNINGS PER SHARE

          As described in Note 2, the closing date of the Company’s minority stock offering was July 13, 2007, and a total of 82,264,457 shares were issued. The 100 shares of the Company’s common stock issued to the MHC prior to July 13, 2007, in connection with the Bank’s mutual holding company reorganization in 2004, were replaced with 45,792,775 shares, representing 55.7% of the shares of the Company’s outstanding common stock. The remaining shares were sold to the public, issued to former FMS shareholders in connection with the acquisition of FMS and contributed to The Beneficial Foundation (“Foundation”), a charitable foundation established by the Company to make charitable grants and donations and support projects primarily located in the Company’s market area.

          The replacement of the MHC shares is analogous to a stock split or significant stock dividend. Therefore, the earnings per share information is calculated by giving retroactive application to the periods presented of the weighted average number of MHC shares outstanding on the July 13, 2007 closing date.

          The following table presents a calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2008 and 2007. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. The grants of restricted shares issued in the third quarter are dilutive only for earnings per share for the three months ended September 30, 2008. The stock options granted are anti-dilutive for the three and nine months ended September 30, 2008. See Note 14 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic and diluted earnings per share:

Net income	$4,321	$(5,038)	$19,484	$(1,377)

Basic average common shares outstanding	78,566,856	74,723,331	79,010,679	55,451,926
Effect of dilutive securities	6,777	—	—	—
Dilutive average shares outstanding	78,573,633	74,723,331	79,010,679	55,451,926
Net earnings (loss) per share

Basic	$0.05	$(0.07)	$0.25	$(0.02)
Diluted	$0.05	$(0.07)	$0.25	$(0.02)

For the three months ended September 30, 2008, there were 1,697,500 outstanding options that were anti-dilutive . For the nine months ended September 30, 2008, there were 1,697,500 outstanding options that were anti-dilutive, and 761,000 restricted stock grants that were anti-dilutive for year-to-date earnings per share.

NOTE 4 – INVESTMENT SECURITIES

          The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2008 and December 31, 2007 are as follows.

          Investment securities available for sale are summarized in the following table:

(Dollars in thousands)
	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$7,095	$491	$(328)	$7,258
U.S. Government Sponsored Enterprise and Agency Notes	17,361	346	(15)	17,692
GNMA guaranteed mortgage certificates	13,327	107	—	13,434
Collateralized mortgage obligations	182,744	326	(5,908)	177,162
Other mortgage-backed securities	697,693	7,276	(3,700)	701,269
Municipal and other bonds	99,884	166	(6,791)	93,259
Mutual funds and certificates of deposit	14,488	—	(172)	14,316
Total	$1,032,592	$8,712	$(16,914)	$1,024,390

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$9,391	$437	$(26)	$9,802
U.S. Government Sponsored Enterprise and Agency Notes	184,756	2,437	(130)	187,063
GNMA guaranteed mortgage certificates	17,299	89	—	17,388
Collateralized mortgage obligations	206,842	1,873	(2,709)	206,006
Other mortgage-backed securities	431,500	8,987	(303)	440,184
Municipal and other bonds	74,330	288	(392)	74,226
Mutual funds	14,717	432	(23)	15,126
Total	$938,835	$14,543	$(3,583)	$949,795

    Management evaluates all investments with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other than temporary.

    Investment securities held to maturity are summarized in the following table:

(Dollars in thousands)
	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government Sponsored Enterprise and Agency Notes	$12,501	$25	$—	$12,526
GNMA guaranteed mortgage certificates	738	—	(28)	710
Other mortgage-backed securities	71,162	436	(871)	70,727
Total	$84,401	$461	$(899)	$83,963

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government Sponsored Enterprise and Agency Notes	$27,498	$33	$(44)	$27,487
GNMA guaranteed mortgage certificates	771	—	(26)	745
Other mortgage-backed securities	83,717	485	(1,307)	82,895
Total	$111,986	$518	$(1,377)	$111,127

    The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007.

(Dollars in thousands)
	September 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE and Agency Notes	$8,601	$15	$—	$—	$8,601	$15
Mortgage-backed securities	332,719	3,884	23,844	714	356,563	4,598
Municipal and other bonds	54,523	6,790	710	2	55,233	6,792
Collateralized mortgage obligations	119,886	4,132	39,109	1,776	158,995	5,908
Subtotal, debt securities	515,729	14,821	63,663	2,492	579,392	17,313
Equity securities	2,504	328	—	—	2,504	328
Mutual funds	1,613	172	—	—	1,613	172
Total temporarily impaired securities	$519,846	$15,321	$63,663	$2,492	$583,509	$17,813

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE and Agency Notes	$—	$—	$63,979	$174	$63,979	$174
Mortgage-backed securities	8,357	14	87,931	1,621	96,288	1,635
Municipal and other bonds	28,293	376	3,075	16	31,368	392
Collateralized mortgage obligations	37,414	408	97,324	2,300	134,738	2,709
Subtotal, debt securities	74,064	798	252,309	4,111	326,373	4,910
Equity securities	750	26	—	—	750	26
Mutual Funds	347	24	—	—	347	24
Total temporarily impaired securities	$75,161	$848	$252,309	$4,111	$327,470	$4,960

          Due to the weakened condition of the market for common stocks of financial institutions in the third quarter of 2008 and the evaluation of the near term prospects of the issuers in relation to the severity of the decline, the Company recorded a charge related to the value of common equity securities of various financial services companies that were deemed to be other-than-temporarily-impaired. The Company recognized an other-than-temporary impairment for these securities of $0.3 million during the three months ended September 30, 2008.

          When evaluating for impairment, the Company’s management considers the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, and other available information to determine the nature of the decline in market value of the securities. The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available-for-sale portfolio were not other than temporarily impaired.

United States Government Sponsored Enterprise and Agency Notes

          The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”). The Company’s investments in government agency notes consist of a debt obligation of the Department of Housing and Urban Development (“HUD”). The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Mortgage-Backed Securities

          The Company’s investments in mortgage-backed securities consist of GSE mortgage-backed securities, and government agency mortgage-backed securities. The unrealized losses are due to current interest rate levels relative to the Company’s cost. The contractual cash flows of those investments in GSE mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae. Both companies are currently under conservatorship of the Federal Housing Finance Agency (FHFA). The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government. The decline in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration. The contractual cash flows for these investments are performing as expected. As the decline in market value is attributable to changes in interest rates and credit spreads and not underlying credit deterioration, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Municipal and Other Bonds

         The Company's investments in municipal and other bonds are comprised of municipal bonds, municipal anticipation notes, a corporate bond and collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities.  Other bonds that were in a loss position for less than 12 months include three trust preferred CDOs with a loss, on average, of 21.38%.   There has been little secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. At September 30, 2008, the Company believes that the credit quality of these securities remains adequate to absorb further economic declines, and these securities remain investment grade. Only a limited number of issuers have contractually deferred their interest payments. As a result, the Company believes all contractual cash flows will be received on this portfolio.  The Trust Preferred/CDOs in this category are all senior tranches.  The senior tranches of trust preferred CDOs are generally protected from defaults by over-collateralization. The Company expects the issuers to continue to perform according to the terms of the contracts and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments other-than temporarily impaired at September 30, 2008.

          The municipal bonds consist of obligations of entities located in Pennsylvania and New Jersey and obligations issued by the Pennsylvania Housing Finance Agency and were in an unrealized loss position, on average, of 1.44%. Those bonds are rated investment grade at September 30, 2008. The decline in market value is attributable to the changes in interest rates relative to the Company’s cost, and changes in the ratings of bond insurers. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

          The municipal anticipation notes are obligations of entities located in the state of New Jersey that are not rated and were in an unrealized loss position, on average, of 0.28%. The unrealized loss is attributable to changes in current interest rates relative to our cost and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2008.

          Also included in other bonds that were in a loss position for less than 12 months was one corporate bond with an unrealized loss, on average, of 2.00%. The bond was rated investment grade at September 30, 2008. The unrealized loss is attributable to changes in current interest rates relative to our cost and not credit quality. As the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2008.

Collateralized Mortgage Obligations

          In the preceding table, the Company’s investments in this category consist of collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae and non-agency (whole loan) mortgage-backed securities. While the decline in market value of whole loan CMOs is attributable to changes in interest rates relative to the Company’s cost, it is also attributable to the widening of credit spreads in the whole loan CMO market. The majority of securities in this category were issued in 2003 and 2004 with 15 year and 20 year collateral. All securities are in the “A” class, and maintain sufficient credit enhancement. The weighted average loan to value ratio for the overall portfolio is less than 50%, and the Company expects the full payment of principal. The Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. The Company therefore does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Equity Securities

          The unrealized losses on the Company’s investment in equity securities was $0.3 million at September 30, 2008 after an other-than-temporary impairment charge of $0.3 million for the three months ended September 30, 2008. The Company’s investments in equity securities consist of bank-issued common stock and mutual funds. Included in the less than 12 months column are nine bank-issued common stocks, with a loss, on average, of 11.59% and two mutual funds in a loss position of 9.6%. The Company’s assessment to estimate the recovery period for equity securities in an unrealized loss position includes analytical forecasts, earnings assumptions and other company specific financial performance metrics. In addition, this assessment incorporates general market data, industry and sector cycles and related trends to determine a reasonable recovery period. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of impairment. Based on this evaluation, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

NOTE 5 – LOANS

          The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent, to a certain degree, on the economy of this region. The U.S. and global economic environment has changed considerably from 2007 and the prior quarter. The slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial system, the bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in banking and insurance companies intended to maintain orderly markets. Early estimates indicate that economic growth contracted in the third quarter. It does not appear likely that economic growth will rebound sharply in the coming months, which will further strain the financial condition of both households and businesses.

          The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. In addition, the Company proactively manages credit risk in its loan portfolio and employs a robust loan review process.

          Major classifications of loans at September 30, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)
	September 30,	December 31,
	2008	2007
Real estate loans:
One-to-four family	$509,053	$479,817
Commercial real estate	764,679	693,733
Residential construction	7,704	1,958
Total real estate loans	1,281,436	1,175,508

Commercial business loans	266,738	136,345

Consumer loans:
Home equity loans and lines of credit	370,514	390,762
Auto loans	144,994	174,769
Other consumer loans	254,817	237,442
Total consumer loans	770,325	802,973
Total loans	2,318,499	2,114,826

Net deferred loan fees and costs	4,781	6,096
Allowance for loan losses	(25,208)	(23,341)
Loans, net	$2,298,072	$2,097,581

          The activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007, is as follows:

(Dollars in thousands)
	September 30,		December 31,
	2008	2007	2007
Balance, beginning of year	$23,341	$17,368	$17,368
Provision for loan losses	5,791	300	2,470
Allowance acquired	—	5,015	5,015
Charge-offs	(4,374)	(1,330)	(2,391)
Recoveries	450	741	879
Balance, end of period	$25,208	$22,094	$23,341

          The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures – an amendment of FASB Statement No. 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include personal loans and most residential mortgage loans, and are not included in the following data. The increase in the provision was due primarily to our continuous evaluation of non-performing loans, a risk assessment regarding weakening economic conditions, along with the increase in commercial loans outstanding.

Components of Impaired Loans
(Dollars in thousands)
	September 30, 2008	December 31, 2007
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$3,303	$5,173
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	10,171	2,927
Total impaired loans	$13,474	$8,100

Valuation allowance related to impaired loans	$1,215	$2,713

Analysis of Impaired Loans
	For the Nine Months Ended September 30,
	2008	2007
Average impaired loans	$6,987	$5,744
Interest income recognized on impaired loans	343	194
Cash basis interest income recognized on impaired loans	55	—

NOTE 6 – BANK PREMISES AND EQUIPMENT

            Bank premises and equipment at September 30, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)
	September 30, 2008	December 31, 2007
Land	$16,580	$17,012
Bank premises	44,043	42,828
Furniture, fixtures and equipment	26,746	22,957
Leasehold improvements	10,727	10,674
Construction in progress	7,932	9,870
Total	106,028	103,341
Accumulated depreciation and amortization	(28,304)	(24,314)
Total	$77,724	$79,027

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

          Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc. (“CLA”) and FMS Financial Corporation were accounted for in accordance with SFAS No. 142 “Goodwill and Intangibles Assets.”  As required under SFAS 142, goodwill is not amortized but rather reviewed for impairment at least annually.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible, which is amortized over an estimated useful life of ten years.  As of September 30, 2008, the core deposit intangible net of accumulated amortization totaled $16.8 million.  The other amortizing intangibles, which include customer lists, vary in estimated useful lives from two to thirteen years.

          The purchase price adjustments to goodwill were primarily a result of adjustments to the valuation of fixed assets and other assets acquired from FMS and CLA.

          Goodwill and other intangibles at September 30, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)

	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31, 2007	$110,335	$20,294	$8,905
Additions and Adjustments:
FMS Financial Corporation acquisition	80	—	—
CLA acquisition adjustments	21	—	—
Amortization	—	(3,496)	(810)
Balances at September 30, 2008	$110,436	$16,798	$8,095

	September 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(6,417)	$16,798	$23,215	$(2,921)	$20,294
Customer Relationships and other	10,251	(2,156)	8,095	10,251	(1,346)	8,905
Total Amortizing	$33,466	$(8,573)	$24,893	$33,466	$(4,267)	$29,199

Non-amortizing	—	—	—	—	—	—

NOTE 8 – DEPOSITS

          Deposits at September 30, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)
	September 30, 2008	December 31, 2007
Non-interest bearing deposits	$226,303	$242,351
Interest earning checking accounts	473,860	389,812
Money market accounts	529,335	376,300
Savings accounts	394,653	414,398
Time deposits	1,011,002	1,042,302
Total deposits	$2,635,153	$2,465,163

NOTE 9 – BORROWED FUNDS

          Borrowed funds at September 30, 2008 and December 31, 2007 are summarized as follows:

(Dollars in thousands)
	September 30, 2008	December 31, 2007
Fed funds purchased	$—	$8,050
FHLB advances	266,750	185,750
Repurchase agreements	240,273	185,562
Statutory trust debenture	25,277	25,264
Other	3,596	2,496
Total borrowed funds	$535,896	$407,122

          The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debenture to the Trust as of September 30, 2008 was $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million.  The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The trust preferred securities are redeemable by the Company anytime after June 2011.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject.

          As of September 30, 2008 and December 31, 2007, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

          The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September30, 2008:
Tier 1 Capital (to average assets)	$421,723	11.72%	$107,971	3.00%	$179,951	5.00%
Tier 1 Capital (to risk weighted assets)	421,723	18.40%	91,665	4.00%	137,498	6.00%
Total Capital (to risk weighted assets)	446,931	19.50%	183,331	8.00%	229,163	10.00%

As of December 31, 2007:
Tier 1 Capital (to average assets)	$412,551	12.20%	$101,485	3.00%	$169,141	5.00%
Tier 1 Capital (to risk weighted assets)	412,551	19.80%	83,348	4.00%	125,021	6.00%
Total Capital (to risk weighted assets)	435,892	20.92%	166,695	8.00%	208,369	10.00%

NOTE 11 – INCOME TAXES

          For the nine months ended September 30, 2008, the Company recorded an income tax expense of $7.6 million for an effective rate of 27.9% compared to a tax benefit of $0.1 million, reflecting an income tax benefit of 3.50% for the same period in 2007.   The increase was due primarily to an increase in income before income taxes of $28.5 million to $27.0 million for the nine months ended September 30, 2008, which included a pension curtailment gain of $7.3 million.  This compares to a net loss before taxes of $1.4 million for the nine months ended September 30, 2007, which included a $10.0 million contribution to the Foundation.

          The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The initial adoption did not have a material impact on the Company’s financial condition and results of operations.  Currently, the Company believes no significant uncertain tax positions exist, whether individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit and no liability for uncertain tax positions is recognized in the unaudited financial statements. The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income.  The tax years 2004 through 2007 remain subject to examination by taxing authorities.

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

(Dollars in thousands)
	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$467	$87	$55
Interest cost	955	930	335	182
Expected return on assets	(1,096)	(877)	—	—
Amortization of loss	1	106	82	14
Amortization of prior service cost	—	9	(67)	47
Amortization of transition obligation	—	—	41	41
Curtailment gain	—	—	—	—
Net periodic pension (income)/cost	($140)	$635	$478	$339

	Pension Benefits Nine Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$1,194	$933	$202	$165
Interest cost	3,273	1,861	1,086	505
Expected return on assets	(3,334)	(1,755)	—	—
Amortization of loss	73	213	26	140
Amortization of prior service cost	13	18	140	44
Amortization of transition obligation	—	—	123	123
Curtailment gain	(7,289)	—	—	—
Net periodic pension (income)/cost	$(6,070)	$1,270	$1,577	$977

          The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes. In the second quarter of 2008, $0.2 million was contributed to the FMS Plan under the Bank’s funding policy. No additional contributions are anticipated for the remainder of 2008.

NOTE 13 – EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN (KSOP)

          In connection with the initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age. Other salaried employees will be eligible after they have completed 1 year of service and have attained the age of 21. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares. Shares in the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. The loan to the ESOP as of September 30, 2008 was $30.3 million. The Company accounts for the ESOP based on guidance from Statement of Position (SOP) 93-6 “Employer’s Accounting for Employee Stock Ownership Plans.” Shares are released to participants proportionately as the loan is repaid.

          As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). The eligibility requirements under the KSOP include all full time employees and certain part time employees if they meet service criteria. Shares will be allocated and released based on the Company’s 401(k) Plan Document. While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP the Company makes basic contributions and matching contributions. The Company makes additional contributions to certain employees based on age and years of service. The Company may also make discretionary contributions under the KSOP. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

          If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the ESOP participants is contingent upon the repayment of a loan to the Company. The Company recorded an expense of approximately $1.0 million and $1.8 million in the three and nine months ended September 30, 2008, respectively, and $0.7 million for the three and nine months ended September 30, 2007.

NOTE 14 – STOCK BASED COMPENSATION

          Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date. As a result, it may be necessary to recognize the expense using a ratable method.

          The Company’s 2007 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,446,525 shares of Company common stock in the open market for approximately $17.1 million during the quarter ended September 30, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by Trust reduced the Company’s outstanding additional paid in capital. The Trust will purchase up to 1,612,386 shares. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2008, no shares were fully vested or forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if certain specified performance requirements are met during a specific performance measurement period. The Company believes it is probable that the performance measurements will be met.

          Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. During the three months and nine months periods ended September 30, 2008, the expense recognized for the stock awards was $0.3 million.

          The following table summarizes the non-vested stock award activity for September 30, 2008:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2008	—	—
Issued	761,000	$11.86
Vested	—	—
Non-vested Stock Awards outstanding, September 30, 2008	761,000	$11.86

          The EIP authorizes the grant of options to officers, employees, and directors of the company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black Scholes option pricing model. During the nine months ended September 30, 2008, the Company granted 1,697,500 options. All options issued contain service conditions based on the participant’s continued service. The options generally become vested and exercisable at the rate of 20% a year over five years. For the three months and nine months ended September 30, 2008, the compensation expense for the options was $0.2 million.

          A summary of option activity as of September 30, 2008 and changes during the nine-month period is presented below:

	Number of Options	Weighted Exercise Price per Shares	Number of Options Exercisable
January 1, 2008
Granted	1,697,500	$11.86	—
Exercised
Forfeited
Expired
September 30, 2008	1,697,500	$11.86	—

          The weighted average remaining contractual term was approximately 9.90 years for options outstanding as of September 30, 2008. No options were exercisable as of September 30, 2008.

          The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2008 are as follows:

For the Nine Months Ended September 30, 2008
Weighted average fair value of options granted	$4.67
Weighted average risk-free rate of return	4.06%
Weighted average expected option life in months	120
Weighted average expected volatility	17.56%
Expected dividends	$—

          The expected volatility was determined using historical volatilities based on historical stock prices. As of September 30, 2008, there was $7.7 million and $8.7 million of total unrecognized compensation cost related to options and non-vested stock awards, respectively, granted under the EIP.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

          Outstanding loan commitments totaled $237.8 million at September 30, 2008, as compared to $217.8 million as of December 31, 2007. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

          The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations and cashflows.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

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

          In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an Amendment to Accounting Research Bulletin (ARB) No. 51” (SFAS 160). This Statement established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions. SFAS 160 requires expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. This Statement is effective for the year beginning January 1, 2009 and earlier adoption is not permitted. The Company is evaluating the impact of adopting this Statement on the Company’s consolidated financial statements.

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

          In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of the Share-Based Payment Awards.” The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company will prospectively apply this Issue to the applicable dividends declared on or after January 1, 2008.

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

          In October 2008, FASB issued FASB Staff Position 157-3 (FSP 157-3) which addresses fair valuing a financial asset when the market for an asset that is not active. This FSP clarifies the application of SFAS 157 in an inactive market and provides examples to illustrate key considerations. The Company adopted SFAS No. 157 on January 1, 2008 and has included additional disclosures about fair value in Note 16.

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

          In June 2008 FASB ratified EITF No. 03-6-1 “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities”. This EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation and computation of earnings per share under the two class method. The Company is currently reviewing the EITF’s impact would have on the financial statements. The adoption of this EITF will begin January 1, 2009.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data which include: discount rate, interest rate yield curves, credit risk, default rates and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counter party credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimated and, therefore, subject to significant management judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The methods described above may produce fair value calculations that may not be indicative of the net realizable value. While the Company believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value.

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

            At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. At September 30, 2008, the Company determined that collateralized debt obligations have become less liquid and pricing has become less observable along with a currently inactive market. Consequently, the Company transferred $23.9 million, or 2.3% of total assets, previously valued at fair value to Level 3. The methodology for establishing valuations for these securities considered the pricing of a similar security issued during the period, and adjusted this pricing for credit quality, diversification of underlying collateral and recent cash flows on the Company’s holdings.

            In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.

          Those assets which will continue to be measured at fair value on a recurring basis are as follows:

(Dollars in thousands)
	Category Used for Fair Value
	Measurement
	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$909,558	$—
Municipal and other bonds	—	69,337	23,922
Equity securities	7,258		—
Money market funds		11,510
Mutual funds		1,613
Certificates of deposit	1,193

          The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2008.

Level 3 Investments Only (Dollars in thousands)	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
	Available-for-Sale Securities	Available-for-Sale Securities
Balance, January 1, 2008	$—	$—
Total gains or losses realized/(unrealized):
Included in earnings
Included in other comprehensive income
Purchases, issuances and settlements
Transfers in and/or out of Level 3	23,922	23,922
Balance, September 30, 2008	$23,922	$23,922

          The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).

          Assets measured at fair value on a nonrecurring basis are as follows:

		Category Used for Fair Value Measurement
	Balance at September 30, 2008	Level 1	Level 2	Level 3

Impaired loans	$2,087	$—	$2,087	$—

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

Critical Accounting Policies

          Allowance for Loan Losses – The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are subject to significant change. The Company estimates that a 10 percent increase in the loss factors used on the loan portfolio would increase the allowance for loan losses at September 30, 2008 by approximately $2.4 million, of which $0.3 million would relate to consumer loans, $1.8 million to commercial loans and $0.3 million to residential mortgage loans. These sensitivity analyses do not represent management’s expectations of the increase in loss factors, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to change in key inputs. We believe the loss factors currently in use are appropriate in order to evaluate the allowance for loan losses at the balance sheet dates. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

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

          Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At September 30, 2008, intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

          Total assets increased $285.2 million, or 8.0%, to $3.8 billion at September 30, 2008, compared to $3.6 billion at December 31, 2007. The increase in total assets was primarily due to increases in investment securities of $56.1 million, or 5.2% and increases in total loans of $200.5 million, or 9.6%. Other assets increased $30.1 million to $85.4 million from $55.3 million at December 31, 2007 due primarily to the timing of activity in suspense accounts related to ACH and other transactions. Total deposits increased $170.0 million, or 6.9%, to $2.6 billion at September 30, 2008 compared to $2.5 billion at December 31, 2007. Interest bearing deposits increased $186.0 million, or 8.4%, to $2.4 billion and non-interest bearing deposits decreased $16.0 million to $226.3 million from $242.4 million at December 31, 2007. The increase in interest bearing deposits is primarily a result of increased marketing efforts during the first half of 2008. Stockholders’ equity decreased $12.9 million, or 2.1%, to $606.9 million at September 30, 2008 compared to $619.8 million at December 31, 2007. The decline in stockholder’s equity resulted from the decrease in the fair value of securities available for sale, the acquisition of approximately $17.1 million of Company common stock by a trust formed to purchase shares to fund restricted stock awards under the 2008 Equity Incentive Plan and the cumulative effect of the adoption of new accounting guidance on life insurance benefit programs during the quarter ended March 31, 2008.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007

          General – The Company recorded net income of $4.3 million, or $0.05 per share, for the three months ended September 30, 2008, compared to net loss of $5.0 million, or ($0.07) per share, for the same period in 2007.

          The FMS transaction and the contribution of $10 million to the Foundation are the primary reasons for the variances between income and expense items for the three-month periods ended September 30, 2008 and September 30, 2007.

          The U.S. and global economic environment has changed considerably from 2007 and from the prior quarter. The slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial system, the bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in banking and insurance companies intended to maintain orderly markets. Early estimates indicate that economic growth contracted in the third quarter. It does not appear likely that economic growth will rebound sharply in the coming months, which will further strain the financial condition of both households and businesses.

          The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. In addition, the Company proactively manages credit risk in its loan portfolio and employs a robust loan review process.

          On October 3, 2008, the President signed the “Emergency Economic Stabilization Act of 2008,” which gives the U.S. Treasury the authority to manage a wide range of troubled assets, and to make capital investments in banks in order to restore the flow of credit among banks and with their customers. The Troubled Asset Relief Program includes a Capital Purchase Program under which the Treasury will purchase preferred shares in banks. The impact that this program will have on the current economic slowdown is unknown at this time.

          On November 12, 2008, the Company issued a press release announcing its decision not to participate in the Treasury’s Capital Purchase Program.

          Net Interest Income – The Company’s net interest income increased $3.0 million, or 11.4%, to $29.1 million for the three months ended September 30, 2008 from $26.1 million for the same period in 2007. Total interest income increased $1.6 million to $48.1 million for the three months ended September 30, 2008 from $46.5 million for the same period in 2007. This was due to an increase in average interest earning assets of $0.3 billion to $3.4 billion for the three months ended September 30, 2008 from $3.1 billion for the same period in 2007 and a decrease in the average yield on interest earning assets of 45 basis points to 5.63% for the three months ended September 30, 2008 compared to 6.08% for the same period in 2007. Total interest expense decreased $1.4 million to $19.0 million for the three months ended September 30, 2008 from $20.4 million for the same period in 2007. This was due to an increase in average interest bearing liabilities of $0.4 billion to $2.9 billion for the three months ended September 30, 2008 from $2.5 billion for the same period in 2007, offset by a decrease of 66 basis points in the cost of interest bearing liabilities to 2.64% for the three months ended September 30, 2008 compared to 3.30% for the same period in 2007.

          Provision for Loan Losses – The Bank recorded a provision for loan losses of $3.2 million during the three months ended September 30, 2008. No provision was recorded for the same three-month period in 2007. The allowance for loan losses at September 30, 2008 totaled $25.2 million, or 1.09% of total loans outstanding, compared to $23.3 million, or 1.10% of total loans outstanding, at December 31, 2007. The provision for loan losses in the 2008 period was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

          Non-interest Income – Non-interest income increased $2.7 million, or 70.9%, to $6.5 million for the three months ended September 30, 2008, compared to the same period in 2007. The increase in non-interest income was primarily due to an increase in service charges and other income of $1.0 million and an increase in insurance commission income of $1.8 million during the three months ended September 30, 2008 compared to the same period in 2007. The increase in service charges is the result of higher transaction volume and service fees from the deposit accounts acquired through the FMS merger. The increase in insurance commission income is the result of the additional income generated since the acquisition by Beneficial Insurance Services, LLC of the CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company, in the fourth quarter of 2007.

          Due to the weakened condition of the market for the common stocks of financial institutions in the second quarter of 2008 and the evaluation of the near term prospects of the issuers in relation to the severity of the decline, the Company recorded a charge related to the value of common equity securities of various financial services companies that were deemed to be other-than-temporarily-impaired. The Company recognized an other-than-temporary impairment for these securities of $0.3 million during the three months ended September 30, 2008.

          Non-interest Expense – Non-interest expense decreased by $8.8 million, or 24.8%, to $26.6 million during the three months ended September 30, 2008 compared to $35.4 million during the same period in 2007. The decrease was primarily due to no expense being incurred related to the Foundation compared to the $10.0 million contribution to the Foundation made in connection with the Company’s minority stock offering in 2007. Amortization of intangibles expense decreased $0.5 million, to $0.9 million for the three months ended September 30, 2008 from $1.5 million during the same period in 2007. The core deposit intangible is being amortized on an accelerated basis causing the decrease in amortization expense. These decreases were partially offset by an increase in occupancy expense of $0.6 million as well as an increase in other expenses of $0.8 million.

          Income Taxes – Income tax expense totaled $1.4 million for the three months ended September 30, 2008, reflecting an effective tax rate of 24.5%, compared to income tax benefit of $0.5 million, reflecting an income tax benefit of 8.62%, for the same period in 2007. The increase was due primarily to an increase in income before income taxes of $9.4 million to $4.3 million for the three months ended September 30, 2008, which included a pension curtailment gain of $7.3 million. This compares to net loss before taxes of $5.0 million for the three months ended September 30, 2007, which included the impact of the $10.0 million contribution to the foundation.

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

          The following table summarizes average balances and average yields and costs for the three-month periods ended September 30, 2008 and 2007.

(Dollars in thousands)
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
Assets:
Interest-bearing demand deposits	$696	$4	2.30%	$8,589	$111	5.13%
Loans	2,270,019	33,563	5.91	2,012,811	32,588	6.45
Investment securities	170,252	1,576	3.70	347,798	4,659	5.31
Mortgage-backed securities	793,782	10,727	5.41	424,283	5,790	5.41
Collateralized mortgage obligations	180,208	2,196	4.87	181,727	2,378	5.23
Other interest-earning assets	3,441	14	1.63	75,537	985	5.10
Total interest-earning assets	3,418,398	48,080	5.63	3,050,745	46,511	6.08

Non-interest earning assets	349,442			373,776
Total assets	$3,767,840	$48,080		$3,424,521	$46,511
Liabilities and stockholders’ equity:
Interest-earning checking accounts	$448,102	$1,410	1.26	$341,083	$1,626	1.89
Money market accounts	519,729	3,157	2.43	355,844	2,743	3.06
Savings accounts	403,620	699	0.69	412,819	631	0.61
Time deposits	1,005,091	8,748	3.48	997,158	10,955	4.36
Total interest-bearing deposits	2,376,542	14,014	2.36	2,106,904	15,955	3.00

Federal Home Loan Bank advances	205,589	2,029	3.95	162,207	2,048	5.01
Repurchase agreements	216,685	2,375	4.38	159,057	1,974	4.92
Statutory Trust Debentures	25,275	292	4.62	22,418	400	7.08
Other borrowings	50,595	279	2.21	2,496	16	2.54
Total interest-bearing liabilities	2,874,686	18,989	2.64	2,453,082	20,393	3.30
Non-interest-bearing deposits	254,299			253,465
Other non-interest-bearing liabilities	28,486			152,031
Total liabilities	3,157,471	18,989		2,858,578	20,393

Total stockholders’ equity	610,369			565,943
Total liabilities and stockholders’ equity	$3,767,840			$3,424,521

Net interest income		$29,091			$26,118

Interest rate spread			2.99%			2.78%

Net interest margin			3.41%			3.43%
Average interest-earning assets to average interest-bearing liabilities			118.91%			124.36%

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and September 30, 2007

          General – The Company recorded net income of $19.5 million, or $0.25 per share for the nine months ended September 30, 2008 compared to a net loss of $1.4 million, or $0.02 per share for the comparable period in 2007. During the second quarter of 2008, the Company recorded a non-recurring curtailment gain related to pension plan modifications. The pre-tax impact of this curtailment gain was $7.3 million.

          The FMS transaction is the primary reason for the variances between income and expense items for the nine-month periods ended September 30, 2008 and September 30, 2007.

          Net Interest Income – For the nine months ended September 30, 2008 net interest income increased $26.2 million, or 45.2%, to $84.3 million. This increase was due primarily to an increase in interest and fees on loans and an increase in investment income as a result of the acquisition of FMS in July 2007, partially offset by an increase in interest expense related to money market and savings deposits and borrowed fund deposits. The net interest margin was 3.34% for the nine months ended September 30, 2008, a 21 basis point increase from the same period in 2007.

          Provision for Loan Losses – Net charge-offs during the nine months ended September 30, 2008 were $3.9 million, or .17% of average loans outstanding, compared to the $0.6 million, or 0.03% of average loans outstanding as reported for the nine-month period ended September 30, 2007. Net charge-offs during the nine months ended September 30, 2008 resulted primarily from a first quarter charge-off of a single loan to an affiliate of a Philadelphia-based development company that filed for Chapter 11 bankruptcy in June 2007.

          The provision for loan losses was $5.8 million for the nine months ended September 30, 2008, compared to $0.3 million for the same period in 2007. The change in the provision for loan losses in the 2008 period compared to the same period in 2007 was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

          Non-interest Income – Non-interest income increased $10.4 million, or 111.8%, to $19.7 million for the nine months ended September 30, 2008 compared to $9.3 million for the same period in 2007. The increase in non-interest income was due to an increase in service charges and other income of $6.6 million and insurance commission income of $4.8 million during the nine months ended September 30, 2008 compared to the same period in 2007. The increase in service charges is primarily the result of higher transaction volume and service fees from the deposit accounts acquired through the FMS merger.

          Non-interest Expense – Non-interest expense increased $2.7 million, or 3.9%, to $71.2 million for the nine months ended September 30, 2008 from $68.5 million during the same period in 2007. The increase was primarily due to increases in salaries and employee benefits, intangible amortization and other general operating expenses, offset by a pension curtailment gain of $7.3 million. Amortization of intangibles expense increased $2.7 million to $4.3 million for the nine months ended September 30, 2008 from $1.6 million during the same period in 2007, primarily due to $23.2 million of core deposit intangible that resulted from the acquisition of FMS.

          Income Taxes – Income tax expense was $7.6 million for the nine months ended September 30, 2008, reflecting an effective tax rate of 27.9% compared to a benefit of $0.1 million, reflecting an effective tax benefit of 3.50%, for the same period in 2007. The increase was due primarily to an increase in income before income taxes of $28.5 million to $27.0 million for the nine months ended September 30, 2008, which included a pension curtailment gain of $7.3 million. This compares to a net loss before taxes of $1.4 million for the nine months ended September 30, 2007, which included the impact of the $10.0 million contribution to the Foundation.

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

          The following table summarizes average balances and average yields and costs for the nine-month periods ended September 30, 2008 and 2007.

(Dollars in thousands)
	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
Assets:
Interest-bearing demand deposits	$3,626	$65	2.39%	$3,225	$117	4.80%
Loans	2,199,299	98,755	5.99	1,783,582	84,229	6.31
Investment securities	214,843	8,417	5.22	235,327	8,634	4.91
Mortgage-backed securities	727,169	29,359	5.38	262,488	10,071	5.13
Collateralized mortgage obligations	191,667	7,072	4.92	150,299	5,773	5.14
Other interest-earning assets	26,459	522	2.63	32,859	1,277	5.20
Total interest-earning assets	3,363,063	144,190	5.72	2,467,780	110,101	5.95

Non-interest earning assets	363,701			217,098
Total assets	$3,726,764	$144,190		$2,684,878	$110,101

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$420,999	$3,931	1.24	$226,010	$2,528	1.50
Money market accounts	478,262	9,222	2.57	318,629	7,411	3.11
Savings accounts	408,574	2,054	0.67	301,725	1,536	0.68
Time deposits	1,031,721	29,975	3.87	897,624	29,037	4.33
Total interest-bearing deposits	2,339,556	45,182	2.57	1,743,988	40,512	3.11

Federal Home Loan Bank advances	204,994	6,541	4.25	181,286	6,779	5.00
Repurchase agreements	207,854	6,865	4.40	108,969	4,018	4.93
Statutory Trust Debentures	25,270	993	5.24	7,555	400	7.07
Other borrowings	20,474	342	2.23	10,281	360	4.68
Total interest-bearing liabilities	2,798,148	59,923	2.86	2,052,079	52,069	3.39
Non-interest-bearing deposits	253,562			146,054
Other non-interest-bearing liabilities	59,172			109,208
Total liabilities	3,110,882	59,923		2,307,341	52,069

Total stockholders’ equity	615,882			377,537
Total liabilities and stockholders’ equity	$3,726,764			$2,684,878

Net interest income		$84,267			$58,032

Interest rate spread			2.86%			2.56%

Net interest margin			3.34%			3.13%

Average interest-earning assets to average interest-bearing liabilities			120.19%			120.26%

Asset Quality

          The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Company has no exposure to losses from Fannie Mae or Freddie Mac preferred shares or subordinated debt. At September 30, 2008, the Company’s investment in pooled trust preferred collateralized debt obligations include three securities, each of which are AAA-rated senior tranches, with a total book value of $30.4 million and an estimated fair value of $23.9 million. The senior tranches of collateralized debt obligations generally are protected from defaults by over-collateralization.

          Nonperforming loans totaled $28.3 million, or 0.7% of total assets, at September 30, 2008 compared to $16.3 million, or 0.46% of total assets, at December 31, 2007. The increase in non-performing loans was anticipated in consideration of the weakening economy and the slow down of the housing market. Specifically, two commercial loans were placed on non-accrual status in addition to the charge-off during the first quarter of 2008 of a single loan to an affiliate of a Philadelphia based development company that filed for Chapter 11 bankruptcy in June 2007. Non-performing loans are evaluated under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15 and are included in the determination of the allowance for loan losses.

          Real estate owned increased $2.6 million to $7.4 million at September 30, 2008 compared to $4.8 million at December 31, 2007. This increase was primarily a result of properties formerly owned by FMS being transferred to real estate owned after the Company evaluated the future use of these properties by the Company. The value of the real estate owned related to the FMS properties was $6.6 million at September 30, 2008. These properties were added at lower of cost or market and are being held for sale.

Liquidity, Capital and Credit Management

          Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2008, the Company did not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

          We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

          Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $61.8 million. In addition, at September 30, 2008, our borrowing capacity with the Federal Home Loan Bank of Pittsburgh was up to $1.6 billion. On September 30, 2008, we had $266.8 million of advances outstanding.

          A significant use of our liquidity is the funding of loan originations. At September 30, 2008, we had $237.8 million in loan commitments outstanding, which consisted of $53.4 million and $6.6 million in commercial and consumer commitments to fund loans, respectively, $160.2 million in commercial and consumer unused lines of credit, and $17.6 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2008 totaled $265.4 million, or 26.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

          The following table presents certain of our contractual obligations at September 30, 2008:

(Dollars in thousands)
		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Commitments to fund loans	$59,970	$59,970	$—	$—	$—
Unused lines of credit	160,206	113,283	—	—	46,923
Standby letters of credit	17,637	17,637	—	—	—
Operating lease obligations	27,867	4,931	8,245	3,503	11,188
Total	$265,680	$195,821	$8,245	$3,503	$58,111

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

          Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

          The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources. After taking into consideration the effect of the acquisition of FMS, the Company’s equity increased by $326.5 million since December 31, 2006 to $606.9 million at September 30, 2008. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. In the future, we may use capital management tools such as cash dividends and common share repurchases.

          Credit Risk Management – Credit risk represents the possibility that a customer or issuer may not perform in accordance with contractual terms either on a loan or security. Credit risk is inherent in the business of community banking. The risk arises from extending credit to customers and purchasing securities. As of September 30, 2008 approximately 93% of the Company’s portfolio is rated AAA by Moody’s and/or S&P, approximately 2.0% of the investment portfolio is rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 5.0% of the investment portfolio is not rated. Securities not rated consist primarily of short-term municipal anticipation notes, equity securities, mutual funds and bank certificates of deposit. In order to mitigate the risk related to the Company’s loan portfolio, the Company conducts a rigorous loan review process.

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

          For the period ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

          The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2008. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2008:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$120,012	$124,098	$126,402
% change	(3.29%)		1.86%

Net Income at Risk:
Net income	$26,944	$29,620	$31,146
% change	(9.03%)		5.15%

Economic Value at Risk:
Equity	$636,780	$664,358	$609,667
% change	(4.15%)		(8.23%)

          As of September 30, 2008, based on the scenarios above, net interest income and net income would be adversely affected over a one-year time horizon in a declining rate environment. Economic value would be adversely affected in both a rising and declining rate environment.

          The net interest income at risk results indicate an asset sensitive profile, which provides net interest margin benefits in rising rate scenarios. The economic value at risk remains limited in magnitude and indicates potential moderate exposures in both decreasing and increasing rate environments.

          Our results indicate limited net interest income and economic value at risk, and all results are within our policy guidelines.

Item 4. Controls and Procedures

          The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

          As of September 30, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 14, 2008	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2008	By:	/s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and
Chief Financial Officer
(principal financial officer)