Form 10-K
period 2008-12-31
Beneficial Mutual Bancorp Inc
filed 2009-03-27
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☒

	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

          The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2008 was approximately $362.1 million.

          The number of shares outstanding of the registrant’s common stock as of March 25, 2009 was 82,052,553. Of such shares outstanding 45,792,775 were held by Beneficial Savings Bank MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2008 Annual Report to Stockholders and Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part II and III, respectively, of this Form 10-K.

SIGNATURES

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

General

Beneficial Mutual Bancorp, Inc. (the “Company”) was organized on August 24, 2004 under the laws of the United States in connection with the mutual holding company reorganization of Beneficial Bank (the “Bank”), a Pennsylvania chartered savings bank which has also operated under the name Beneficial Mutual Savings Bank. In connection with the reorganization, the Company became the wholly owned subsidiary of Beneficial Savings Bank MHC (the “MHC”), a federally chartered mutual holding company. In addition, the Company acquired 100% of the outstanding common stock of the Bank.

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

In addition to completing its initial public offering on July 13, 2007, the Company also issued 11,915,200 shares, or 14.48% of its outstanding common stock, to stockholders of FMS Financial Corporation (“FMS Financial”) in connection with the Company’s acquisition of FMS Financial. The merger was consummated pursuant to an agreement and plan of merger whereby FMS Financial merged with and into the Company and FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, merged with and into the Bank.

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

The Bank is a Pennsylvania chartered savings bank originally founded in 1853. We have served the financial needs of our depositors and the local community since our founding and are a community-minded, customer service-focused institution. We offer traditional financial services to consumers and businesses in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial real estate loans, consumer loans, home equity loans, one-to-four family real estate loans, commercial business loans and construction loans. We offer insurance brokerage and investment advisory services through our wholly owned subsidiaries, Beneficial Insurance Services, LLC and Beneficial Advisors, LLC, respectively. We also maintain an investment portfolio. Our primary market consists of Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and Burlington, Camden, and Gloucester Counties, New Jersey. The acquisition of FMS Financial and its wholly owned subsidiary, Farmers & Mechanics Bank, in July 2007 expanded our market presence in New Jersey.

The Company’s and the Bank’s executive offices are located at 510 Walnut Street, Philadelphia, Pennsylvania and our main telephone number is (215) 864-6000. Our website address is http://www.thebeneficial.com. Information on our website should not be considered part of this filing.

Market Area

The Company is headquartered in Philadelphia, Pennsylvania. We operate 40 full-service banking offices in Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and 32 full-service offices in Burlington and Camden Counties, New Jersey.

The Company has sought to expand its franchise in recent years through acquisition opportunities and by opening new branch offices, and continues to evaluate opportunities for further expansion. Our branch expansion has been within our existing market area as we have sought to penetrate more of our primary market area. In 2006, we opened one new branch in Bucks County, Pennsylvania and relocated two branches within Philadelphia, Pennsylvania and Delaware County, Pennsylvania. In 2007, we opened a new branch office in Camden County, New Jersey and another in Montgomery County, Pennsylvania. In January 2008, we opened a new branch office in Montgomery County, Pennsylvania, and in December of 2008 we relocated one branch in North Philadelphia.

The acquisition of FMS Financial has substantially enhanced our market share. On July 13, 2007, the Company completed its merger with FMS Financial. In connection with the merger, FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, which had a network of 31 branch offices located in Burlington and Camden Counties, New Jersey, merged with and into the Bank. The merger solidified the Bank’s position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area, with more than $4.0 billion in assets and a greatly expanded network of neighborhood banking offices throughout the region.

Our primary retail market area is the greater Philadelphia metropolitan area and primarily includes the area surrounding our 72 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes surrounding counties in Pennsylvania, New Jersey and Delaware. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 19 offices in Philadelphia County, and one office in Chester County. In New Jersey, we serve our customers through our 29 offices in Burlington County and three offices in Camden County. In addition, Beneficial Insurance Services, LLC (“Beneficial Insurance”) operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.

The economy of our market area is predominated by the service sector, with a large concentration in education and health care industries. The economy in the Philadelphia metropolitan area has declined recently along with the recession in the national economy. Service sector firms generally reported lower levels of activity and are planning for reduced activity in 2009 as prospective clients are increasingly focused on immediate cost-reducing or revenue-enhancing benefits of purchased services. Manufacturing also has continued to slow as demand has been reported to decline in most major manufacturing sectors. Both residential and commercial real estate activity have continued to weaken in the market. The number of homes for sale has been reported to move lower while time on the market has increased. Commercial real estate firms have reported that construction, leasing and purchase activity have declined, and announcements of project postponements continue.

According to published statistics, the 2008 population of our seven-county primary retail market area totaled 4.9 million. Overall, the seven counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many banks, thrift institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.

Several large holding companies that operate banks in our market area have experienced significant credit, capital and liquidity setbacks that have led to their acquisition by even larger holding companies, some of which are located outside of the United States, including Sovereign Bank and Commerce Bank, which have been acquired by Banco Santander, S.A. and Toronto Dominion Bank, respectively. In addition, Wachovia Bank, which held the largest deposit market share in our market area, has been acquired by Wells Fargo & Company. Several other large banking companies have been the subject of continued negative publicity due to the significant losses incurred, including Citizens Bank, Citibank and Bank of America. While these institutions are significantly larger than us and, therefore, have significantly greater resources, we believe our financial condition and our concentrated focus on our primary market may benefit us in the coming year. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

Our competition for loans comes primarily from the competitors referenced above and other local community banks, thrifts and credit unions and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies and specialty finance companies, although the recent credit market disruptions stemming from the deterioration of sub-prime loans have reduced the number of non-depository competitors in the residential mortgage market.

Notwithstanding these recent credit market disruptions, we expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, and the recently expanded availability of bank holding company charters resulting from the potential for non-bank financial services companies to receive capital infusions under the U.S. Treasury Department’s Troubled Asset Relief Program, may promote a more competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We offer a variety of loans. Historically, we have had a substantial portion of our loan portfolio concentrated in consumer loans, which have primarily consisted of automobile loans and leases, educational loans and home equity loans and lines of credit. In 2004, we stopped providing automobile lease financing and our automobile loan portfolio has decreased in recent years. It is likely that our automobile loan portfolio will continue to decline as we place greater emphasis on originating commercial real estate and commercial business loans. Since 2002, our commercial real estate loan portfolio has grown steadily. During 2008, the commercial real estate portfolio has remained steady amidst the weakened economy, and at December 31, 2008 and 2007 it comprised 32.6% and 32.8% of our total loan portfolio, respectively, which, at December 31, 2008 was greater than any other loan category.

In the future, we intend to continue to emphasize commercial real estate and commercial business lending including small business lending. We have added to our experienced staff of commercial lenders and continue to seek participation opportunities with other local lenders. Participation opportunities will be subject to our internal underwriting guidelines, which are consistently applied. We will also continue to proactively monitor and manage existing credit relationships. To this end, we have enhanced our credit risk management staff and procedures. In addition, we intend to increase our share of the local market for home equity loans, as a result of recent additional investments in advertising, and the introduction of home equity lending as a new product in our recently expanded New Jersey branch network.

The Bank does not engage in sub-prime lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Bank focuses its lending efforts within its market area.

One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”), which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions.

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

All of our residential mortgage loans are consistently underwritten to standards established by Fannie Mae and Freddie Mac.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 90% under a special low income loan program consisting of $15.4 million in loans as of December 31, 2008. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first time home owner loan program. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Commercial Real Estate Loans. At December 31, 2008, we had commercial real estate loans totaling $787.7 million, or 32.6%, of our total loan portfolio, which was greater than any other loan category, including one-to-four family loans.

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

As of December 31, 2008, our largest commercial real estate loan was a $28.7 million construction participation for site development and the construction of a 260 lot age restricted community. The loan is secured by the land being developed. This is a participation with two other local banks and our portion is 61%. Our portion of the loan balance was $12.8 million at December 31, 2008. This loan was performing in accordance with its original terms at December 31, 2007. However, due to the nature of the loan in the current economy, we are more aggressive in the monitoring of this loan. We closely monitor absorption rate, commitments and timely universal cash flows associated with the borrower to ensure identification of issues posing risk or stress to the adequate performance of the credit.

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

At December 31, 2008, our largest commercial business loan relationship had a total exposure of $37.7 million secured by various mixed use commercial real estate and general business assets. This relationship consists of six separate credit facilities with total outstanding balances of approximately $33.0 million. The loans are well collateralized, with an aggregate loan to value ratio of 55.2%. All loans in the relationship are performing in accordance with their original terms at December 31, 2008.

Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, including loans for recreational vehicles, guaranteed student loans and loans secured by passbook accounts and certificates of deposit. We also offer unsecured lines of credit.

We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed-rates of interest and are originated with terms of up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment scheduled of either principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 60% of the homes that secure our home equity loans.

We offer loans secured by new and used automobiles. These loans have fixed interest rates and generally have terms up to six years. We offer automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors. We also offer loans on recreational vehicles, which we will originate for terms of up to 20 years depending upon the loan amount and the loan-to-value ratio on such loans generally does not exceed 90%. We no longer originate or purchase automobile lease financing.

We offer consumer loans secured by passbook accounts and certificates of deposit held at the Bank based upon the prime rate as published in The Wall Street Journal with terms up to four years. We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management” included in the Company’s 2008 Annual Report to Stockholders.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Credit Risks.

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

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Additional considerations include: location, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Loan Originations and Purchases. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We also purchase home equity, automobile and recreational vehicle loans.

We purchase participations in loans from local banks to supplement our lending portfolio. Loan participations totaled $97.9 million at December 31, 2008. Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of trustees and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Individual loans or lending relationships with aggregate exposure of $10.0 million must be approved by the Senior Loan Committee, which is comprised of senior Bank officers and five non-employee directors. All loans or lending relationships in excess of $20.0 million must be approved by the Senior Loan Committee of the Bank’s Board, as well as the Executive Committee of the Board, which includes six non-employee directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2008, our regulatory limit on loans to one borrower was $93.0 million. At that date, the total outstanding balance with our largest lending relationship was $33.0 million which was secured by various mixed use commercial real estate and general business assets. All of the loans in the relationship are performing in accordance with their original terms at December 31, 2008.

Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans. We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. Personal loans are typically charged off at 120 days delinquent. For more information on delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the company’s 2008 Annual Report to stockholders.

Investment Activities

We have authority to invest in various types of assets, including United States Treasury obligations, securities of various U.S. government sponsored enterprises, federal agencies and state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. In order to generate additional income, we have the authority to sell and repurchase covered call options utilizing the equities portfolio.

While we have the authority under applicable law to invest in derivative instruments for hedging activities and to provide opportunities for our commercial loan customers to hedge interest rate risk, we had no such derivative instruments at December 31, 2008.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Company’s Board of Directors approves the investment and derivatives policies and any revisions, at least annually.

At December 31, 2008, our investment portfolio excluding FHLB capital stock totaled $1.2 billion and consisted primarily of mortgage-backed securities, including collateralized mortgage obligations (“CMOs”). Other securities include United States government and agency securities, including securities issued by government sponsored enterprises, municipal and other bonds, including collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities, equity securities and mutual funds. The contractual cash flows of investments in government sponsored enterprises’ mortgage backed securities are direct obligations of Freddie Mac and Fannie Mae.

As a member of the FHLB of Pittsburgh, we are required to acquire and hold shares of capital stock in that FHLB. At December 31, 2008, we held 245,000 shares of capital stock in the FHLB of Pittsburgh. Each such share has a par value of $100 for a total carrying value of $24.5 million. On December 23, 2008, the FHLB of Pittsburgh informed its members of a decision by its Board to suspend dividends on its capital stock and to suspend repurchases of excess capital stock. These actions were taken in light of the potential impact of other-than-temporary impairment charges related to certain private label mortgage backed securities on FHLB of Pittsburgh’s capitalization. We continue to value our holdings of FHLB of Pittsburgh capital stock at par value. We have considered the impact of SOP 01-6 in evaluating for impairment and have determined that there is currently no other-than-temporary impairment. We will continue to monitor for impairment in future periods.

We assumed Farmers & Mechanics Bank’s obligation to the FHLB of New York as part of our acquisition of FMS Financial on July 13, 2007. The Bank is a non-member of the FHLB of New York, but is required to hold shares of capital stock in the FHLB of New York as a result of the FMS Financial acquisition. At December 31, 2008, we held 36,000 shares of capital stock in the FHLB of New York, with a par value $100 per share and a total carrying value of $3.6 million. The FHLB of New York continues to pay dividends and has not suspended repurchases of excess capital stock.

On September 6, 2008, the Federal Housing Finance Agency (FHFA) was appointed as conservator of both Fannie Mae and Freddie Mac. In addition, the U.S. Treasury agreed to provide up to $100 billion of capital to each company as needed to ensure the continued provision of liquidity to the housing and mortgage markets. This action was taken due to significant credit losses due to continued credit deterioration in the single-family credit guarantee portfolios of both companies and impairment charges incurred on the available-for-sale securities portfolios of both companies. We held no preferred stock or subordinated debentures in either Fannie Mae or Freddie Mac, and had no exposure to loss from such activities or from the appointment of a conservator.

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

Borrowings. We have the ability to utilize advances from the FHLB of Pittsburgh to supplement our investable funds. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. We also utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, agency GSE notes and agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, 1-4 family real estate mortgage loans.

Personnel

As of December 31, 2008, we had 730 full-time employees and 240 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Neumann Corporation, which was formed in 1990, is a Delaware Investment Holding Company and holds title to various Bank securities and other investments. At December 31, 2008, Neumann Corporation held $447.6 million in assets.

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

Beneficial Abstract, LLC is a title insurance company in which the Bank purchased a 40% ownership interest in 2006. Beneficial Abstract, LLC was inactive as of December 31, 2008.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. At December 31, 2008, the Bank met each of these capital requirements. As savings and loan holding companies regulated by the Office of Thrift Supervision (the “OTS”), the Company and the MHC are not subject to any separate regulatory capital requirements.

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

Interstate Banking and Branching. Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out. Federal law also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. The Bank currently has 32 full-service locations in Burlington and Camden Counties, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2008, the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Select Market and in the shares of an investment company registered under federal law. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under an FDIC-approved divesture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2008, the Bank held no marketable equity securities under such grandfathering authority.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.

For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across-the-board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment system that are effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points. The FDIC has also imposed a special emergency assessment of 20 basis points of assessable deposits, as of June 30, 2009, in order to cover losses to the Deposit Insurance Fund. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank, the Company and the MHC opted to participate in the unsecured debt guarantee program.

The Reform Act also provides for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The balance as of December 31, 2008 was $0.05 million. The Reform Act also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank assumed Farmers & Mechanics Bank’s obligation to the FHLB of New York as part of the Company’s acquisition of FMS Financial on July 13, 2007. The Bank is not a member of the FHLB of New York, but is required to hold shares of capital stock in the FHLB of New York as a result of the FMS Financial acquisition. The Bank was in compliance with these requirements with a an investment of $24.5 million in FHLB of Pittsburgh and $3.6 million in FHLB of New York stock at December 31, 2008.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “outstanding.”

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which establishes the rights, liabilities and responsibilities of consumers who use electronic fund transfer (EFT) services and financial institutions that offer these services; its primary objective is the protection of individual consumers in their dealings with these services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (paper reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check”;

●
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

●
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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender (“QTL”). To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test. Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed and related securities, but also including education, credit and small business loans) in at least nine months out of each 12-month period. At year end 2008, the Bank maintained 76.93% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior four quarters.

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

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. For its 2008 fiscal year, the Bank’s maximum federal income tax rate was 35%.

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

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2008 tax rate was 6.5% on net income and .154% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

Executive Officers of the Registrant

The Board of Directors annually elects the executive officers of MHC, the Company, and the Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of the MHC, the Company and the Bank
Joseph F. Conners	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank
Andrew J. Miller	Executive Vice President and Chief Lending Officer of the MHC, the Company and the Bank
Robert J. Bush	Executive Vice President of the MHC, the Company and the Bank
Denise Kassekert	Executive Vice President of the MHC, the Company and the Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2008.

Joseph F. Conners has been Executive Vice President and Chief Financial Officer of Beneficial Bank since 2000. He joined Beneficial Bank in 1994. Age 51.

Andrew J. Miller has been Executive Vice President and Chief Lending Officer of Beneficial Bank since 2000. He joined Beneficial Bank in 1973. Age 53.

Robert J. Bush was a Senior Vice President of Beneficial Bank and President of Beneficial Insurance Services LLC since our acquisition of Paul Hertel & Co., Inc. in January 2005, and was promoted to Executive Vice President in June 2007. Prior to the acquisition, Mr. Bush served as President of Paul Hertel & Co., Inc. Age 50.

Denise Kassekert was a Senior Vice President of Community Banking of Beneficial Bank since 2007 and was promoted to Executive Vice President in July, 2008. Prior to joining Beneficial, Ms. Kassekert served as Senior Vice President of Sun National Bank in Vineland, NJ. Age 57.

Item 1A.	RISK FACTORS

A continued deterioration in national and local economic conditions may negatively impact our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in commercial and residential real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

A majority of our loans, including our commercial real estate and commercial loans are secured by real estate or made to businesses in areas where our offices are located. As a result of this concentration, a continued downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. The current recession has caused a decline in real estate values in our market area. A continued decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a continued decline in real estate values could adversely impact our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

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

At December 31, 2008, $787.7 million, or 32.60%, of our loan portfolio consisted of commercial real estate loans, including loans for the acquisition and development of property. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including one-to-four family loans, which totaled $508.1 million, or 20.99%, of our total loan portfolio at December 31, 2008. In addition, at December 31, 2008, $320.6 million, or 13.25%, of our loan portfolio consisted of commercial business loans. We have increased the percentage of commercial real estate and commercial business loans in our loan portfolio in recent years and intend to continue to emphasize these types of lending. Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate and commercial business loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties.

At December 31, 2008 we had a total of 149 land acquisition and development loans totaling $222.3 million, which consist of 78 residential land acquisition and development loans totaling $94.4 million and 71 commercial land acquisition and development loans totaling $127.9 million.

A substantial portion of our loan portfolio consists of consumer loans secured by rapidly depreciable assets.

At December 31, 2008, our loan portfolio included $142.1 million in automobile loans, which represented 5.87% of our total loan portfolio at that date. In addition, at December 31, 2008, other consumer loans totaled $293.1 million, or 12.11%, of our loan portfolio. Included in other consumer loans is $6.2 million in loans secured by manufactured housing and mobile homes, $64.3 million in loans secured by recreational vehicles and $55.8 million in loans secured by boats. Consumer loans secured by rapidly depreciable assets such as automobiles, recreational vehicles and boats, may subject us to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

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

Future FDIC assessments will hurt our earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $2.8 million in 2009 as compared to 2008. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

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

In May 2008, the Company’s shareholders approved the Company’s 2008 Equity Incentive Plan (“EIP”). The purpose of the EIP is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees of the Company and the Bank. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company stock in the open market during fiscal 2008. The EIP also authorizes the grant of options to officers, directors and employees of the Company to acquire shares of common stock with an exercise price equal to the fair value of the stock at the grant date. The options generally become vested and exercisable at the rate of 20% a year over five years. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than the MHC could be diluted.

Our low return on equity may negatively affect our stock price.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below the median return on equity for publicly traded thrifts, which may negatively affect the value of our common stock.

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

We conduct our business through our main office and branch offices. During fiscal 2008, we opened two new branch offices, one in Philadelphia, Pennsylvania and one in Montgomery County, Pennsylvania. We also closed two branch offices, one in Philadelphia County, Pennsylvania and one in Burlington County, New Jersey. Our retail market area primarily includes all of the area surrounding our 72 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes Gloucester and Mercer Counties in New Jersey. The Company owns 43 properties and leases 29 other properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 19 offices in Philadelphia County, and one office in Chester County. In New Jersey, we serve our customers through our 29 offices in Burlington County and three offices in Camden County. In addition, Beneficial Insurance operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County. All branches and offices are adequate for business operation.

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

Market for Common Equity and Related Stockholder Matters

The information regarding the market for the Company’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in the Company’s 2008 Annual Report to Stockholders.

Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2008. The Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company stock in the open market. Purchases were made between August and October 2008 at the discretion of an independent trustee.

Item 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2008 Annual Report to Stockholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2008 Annual Report to the Stockholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2008 Annual Report to Stockholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the section captioned “Consolidated Financial Statements” in the 2008 Annual Report to Stockholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Beneficial Mutual Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Joseph F. Conners
Gerard P. Cuddy	Joseph F. Conners
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beneficial Mutual Bancorp, Inc. and Subsidiaries
Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Beneficial Mutual Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, RI-A.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 25, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of AICPA Emerging Issues Task Force Issue No 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” on January 1, 2008 and Statement of Financial Accounting Standards No. 158 , “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 25, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Mutual Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Mutual Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Mutual Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Mutual Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Mutual Bancorp, Inc’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,697,500	-0-	2,333,465
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,697,500	-0-	2,333,465

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 3—Ratification of Independent Registered Public Accounting Firm” in Beneficial Mutual Bancorp Inc.’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (1)
4.1	Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
10.1	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy * (2)
10.2	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Joseph F. Conners * (2)
10.3	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Andrew J. Miller * (2)
10.4	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Robert J. Bush * (2)
10.4	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Denise Kassekert * (3)
10.5	Supplemental Pension and Retirement Plan of Beneficial Bank * (1)
10.6	Beneficial Bank Board of Trustees’ Non-vested Deferred Compensation Plan * (1)
10.7	Beneficial Bank Stock-Based Deferral Plan * (1)
10.8	Amended and Restated Severance Pay Plan for Eligible Employees of Beneficial Mutual Bancorp, Inc. *
10.9	Beneficial Mutual Savings Bank Transition Credit Retirement Plan for Designated Employees *
13.0	Annual Report to Stockholders
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 – Subsidiaries”
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

(2)	Incorporated herein by referenced to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Date: March 25, 2009	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer	March 25, 2009
Gerard P. Cuddy	and Director
(principal executive officer)

/s/ Joseph F. Conners	Executive Vice President and Chief	March 25, 2009
Joseph F. Conners	Financial Officer
(principal financial and
accounting officer)

Director
Edward G. Boehne

/s/ Frank A. Farnesi	Director	March 25, 2009
Frank A. Farnesi

/s/ Elizabeth H. Gemmill	Director	March 25, 2009
Elizabeth H. Gemmill

Director
Thomas F. Hayes

/s/ Charles Kahn, Jr.	Director	March 25, 2009
Charles Kahn, Jr.

Director
Thomas J. Lewis

/s/ Joseph J. McLaughlin	Director	March 25, 2009
Joseph J. McLaughlin

/s/ Michael J. Morris	Director	March 25, 2009
Michael J. Morris

/s/ George W. Nise	Director	March 25, 2009
George W. Nise

/s/ Donald F. O’Neill	Director	March 25, 2009
Donald F. O’Neill

Director
Craig W. Yates

/s/ Roy D. Yates	Director	March 25, 2009
Roy D. Yates