Form 10-Q
period 2009-03-31
Beneficial Mutual Bancorp Inc
filed 2009-05-11
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
Yes   ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of May 11, 2009, there were 82,052,553 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,259,778 shares are publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

Table of Contents

PART I.   FINANCIAL INFORMATION
Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)
	March 31, 2009	December 31, 2008
ASSETS
Cash and Cash Equivalents
Cash and due from banks	$72,996	$44,380
Interest-bearing deposits at other banks	250	9
Total cash and cash equivalents	73,246	44,389
Investment Securities:
Available-for-sale (amortized cost of $1,017,591 at March 31, 2009 and $1,095,232 at December 31, 2008)	1,041,615	1,114,086
Held-to-maturity (estimated fair value of $65,872 at March 31, 2009 and $77,369 at December 31, 2008)	64,061	76,014
Federal Home Loan Bank stock, at cost	28,068	28,068
Total investment securities	1,133,744	1,218,168

Loans:	2,544,278	2,424,582
Allowance for loan losses	(37,345)	(36,905)
Net loans	2,506,933	2,387,677

Accrued Interest Receivable	18,186	17,543

Bank premises and equipment, net	78,328	78,490
Other Assets:
Goodwill	111,462	111,462
Bank owned life insurance	31,216	30,850
Other intangibles	23,094	23,985
Other assets	73,287	89,486
Total other assets	239,059	255,783
Total Assets	$4,049,496	$4,002,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$243,845	$226,382
Interest-bearing deposits	2,675,109	2,515,297
Total deposits	2,918,954	2,741,679
Borrowed funds	443,687	580,054
Other liabilities	66,544	69,777
Total liabilities	3,429,185	3,391,510
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of March 31, 2009 or December 31, 2008	-	-
Common Stock - $.01 par value 300,000,000 shares authorized, 82,264,457 shares issued and outstanding as of March 31, 2009 and December 31, 2008	823	823
Additional paid-in capital	343,093	342,420
Unearned common stock held by the employee savings and stock ownership plan	(27,609)	(28,510)
Retained earnings (partially restricted)	301,234	296,106
Accumulated other comprehensive income (loss)	4,618	(299)
Treasury stock at cost, 211,904 shares at March 31, 2009 and 0 shares at December 31, 2008	(1,848)	-
Total stockholders’ equity	620,311	610,540
Total Liabilities and Stockholders’ Equity	$4,049,496	$4,002,050

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$33,357	$32,495
Interest on federal funds sold	2	361
Interest and dividends on investment securities:
Taxable	13,613	15,019
Tax-exempt	556	367
Total interest income	47,528	48,242
INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	1,984	1,286
Money market and savings deposits	3,451	3,758
Time deposits	7,946	11,146
Total	13,381	16,190
Interest on borrowed funds	4,668	4,934
Total interest expense	18,049	21,124

Net interest income	29,479	27,118

Provision for Loan Losses	3,000	300

Net interest income after provision for loan losses	26,479	26,818
Non-interest Income
Insurance commission and related income	2,748	3,265
Service charges and other income	3,652	3,942
Impairment charge on securities available-for-sale	(1,230)	-
Net gain on sale of investment securities available-for-sale	2,848	128
Total non-interest income	8,018	7,335
Non-interest Expense
Salaries and employee benefits	14,275	12,992
Occupancy expense	3,203	2,946
Depreciation, amortization and maintenance	2,227	1,975
Advertising	1,749	1,111
Intangible amortization expense	891	1,747
Other	6,093	5,121

Total non-interest expense	28,438	25,892

Income before income taxes	6,059	8,261

Income Tax Expense	931	2,200

Net Income	$5,128	$6,061

Earnings per Share – Basic	$0.07	$0.08
Earnings per Share – Diluted	$0.07	$0.08

Average common shares outstanding - Basic	77,756,281	79,214,946
Average common shares outstanding – Diluted	77,797,091	79,214,946

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements Changes in Stockholders’ Equity
(Dollars in thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by ESOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BEGINNING BALANCE, JANUARY 1, 2008	82,264,460	$823	$360,126	$(30,635)	$291,360		$(1,877)	$619,797	$-

Net income					6,061			6,061	6,061

ESOP shares committed to be released			(18)	403				385

Net unrealized loss on available-for-sale securities (net of deferred tax of $357)							(664)	(664)	(664)

Reclassification adjustment for net gains included in net income (net of tax $45)							(83)	(83)	(83)

Pension and post-retirement benefit plan adjustments (net of tax of $54)							101	101	101

Comprehensive income									$5,415

Cumulative effect of the adoption of EITF 06-4 Split Dollar Life Insurance					(11,800)			(11,800)

BALANCE, MARCH 31, 2008	82,264,460	$823	$360,108	$(30,232)	$285,621		$(2,523)	$613,797

BEGINNING BALANCE, JANUARY 1, 2009	82,264,457	$823	$342,420	$(28,510)	$296,106		$(299)	$610,540

Net Income					5,128			5,128	$5,128

ESOP shares committed to be released			(27)	901				874

Stock option expense			272					272

Restricted stock shares			428					428

Purchase of treasury stock						$(1,848)		(1,848)

Net unrealized gain on available-for-sale securities (net of deferred tax of $2,376)							4,413	4,413	4,413

Reclassification adjustment for net gains included in net income (net of tax of $997)							(1,851)	(1,851)	(1,851)

Reclassification adjustment for other-than-temporary impairment (net of tax benefit of $430)							800	800	800

Pension, other post-retirement benefit plan adjustments (net of tax of $559)							1,555	1,555	1,555

Total other comprehensive income									4,917
Comprehensive income									$10,045

BALANCE, MARCH 31, 2009	82,264,457	$823	$343,093	$(27,609)	$301,234	$(1,848)	4,618	$620,311

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$5,128	$6,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,000	300
Depreciation and amortization	1,486	1,384
Intangible amortization	891	1,747
Net gain on sale of investments	(2,848)	(128)
Impairment of investments	1,230	-
Accretion of discount on investments	(454)	(1,978)
Amortization of premium on investments	103	90
Deferred income taxes	(1,215)	1,155
Net loss (gain) from sales of premises and equipment	23	(1)
Increase in bank owned life insurance	(366)	(353)
Amortization of employee stock ownership plan	874	385
Stock option and grant expense	700	-
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	(643)	865
Accrued interest payable	(237)	(101)
Income taxes payable	1,476	(1,315)
Other liabilities	(876)	(6,603)
Other assets	13,612	(14,569)
Net cash provided by (used in) operating activities	21,884	(13,061)

INVESTING ACTIVITIES:
Loans originated or acquired	(297,298)	(175,556)
Principal repayment on loans	175,042	136,359
Purchases of investment securities available for sale	(97,098)	(270,096)
Net sales (purchases) in money market fund	10,660	(7,101)
Proceeds from sales and maturities of investment securities available for sale	166,087	164,429
Proceeds from maturities, calls or repayments of investment securities held to maturity	11,914	19,043
Purchase of Federal Home Loan Bank stock	-	(4,272)
Activity in other real estate owned	76	84
Purchases of premises and equipment	(1,498)	(847)
Proceeds from sale of premises and equipment	28	28
Proceeds from other investing activities	-	201
Net cash used in investing activities	(32,087)	(137,728)

FINANCING ACTIVITIES:
Net (decrease) increase in borrowed funds	(136,367)	53,958
Net increase in checking, savings and demand accounts	208,423	93,759
Net decrease in time deposits	(31,148)	(4,544)
Purchase of treasury stock	(1,848)	-
Net cash provided by financing activities	39,060	143,173

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,857	(7,616)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,389	58,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,246	$50,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
AND NON-CASH INFORMATION:
Cash payments for interest	$13,650	$21,225
Cash payments of income taxes	2,100	15,100
Transfers of loans to other real estate owned	-	745

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the Securities and Exchange Commission on March 27, 2009.  The results for the three months ended March, 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and two variable interest entities (“VIEs”) where the Company is the primary beneficiary.  The financial statements include the accounts of Beneficial Bank, the Company’s wholly owned subsidiary (the “Bank”), and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  (i) Beneficial Advisors, LLC, which offers non-deposit investment products and services, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which was formed to provide insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  All significant intercompany accounts and transactions have been eliminated.  In addition, two VIEs are consolidated in the financial statements.  Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined that it operates in one reporting segment which is community banking.

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

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank, which was merged with and into the Bank.  Following the consummation of the merger and public offering, the Company had a total of 82,264,457 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,682 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC (the “MHC”).  In the event the Company pays dividends to its stockholders, it will also be required to pay dividends to the MHC, unless the MHC elects to waive the receipt of dividends.  The Company is authorized to issue a total of four hundred million shares, of which three hundred million shares shall be common stock, par value $0.01 per share, and of which one hundred million shares shall be preferred stock, par value $0.01 per share.  Each share of the Company’s common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 72 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Office of Thrift Supervision (the “OTS”) regulates the Company and the MHC.  The Bank’s customer deposits are insured up to applicable legal limits, by the Deposit Insurance Fund of the FDIC.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

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

The following table presents a calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated ESOP shares and unvested restricted stock shares. The grants of restricted shares issued and options granted in the first quarter of 2009 are dilutive for the three months ended March 31, 2009.   See Note 14 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2009	2008
Basic and diluted earnings per share:
Net income	$5,128	$6,061

Basic average common shares outstanding	77,756,281	79,214,946
Effect of dilutive securities	40,810	-
Dilutive average shares outstanding	77,797,091	79,214,946

Net earnings per share
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

For the three months ended March 31, 2009, there were 1,697,500 outstanding options  and 761,000 restricted stock grants that were anti-dilutive for the year-to-date earnings per share calculation.  There was no equity incentive plan during the period ended March 31, 2008.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2009 and December 31, 2008 are as follows.

Investment securities available for sale are summarized in the following table:

(Dollars in thousands)
	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$6,189	$137	$365	$5,961
U.S. Government Sponsored Enterprise
and Agency Notes	8,347	7	3	8,351
GNMA guaranteed mortgage certificates	12,346	59	27	12,378
Collateralized mortgage obligations	158,093	1,746	980	158,859
Other mortgage-backed securities	722,360	30,695	-	753,055
Municipal and other bonds	105,363	840	7,933	98,270
Mutual funds	4,893	-	152	4,741
Total	$1,017,591	$33,484	$9,460	$1,041,615

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,638	$108	$-	$7,746
U.S. Government Sponsored Enterprise
and Agency Notes	8,687	17	5	8,699
GNMA guaranteed mortgage certificates	12,796	3	294	12,505
Collateralized mortgage obligations	177,300	1,222	2,149	176,373
Other mortgage-backed securities	767,978	25,342	40	793,280
Municipal and other bonds	105,280	798	6,148	99,930
Mutual funds	15,553	-	-	15,553
Total	$1,095,232	$27,490	$8,636	$1,114,086

Management evaluates all investments with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other than temporary.

Investment securities held to maturity are summarized in the following table:

(Dollars in thousands)
	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$717	$-	$28	$689
Other mortgage-backed securities	63,344	1,843	4	65,183
Total	$64,061	$1,843	$32	$65,872

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise and Agency Notes	$7,500	$47	$-	$7,547
GNMA guaranteed mortgage certificates	728	-	29	699
Other mortgage-backed securities	67,786	1,378	41	69,123
Total	$76,014	$1,425	$70	$77,369

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008:

(Dollars in thousands)
	March 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$525	$3	$-	$-	$525	$3
Mortgage-backed securities	4,760	30	689	29	5,449	59
Municipal and other bonds	7,179	151	17,302	7,782	24,481	7,933
Collateralized mortgage obligations	5,103	52	96,299	928	101,402	980
Subtotal, debt securities	17,567	236	114,290	8,739	131,857	8,976
Equity securities	2,674	365	-	-	2,674	365
Mutual funds	1,104	152	-	-	1,104	152
Total temporarily impaired securities	$21,345	$753	$114,290	$8,739	$135,635	$9,492

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$522	$5	$-	$-	$522	$5
Mortgage-backed securities	33,551	375	699	29	34,250	404
Municipal and other bonds	23,465	5,895	3,843	253	27,308	6,148
Collateralized mortgage obligations	78,951	1,367	55,768	782	134,719	2,149
Total temporarily impaired securities	$136,489	$7,642	$60,310	$1,064	$196,799	$8,706

Due to the continued weakened condition of the market for equity securities in the first quarter of 2009 and the evaluation of the near term prospects of the issuers in relation to the severity of the decline, the Company recorded a charge related to the value of common equity securities of various financial services companies that were deemed to be other than temporarily impaired.  The Company recognized an other-than-temporary impairment for these securities of $1.2 million during the three months ended March 31, 2009.

When evaluating for impairment, the Company’s management considers the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, and other available information to determine the nature of the decline in market value of the securities.  The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available-for-sale and held-to-maturity portfolio were not other than temporarily impaired.

United States Government Sponsored Enterprise and Agency Notes

The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of a government guaranteed debt obligation of the Department of Housing and Urban Development (“HUD”).  The unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2009.

Mortgage-Backed Securities

The Company’s investments in the preceding table in mortgage-backed securities consist of GSE mortgage-backed securities and government agency mortgage-backed securities.  The unrealized losses are due to current interest rate levels relative to the Company’s cost.  The contractual cash flows of those investments in GSE mortgage-backed securities are debt obligations of the Federal National Mortgage Association (“Fannie Mae”).  Fannie Mae is currently under the conservatorship of the Federal Housing Finance Agency (“FHFA”).  The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government.  The decline in market value is attributable to changes in interest rates relative to the Company’s cost, and not due to underlying credit.  The contractual cash flows for these investments are performing as expected.  As the decline in market value is attributable to changes in interest rates and not underlying credit, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2009.

Municipal and Other Bonds

The Company’s investments in the preceding table in municipal and other bonds are comprised of municipal bonds and trust preferred/collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities.  The municipal bonds consist of obligations issued by the Pennsylvania Housing Finance Agency and obligations issued by the Philadelphia Authority for Industrial Development and were in an unrealized loss position, on average, of 2.06% at March 31, 2009.    Those bonds are rated investment grade at March 31, 2009.  The decline in market value is attributable to widening of spreads and changes in the ratings of bond insurers.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2009.

Other bonds that were in a loss position for greater than 12 months consisted of three trust preferred CDOs with an unrealized loss, on average, of 31.0% at March 31, 2009.   There has been little secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. Only a limited number of issuers have contractually deferred their interest payments. As a result, the Company believes all contractual cash flows will be received on this portfolio.  The trust preferred CDOs in this category are all senior tranches.   The senior tranches of trust preferred CDOs are generally protected from defaults by over-collateralization.  The Company expects the issuers to continue to perform according to the terms of the contracts and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2009.

Collateralized Mortgage Obligations

In the preceding table, the Company’s investments in this category consist of collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae and non-agency (whole loan) mortgage-backed securities. While the decline in market value of whole loan CMOs is attributable to the widening of credit spreads in the whole loan CMO market, the majority of securities in this category were issued in 2003 and 2004 with 15 year and 20 year collateral. The weighted average loan to value ratio for the overall portfolio is less than 50%, and the Company expects the full payment of principal. The Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. The Company therefore does not consider these investments to be other than temporarily impaired at March 31, 2009.

Equities and Mutual Funds

In the preceding table, the Company’s investments in this category consist of bank-issued common stocks and mutual funds.  Commons stocks that were in a loss position for less than 12 months consisted of 11 bank-issued common stocks, with a loss, on average, of 12.0%.  Mutual funds that were in a loss position for less than 12 months consist of two funds in a loss position, on average, of 12.1%.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of impairment, and the Company has the ability and intent to hold those investments until a recovery of fair value.  The Company, therefore, does not consider those investments to be other than temporarily impaired at March 31, 2009.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent, to a certain degree, on the economy of this region.  The U.S. and global economic environment has changed considerably from 2007.  The slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial services industry, the bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in banking and insurance companies intended to maintain orderly markets.  The economy continues to decline from quarter to quarter and, it does not appear likely that economic growth will rebound sharply in the coming months, which will further strain the financial condition of both households and businesses.

The Company proactively manages credit risk in its loan portfolio and employs a comprehensive loan review process.

Major classifications of loans at March 31, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	March 31, 2009	December 31, 2008
Real estate loans:
One-to-four family	$539,636	$508,097
Commercial real estate	819,837	787,748
Residential construction	8,466	6,055
Total real estate loans	1,367,939	1,301,900

Commercial business loans	345,520	320,640

Consumer loans:
Home equity loans and lines
of credit	346,676	362,381
Auto loans	139,905	142,097
Other consumer loans	340,042	293,106
Total consumer loans	826,623	797,584
Total loans	2,540,082	2,420,124

Net deferred loan fees and costs	4,196	4,458
Allowance for loan losses	(37,345)	(36,905)
Loans, net	$2,506,933	$2,387,677

The activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008, is as follows:

(Dollars in thousands)
	March 31,		December 31,
	2009	2008	2008
Balance, beginning of year	$36,905	$23,341	$23,341
Provision for loan losses	3,000	300	18,901
Charge-offs	(2,758)	(3,261)	(5,963)
Recoveries	198	200	626
Balance, end of period	$37,345	$20,580	$36,905

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under “SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 5 and 15” and “SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures – an amendment of FASB Statement No. 114.”  A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.  An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired.  For this purpose, delays less than 90 days are considered to be insignificant.  Impairment losses are included in the provision for loan losses.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.  Loans collectively evaluated for impairment include personal loans and most residential mortgage loans, and are not included in the following data.

Components of Impaired Loans
(Dollars in thousands)
	March 31, 2009	December 31, 2008
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$16,705	$14,079
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	-	5,138
Total impaired loans	$16,705	$19,217

Valuation allowance related to impaired loans	$8,906	$8,707

Analysis of Impaired Loans
(Dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Average impaired loans	$17,664	$5,939
Interest income recognized on impaired loans	-	-
Cash basis interest income recognized on impaired loans	26	-

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at March 31, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	March 31, 2009	December 31, 2008
Land	$15,980	$16,030
Bank premises	52,583	51,943
Furniture, fixtures and equipment	24,670	24,036
Leasehold improvements	10,642	10,629
Construction in progress	1,239	2,022
Total	105,114	104,660
Accumulated depreciation and amortization	(26,786)	(26,170)
Total	$78,328	$78,490

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc. (“CLA”) and FMS were accounted for in accordance with SFAS No. 142 “Goodwill and Intangibles Assets.”  As required under SFAS 142, goodwill is not amortized but rather reviewed for impairment at least annually.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible, which is amortized over an estimated useful life of ten years.  As of March 31, 2009, the core deposit intangible net of accumulated amortization totaled $15.5 million.  The other amortizing intangibles, which include customer lists, vary in estimated useful lives from two to thirteen years.

Goodwill and other intangibles at March 31, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31,2008	$111,462	$16,157	$7,828
Amortization	-	(642)	(249)
Balances at March 31, 2009	$111,462	$15,515	$7,579

	March 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(7,700)	$15,515	$23,215	$(7,058)	$16,157
Customer Relationships and other	10,251	(2,672)	7,579	10,251	(2,423)	7,828
Total Amortizing	$33,466	$(10,372)	$23,094	$33,466	$(9,481)	$23,985

NOTE 8 – DEPOSITS

Deposits at March 31, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	March 31,	December 31,
	2009	2008
Non-interest bearing deposits	$243,845	$226,382
Interest earning checking accounts	684,269	546,133
Money market accounts	584,944	534,012
Savings accounts	396,200	394,308
Time deposits	1,009,696	1,040,844
Total deposits	$2,918,954	$2,741,679

NOTE 9 – BORROWED FUNDS

Borrowed funds at March 31, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	March 31, 2009	December 31, 2008
Fed funds purchased	$-	$40,000
FHLB advances	174,750	174,750
Repurchase agreements	240,080	240,177
Federal Reserve overnight borrowings	-	96,250
Statutory trust debenture	25,286	25,282
Other	3,571	3,595
Total borrowed funds	$443,687	$580,054

The Company assumed FMS’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS on July 13, 2007. The Company’s debenture to the Trust as of March 31, 2009 was $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million.  The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The trust preferred securities are redeemable by the Company anytime after June 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2009 and December 31, 2008, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2009 and December 31, 2008, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2009:
Tier 1 Capital (to average assets)	$429,542	11.17%	$115,390	3.00%	$192,317	5.00%
Tier 1 Capital (to risk weighted assets)	429,542	17.88%	96,086	4.00%	144,128	6.00%
Total Capital (to risk weighted assets)	459,670	19.14%	192,171	8.00%	240,214	10.00%

As of December 31, 2008:
Tier 1 Capital (to average assets)	$421,665	11.24%	$112,523	3.00%	$187,538	5.00%
Tier 1 Capital (to risk weighted assets)	421,665	17.78%	94,866	4.00%	142,300	6.00%
Total Capital (to risk weighted assets)	451,413	19.03%	189,733	8.00%	237,166	10.00%

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2009, the Company recorded an income tax expense of $0.9 million for an effective rate of 15.4% compared to a tax expense of $2.2 million, reflecting an effective rate of 26.6% for the same period in 2008.   The decrease was due primarily to a decrease in income before income taxes of $2.2 million to $6.1 million for the three months ended March 31, 2009, from income before income taxes of $8.3 million for the three months ended March 31, 2008 as well as projected increases in income tax credits related to affordable housing investments of $0.6 million for 2009 over 2008.

As of March 31, 2009, the Company had a recorded valuation allowance of $1.3 million relating to assets written down, primarily consisting of equity securities deemed to be other than temporarily impaired.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The initial adoption did not have a material impact on the Company’s financial condition and results of operations and cash flows.  Currently, the Company believes no significant uncertain tax positions exist, whether individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit and no liability for uncertain tax positions is recognized in the unaudited interim consolidated financial statements. The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of operations.  The tax years 2005 through 2008 remain subject to examination by taxing authorities.

Pursuant to SFAS No. 109, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  The amount of this reserve on which no deferred taxes have been provided is approximately $2.3 million. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (i) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (ii) the Company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (iii) there is a change in federal tax law.

NOTE 12 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Bank has noncontributory defined benefit pension plans (“Plans”) covering most of its employees.  Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants.  During 2007, the Bank assumed sponsorship of the Farmers & Mechanics Pension Plan (the “FMS Plan”) in conjunction with the FMS merger.

The Bank also provides certain postretirement benefits to qualified former employees.  These postretirement benefits principally pertain to certain health insurance and life insurance coverage. Information relating to these employee benefits program are included in the table that follows.

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels.  In 2008, the Company enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions.

The components of net pension cost are as follows:

(Dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$-	$639	$179	$57
Interest cost	931	1,227	237	375
Expected return on assets	(768)	(1,127)	-	-
Amortization of loss	196	47	4	29
Amortization of prior service cost	-	9	37	47
Amortization of transition obligation	-	-	41	41
Net periodic pension cost	$359	$795	$498	$549

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes.

NOTE 13 – EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN (KSOP)

In connection with the initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age.  Other salaried employees will be eligible after they have completed 1 year of service and have attained the age of 21.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.   Shares in the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. The loan to the ESOP as of March 31, 2009 was $29.3 million. The Company accounts for the ESOP based on guidance from Statement of Position (“SOP”) 93-6 “Employer’s Accounting for Employee Stock Ownership Plans.”  Shares are released to participants proportionately as the loan is repaid.

As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). All full time employees and certain part-time employees are eligible to participate in the KSOP if they meet certain criteria.  Shares will be allocated and released based on the Company’s 401(k) Plan Document.  While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP the Company makes basic contributions and matching contributions. The Company makes additional contributions to certain employees based on age and years of service.  The Company may also make discretionary contributions under the KSOP.  Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan.   Allocation of shares to the ESOP participants is contingent upon the repayment of a loan to the Company.  The Company recorded an expense of approximately $0.9 million and $0.4 million for the periods ended March 31, 2009 and March 31, 2008, respectively.

NOTE 14 – STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date.  As a result, it may be necessary to recognize the expense using a ratable method.

 The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital.  The EIP shares will, generally, vest at a rate of 20% a year over five years.  As of March 31, 2009, no shares were fully vested or forfeited.  All grants that were issued contain a service condition in order for the shares to vest.  Awards of common stock include awards to certain officers of the Company that will vest only if certain specified performance requirements are met during a specific performance measurement period.  The Company believes it is probable that the performance measurements will be met.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. During the three months ended March 31, 2009 and March 31, 2008, the expense recognized for the stock awards was $0.4 million and $0 respectively.  The following table summarizes the non-vested stock award activity for the three months ended March 31, 2009.  There was no activity for the three months ended March 31, 2008.

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2009	761,000	$11.86
Issued	136,500	8.35
Vested	-	-
Non-vested Stock Awards outstanding, March 31, 2009	897,500	$11.33

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black Scholes option pricing model. During the three months ended March 31, 2009, the Company granted 227,250 options.  All options issued contain service conditions based on the participant’s continued service.  The options generally become vested and exercisable at the rate of 20% a year over five years. For the three months ended March 31, 2009 and March 31, 2008, the compensation expense for the options was $0.3 million and $0, respectively.

A summary of option activity as of March 31, 2009 and changes during the three-month period is presented below.  There was no option activity for the period ended March 31, 2008.

	Number of Options	Weighted Exercise Price per Shares	Number of Options Exercisable

January 1, 2009	1,697,500	$11.86	-
Granted	227,250	$8.35	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
March 31, 2009	1,924,750	$11.45	-

The weighted average remaining contractual term was approximately 9.43 years for options outstanding as of March 31, 2009. No options were exercisable as of March 31, 2009.

The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2009 are as follows.  There were no options granted during the three months ended March 31, 2008.

For the Three Months Ended
March 31, 2009
Weighted average fair value of options granted	$2.94
Weighted average risk-free rate of return	2.38%
Weighted average expected option life in months	78
Weighted average expected volatility	29.77%
Expected dividends	$-

The expected volatility was determined using historical volatilities based on historical stock prices.   The Company used the simplified method for determining the expected life for options as allowed under SEC Staff Accounting Bulletin 110.  As of March 31, 2009, there was $5.7 million and $9.1 million of total unrecognized compensation cost related to options and non-vested stock awards, respectively, granted under the EIP.  There was no unrecognized compensation as of March 31, 2008.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $246.4 million at March 31, 2009, as compared to $248.8 million as of December 31, 2008. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations and cashflows.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Value and Level of Activity for the Asset or Liability Have Significantly Decrease and Identifying Transactions That are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability has significantly decreased.  This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively. The Company did not early adopt this FSP and is currently evaluating its potential impact.

In April 2009, FASB issued FSP FAS 115-2 and 124-2 “Recognition of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance for debt securities and makes guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Prior to determining if a debt security is other than temporarily impaired management must assess whether it has the intent to sell the security or it is more likely than not that it will be required to sell the security prior to the anticipated recovery. An other-than-temporary impairment has occurred if an entity does not expect to recover the entire amortized cost basis of the security.

Additionally, this FSP gives guidance on other-than-temporary impairment being recognized in earnings or other comprehensive income. If an entity intends to sell a security or if an entity is more likely than not will be required to sell a security, then the loss will be recognized in earnings. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively. The Company did not early adopt this FSP and is currently evaluating its potential impact.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt this FSP.

In September 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 08-6 “Equity Method Investment Accounting Considerations.”  This EITF clarifies how to account for certain transactions involving equity method investments including recording the initial cost of the investment, contingent consideration, decrease in investment value, and change in level of ownership.  This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.   Management does not believe this FSP has a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R) – “Employers Disclosures about Postretirement Benefit Plan Assets”. This FSP requires employers to disclose information about fair value measurements of plan assets that would be similar to the requirements of SFAS 157. This FSP requires the following disclosures about the plan assets of pension plans and other post retirement plans including investment allocations, fair value of plan assets, asset categories, fair value measurements and significant concentrations of risk. This FSP is effective for fiscal years ending after December 15, 2009.

On June 16, 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions of FSP No. EITF 03-6-1.  The Company does not have participating securities under this FSP.  The participants of the Equity Incentive Plan vest for dividends at the same rate that they vest for restricted shares.  Any dividends paid to participants will be held in Trust until the participants vest for their shares, upon vesting shares and accumulated dividends will be released to the participants.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular form.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement does not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer takes control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This Statement was effective for business combinations for which the acquisition is on or after the first annual reporting period of the acquisition beginning on or after December 15, 2008.  The adoption of this Statement will impact the accounting and reporting of acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment to ARB No. 51” (“SFAS No. 160”).  This Statement established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any noncontrolling equity investments rather than the carrying amount of that retained investment.  SFAS No. 160 also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This statement does not have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS No. 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 was effective for the Company’s financial statements for the year beginning on January 1, 2008. In October 2008, FASB issued FASB Staff Position 157-3 (“FSP 157-3”) which addresses fair valuing a financial asset when the market for an asset that is not active.  This FSP clarifies the application of SFAS 157 in an inactive market and provides examples to illustrate key considerations and was effective upon issuance. The Company adopted SFAS No. 157 on January 1, 2008 and has included additional disclosures about fair value in the notes to the financial statements.

In September 2006, the FASB ratified EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”)  An endorsement split-dollar arrangement is an arrangement whereby an employer owns a life insurance policy that covers the life of an employee and using a separate agreement endorses a portion of the policy death benefit to the insured employee’s beneficiary.  EITF 06-4 applies only to those endorsement split-dollar arrangements that provide a death benefit Postretirement. This EITF requires an employer recognize a liability for future benefits if, in substance, the benefit exists. The liability would be accounted for in accordance with SFAS No. 106 “Employers Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) or Accounting Principles Board (“APB”) No. 12 “Omnibus Opinion”. The EITF’s requirement is effective for fiscal years beginning after December 15, 2007. Upon adoption of the accounting guidance under EITF 06-4 as of January 1, 2008, the Company recognized a liability of $11.8 million in accordance with SFAS No. 106 and recorded a corresponding reduction to retained earnings representing the cumulative effect of the change in accounting principle.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FSP No. 157-2, “Effective Date of FASB Statement No. 157,” issued in February 2008, delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  SFAS No. 157 now applies to the annual impairment testing of goodwill which is measured at fair value on a recurring basis but is not necessarily recognized or disclosed in the financial statements. Additionally, this SFAS 157 applies to the measurement of long lived assets for the impairment assessment under SFAS No. 144 “Accounting for Impairment or Disposal of Long Lived Assets.” Application of SFAS 157 to non-financial assets and liabilities delayed under FSP 157-2 does not have a material impact on the Company’s interim financial statements.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used.  At March 31, 2009, the Company determined that collateralized debt obligations have continued to have few trades and pricing has continued to be less observable along with a currently inactive market.  The methodology for establishing valuations for these securities considered the pricing of a similar security issued during the period, and adjusted this pricing for credit quality, diversification of underlying collateral and recent cash flows on the Company’s holdings.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value,  liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

(Dollars in thousands)
	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Investment securities available for sale:
U.S. Government agencies and mortgage-backed securities	$-	$8,351	$-
GNMA guaranteed mortgage certificates	-	12,378	-
Collateralized mortgage obligations	-	158,859	-
Other mortgage-backed securities	-	753,055	-
Municipal and other bonds	-	80,969	17,301
Equity securities	5,961	-	-
Money market funds	-	3,345	-
Mutual funds	-	1,104	-
Certificates of deposit	292	-	-

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended March 31, 2009.

Level 3 Investments Only (Dollars in thousands)	For the Three Months Ended March 31, 2009
Available-for-Sale Securities
Balance, January 1, 2009	$19,329
Total gains or losses realized/(unrealized):	-
Included in earnings	-
Included in other comprehensive income	(2,028)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2009	$17,301

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).

		Category Used for Fair Value Measurement
	Balance at March 31, 2009	Level 1	Level 2	Level 3

Impaired loans	$16,705	$--	$--	$16,705

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

Critical Accounting Policies

Allowance for Loan Losses – The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are subject to significant change.  The Company estimates that a 10 percent increase in the loss factors used on the loan portfolio would increase the allowance for loan losses at March 31, 2009 by approximately $2.8 million, of which $0.4 million would relate to consumer loans, $2.1 million to commercial loans and $0.3 million to residential mortgage loans. These sensitivity analyses do not represent management’s expectations of the increase in loss factors, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to change in key inputs. We believe the loss factors currently in use are appropriate in order to evaluate the allowance for loan losses at the balance sheet dates. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

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

Goodwill and Intangible Assets – Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. In 2008, our step one impairment analysis indicated goodwill was not impaired.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At March 31, 2009, intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.

Background and Overview

The Company is a community-based, diversified financial services company providing consumer and commercial banking services.  Its principal subsidiary, Beneficial Bank (the “Bank”), has served individuals and businesses in the Delaware Valley area for more than 155 years.  The Bank is the oldest and largest bank headquartered in Philadelphia, Pennsylvania with 72 offices in the greater Philadelphia and Southern New Jersey regions.  During the second quarter 2009, the Company plans to consolidate four branches. Each of the affected offices has another Beneficial branch within at least a 1.4 mile radius.  Additionally, during the third quarter of 2009, the Bank plans to open one new branch in New Jersey.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased $47.4 million, or 1.2%, to $4.0 billion at March 31, 2009.  The increase in total assets was primarily due to increases in cash and cash equivalents of $28.9 million and an increase in total loans outstanding of $119.7 million, partially offset by a decrease of $84.4 million in investment securities for the first quarter of 2009. Total deposits increased $177.3 million, or 6.5%, to $2.9 billion at March 31, 2009 compared to $2.7 billion at December 31, 2008.  The largest contributor to this increase was growth in core deposits of $200.0 million to $1.9 billion at March 31, 2009 from $1.7 billion at December 31, 2008. Both interest bearing and non-interest bearing deposits grew during the first quarter of 2009. Interest bearing deposits increased $159.8 million, or 6.4%, to $2.7 billion and non-interest bearing deposits increased $17.5 million to $243.8 million from $226.4 million at December 31, 2008.  Stockholders’ equity increased $9.8 million, or 1.6%, to $620.3 million at March 31, 2009 compared to $610.5 million at December 31, 2008.  The increase in stockholders’ equity resulted primarily from earnings and a rise in accumulated other comprehensive income of $4.2 million related to an increase in unrealized gains in available-for-sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

General – The Company recorded net income of $5.1 million, or $0.07 per share, for the three months ended March 31, 2009, compared to net income of $6.1 million, or $0.08 per share, for the same period in 2008.

The U.S. and global economic environment has changed considerably since 2007.  The slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial services industry, the bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in banking and insurance companies intended to maintain orderly markets.   It does not appear likely that economic growth will rebound sharply in the coming months, which will further strain the financial condition of both households and businesses.

On October 3, 2008, the President signed the “Emergency Economic Stabilization Act of 2008,” which created a Troubled Asset Relief Program that gives the U.S. Treasury the authority to manage a wide range of troubled assets, and to make capital investments in banks in order to restore the flow of credit among banks and with their customers.  The Troubled Asset Relief Program includes a Capital Purchase Program under which the Treasury will purchase preferred shares in banks.  The impact that this program will have on the current economic slowdown is unknown at this time.  On November 12, 2008, the Company issued a press release announcing its decision not to participate in the Treasury’s Capital Purchase Program.

Net Interest Income – The Company’s net interest income increased $2.4 million, or 8.7%, to $29.5 million for the three months ended March 31, 2009 from $27.1 million for the same period in 2008.  Total interest income decreased $0.7 million to $47.5 million for the three months ended March 31, 2009 from $48.2 million for the same period in 2008. This was due to a decline in the yield on average interest earning assets of 68 basis points from 5.88% at March 31, 2008 to 5.20% at March 31, 2009. Total interest expense decreased $3.1 million to $18.0 million for the three months ended March 31, 2009 from $21.1 million for the same period in 2008. This was due to a decrease of 82 basis points in the cost of interest bearing liabilities to 2.37% for the three months ended March 31, 2009 compared to 3.12% for the same period in 2008, partially offset by an increase in average interest bearing liabilities of $0.4 billion to $3.1 billion for the three months ended March 31, 2009 from $2.7 billion for the same period in 2008.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $3.0 million during the three months ended March 31, 2009, an increase from a provision of $0.3 million recorded for the same three-month period in 2008.  The allowance for loan losses at March 31, 2009 totaled $37.3 million, or 1.47% of total loans outstanding, compared to $20.6 million, or 0.95% of total loans outstanding, at March 31, 2008. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $0.7 million, or 9.3%, to $8.0 million for the three months ended March 31, 2009, compared to the same period in 2008.   The increase in non-interest income was primarily due to an increase in gains on sale of investment securities available for sale, partially offset by an impairment charge on securities available for sale during the first quarter of 2009.  This impairment charge was a result of the weakened condition of the market for the common stocks of financial institutions and the evaluation of the near term prospects of the issuers in relation to the severity of the decline.  As a result, the Company recorded a charge related to the value of common equity securities of various financial services companies that were deemed to be other-than-temporarily-impaired of $1.2 million. No impairment charge was recorded during the first quarter of 2008.   Insurance commission income decreased during the first quarter of 2009 to $2.7 million compared to $3.3 million during the first quarter of 2008.  This decrease was primarily a result of a change in billing structure for policies from annual to monthly billings.

Non-interest Expense – Non-interest expense increased $2.5 million, or 9.8%, to $28.4 million during the three months ended March 31, 2009 compared to $25.9 million during the same period in 2008.  The increase was primarily due to an increase in salaries and employee benefits of $1.3 million and an increase in advertising expense of $0.6 million.  Amortization of intangibles expense decreased $0.9 million, to $0.9 million for the three months ended March 31, 2009 from $1.7 million during the same period in 2008.  The core deposit intangible is being amortized on an accelerated basis resulting in a decrease in amortization expense.

Income Taxes  – Income tax expense totaled $0.9 million for the three months ended March 31, 2009, reflecting an effective tax rate of 15.4%, compared to income tax expense of $2.2 million, reflecting an effective tax rate of 26.6%, for the same period in 2008.   The decrease was primarily due to a decrease in income before income taxes of $2.2 million to $6.1 million for the three months ended March 31, 2009 compared to the same three-month period in 2008.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, bank-qualified tax exempt investments and tax credits received on low income housing partnerships.  These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three-month periods ended March 31, 2009 and 2008.

(Dollars in thousands)
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$194	$2	4.99%	$6,165	$41	2.66%
Loans	2,460,091	33,357	5.42	2,126,654	32,495	6.11
Investment securities	134,089	1,114	3.32	281,754	4,499	6.39
Mortgage-backed securities	858,167	11,186	5.21	615,985	8,291	5.38
Collateralized mortgage obligations	171,297	1,840	4.30	205,066	2,555	4.98
Other interest-earning assets	33,657	29	0.34	47,826	361	3.02
Total interest-earning assets	3,657,495	47,528	5.20	3,283,450	48,242	5.88

Non-interest earning assets	350,915			392,938
Total assets	$4,008,410	$47,528		$3,676,388	$48,242

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$619,508	$1,984	1.30	$390,057	$1,286	1.32
Money market accounts	555,868	2,866	2.09	431,641	3,107	2.88
Savings accounts	391,397	585	0.61	409,223	651	0.64
Time deposits	1,027,005	7,946	3.14	1,047,025	11,146	4.26
Total interest-bearing deposits	2,593,778	13,381	2.09	2,277,946	16,190	2.84

Federal Home Loan Bank advances	174,750	1,826	4.24	207,069	2,349	4.54
Repurchase agreements	240,139	2,540	4.29	191,353	2,148	4.49
Federal Reserve overnight borrowings	37,912	47	0.50	-	-	0.00
FHLB overnight borrowings	-	-	0.00	193	1	2.07
Statutory Trust Debentures	25,283	197	3.16	25,266	412	6.52
Other borrowings	13,804	58	1.70	3,293	24	2.92
Total interest-bearing liabilities	3,085,666	18,049	2.37	2,705,120	21,124	3.12

Non-interest-bearing deposits	257,814			248,536
Other non-interest-bearing liabilities	54,417			97,941
Total liabilities	3,397,897	18,049		3,051,597	21,124

Total stockholders’ equity	610,513			624,791
Total liabilities and stockholders’ equity	$4,008,410			$3,676,388

Net interest income		$29,479			$27,118

Interest rate spread			2.83%			2.76%

Net interest margin			3.22%			3.30%

Average interest-earning assets to average interest-bearing liabilities			118.53%			121.38%

Asset Quality

The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history.  At March 31, 2009, the Company’s investment in pooled trust preferred collateralized debt obligations included three securities, each of which are the most senior tranches, with a total book value of $25.1 million and an estimated fair value of $17.3 million.  These securities are backed by trust preferred capital securities issued by banks. The senior tranches of collateralized debt obligations generally are protected from defaults by over-collateralization.

Nonperforming loans totaled $38.3 million, or 0.94% of total assets at March 31, 2009, compared to $38.0 million, or 0.95% of total assets at December 31, 2008.  Net charge-offs during the three month period ended March 31, 2009 were $2.6 million, compared to $1.4 million during the three months ended December 31, 2008.  The allowance for loan losses at March 31, 2009 totaled $37.3 million, or 1.46%, of total loans outstanding, compared to $36.9 million, or 1.52% of total loans outstanding, at December 31, 2008.

The increase in net charge-offs during the first quarter of 2009 resulted primarily from the charge-off of several loans to a single borrower totaling $1.5 million.  The full outstanding balance of these loans was reserved for in the fourth quarter of 2008. The Bank recorded a provision for loan losses of $3.0 million during the three months ended March 31, 2009, compared to a provision of $13.1 million for the quarter ended December 31, 2008.  The provision for the previous quarter included $5.7 million related to one shared national credit and $5.4 related to the ongoing evaluation of risk factors applied to the loan portfolio, reflecting the rapid deterioration in the economic environment during the fourth quarter of 2008.  Non-performing loans are evaluated under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15” and are included in the determination of the allowance for loan losses.

Real estate owned increased $0.1 million during the quarter ended March 31, 2009 to $6.3 million from December 31, 2008.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2009, the Company did not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $73.2 million.  In addition, at March 31, 2009, our borrowing capacity with the Federal Home Loan Bank of Pittsburgh (the “FHLB”) was up to $1.5 billion.  On March 31, 2009, we had $174.8 million of advances and one Letter of Credit in the amount of $25.7 million outstanding.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2009, we had $246.4 million in loan commitments outstanding, which consisted of $30.5 million and $28.2 million in commercial and consumer commitments to fund loans, respectively, $166.6 million in commercial and consumer unused lines of credit, and $21.1 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2009 totaled $774.4 million, or 76.7% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at March 31, 2009:

(Dollars in thousands)
		Payments due by period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$58,722	$58,722	$-	$-	$-
Unused lines of credit	166,593	117,624	-	-	48,969
Standby letters of credit	21,119	21,119	-	-	-
Operating lease obligations	26,223	5,090	6,941	3,363	10,829
Total	$272,657	$202,555	$6,941	$3,363	$59,798

Our primary investing activities are the origination and purchase of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts, repurchase agreements and FHLB advances.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our competitors and other factors.  We generally manage the pricing of our deposits to be competitive.  Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  After taking into consideration the effect of the acquisition of FMS, the Company’s equity increased by $326.5 million since December 31, 2006 to $620.3 million at March 31, 2009.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  We may use capital management tools such as cash dividends and common share repurchases.  As of March 31, 2009, the Company had repurchased 211,904 shares of Treasury Stock.

Credit Risk Management – Credit risk represents the possibility that a customer or issuer may not perform in accordance with contractual terms either on a loan or security. Credit risk is inherent in the business of community banking.  The risk arises from extending credit to customers and purchasing securities.  As of March 31, 2009 approximately 90.2% of the Company’s portfolio is rated AAA by Moody’s and/or S&P, approximately 4.4% of the investment portfolio is rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.4% of the investment portfolio is rated below investment grade and approximately 5.0% of the investment portfolio is not rated.  Securities not rated consist primarily of short-term municipal anticipation notes, equity securities, mutual funds and bank certificates of deposit. In order to mitigate the risk related to the Company’s loan portfolio, the Company conducts a rigorous loan review process.

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

For the period ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at March 31, 2009.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

  As of March 31, 2009:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$124,128	$129,625	$133,884
% change	(4.24%)		3.29%

Net Income at Risk:
Net income	$26,843	$30,477	$33,285
% change	(11.92%)		9.21%

Economic Value at Risk:
Equity	$564,905	$671,142	$656,718
% change	(15.93%)		(2.15%)

As of March 31, 2009, based on the scenarios above, net interest income, net income and economic value at risk would be adversely affected over a one-year time horizon in a declining rate environment.

The net interest income at risk results indicate a slightly asset sensitive profile, which provides net interest margin benefits in rising rate scenarios.  The economic value at risk remains limited in magnitude and indicates a potential moderate exposures in a rising rate environment.

The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates.  The Company has established an interest rate floor of zero percent for purposes of measuring interest rate risk.  Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor.  In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

For 2009, our results indicate that we are well positioned with limited net interest income and economic value at risk and that all interest risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

As of March 31, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 through January 31, 2009

February 1, 2009 through February 28, 2009 (1)	99,904	8.71	99,904	1,823,584

March 1, 2009 through March 31, 2009	112,000	8.73	112,000	1,823,584
_______________________
(1)
On September 22, 2008, the Company announced that, on September 18, 2008, its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 1,823,584 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

	3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (1)

	4.0	Form of Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

	10.1	Amended and Restated Employment Agreement by and between Beneficial Mutual Bancorp, Inc., Beneficial Mutual Savings Bank and Gerard P. Cuddy*

	10.2	Amended and Restated Employment Agreement by and between Beneficial Mutual Bancorp, Inc., Beneficial Mutual Savings Bank and Joseph F. Conners*

	10.3	Amended and Restated Employment Agreement by and between Beneficial Mutual Bancorp, Inc., Beneficial Mutual Savings Bank and Andrew J. Miller*

	10.4	Amended and Restated Employment Agreement by and between Beneficial Mutual Bancorp, Inc., Beneficial Mutual Savings Bank and Robert J. Bush*

	10.5	Amended and Restated Employment Agreement by and between Beneficial Mutual Bancorp, Inc., Beneficial Mutual Savings Bank and Denise Kassekert*

	10.6	Amendment to Beneficial Mutual Savings Bank Executive Salary Continuation Plan for Joseph F. Conners* (2)

	10.7	Amendment to Beneficial Mutual Savings Bank Executive Salary Continuation Plan for Andrew J. Miller* (2)

	10.8	Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank*

	10.9	Second Amendement to the Beneficial Mutual Savings Bank Board of Managers Non-Vested Deferred Compensation Plan (2)

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.0	Section 1350 Certification
_______________________
*Management contract or compensatory plan, contract or arrangement.
(1)
Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

	(2)	Amended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations and guidance issued with respect to Section 409A of the Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: May 11, 2009	By: /s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: May 11, 2009	By: /s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and
Chief Financial Officer
(principal financial officer)