Form 10-Q
period 2009-06-30
Beneficial Mutual Bancorp Inc
filed 2009-08-10
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☐
 No ☐

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

As of August 7, 2009, there were 81,903,153 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,110,378 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.          FINANCIAL INFORMATION
Item 1.          Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Cash and Cash Equivalents
Cash and due from banks	$41,989	$44,380
Interest-bearing deposits at other banks	237	9
Total cash and cash equivalents	42,226	44,389
Investment Securities:
Available-for-sale (amortized cost of $1,044,000 at June 30, 2009 and $1,095,232 at December 31, 2008)	1,066,615	1,114,086
Held-to-maturity (estimated fair value of $59,733 at June 30, 2009 and $77,369 at December 31, 2008)	58,086	76,014
Federal Home Loan Bank stock, at cost	28,068	28,068
Total investment securities	1,152,769	1,218,168

Loans (including loans held for sale measured at fair value of $37,276)	2,694,971	2,424,582
Allowance for loan losses	(43,235)	(36,905)

Net loans	2,651,736	2,387,677

Accrued Interest Receivable	17,972	17,543

Bank premises and equipment, net	77,691	78,490
Other Assets:
Goodwill	111,462	111,462
Bank owned life insurance	31,589	30,850
Other intangibles	22,203	23,985
Other assets	78,163	89,486
Total other assets	243,417	255,783
Total Assets	$4,185,811	$4,002,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$248,487	$226,382
Interest-bearing deposits	2,789,529	2,515,297
Total deposits	3,038,016	2,741,679
Borrowed funds	443,611	580,054
Other liabilities	83,940	69,777
Total liabilities	3,565,567	3,391,510
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of June 30, 2009 or December 31, 2008	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,264,457 shares issued and outstanding as of June 30, 2009 and December 31, 2008	823	823
Additional paid-in capital	343,885	342,420
Unearned common stock held by the employee savings and stock ownership plan	(26,990)	(28,510)
Retained earnings (partially restricted)	301,184	296,106
Accumulated other comprehensive income (loss)	3,817	(299)
Treasury stock, at cost, 283,204 shares at June 30, 2009 and 0 shares at December 31, 2008	(2,475)	—
Total stockholders’ equity	620,244	610,540
Total Liabilities and Stockholders’ Equity	$4,185,811	$4,002,050

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$33,921	$32,698	$67,278	$65,193
Interest on federal funds sold	—	146	2	507
Interest and dividends on investment securities:
Taxable	12,389	14,657	26,002	29,676
Tax-exempt	650	369	1,206	736
Total interest income	46,960	47,870	94,488	96,112
INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	2,113	1,235	4,096	2,521
Money market and savings deposits	2,703	3,664	6,154	7,421
Time deposits	7,037	10,082	14,984	21,228
Total	11,853	14,981	25,234	31,170
Interest on borrowed funds	4,691	4,832	9,359	9,766
Total interest expense	16,544	19,813	34,593	40,936

Net interest income	30,416	28,057	59,895	55,176

Provision for Loan Losses	7,100	2,300	10,100	2,600

Net interest income after provision for loan losses	23,316	25,757	49,795	52,576
Non-interest Income
Insurance commission and related income	1,715	1,876	4,463	5,141
Service charges and other income	3,111	4,388	6,762	8,330
Impairment charge on securities available-for-sale	—	(473)	(1,230)	(473)
Net gain on sale of investment securities available-for-sale	1,316	143	4,165	271
Total non-interest income	6,142	5,934	14,160	13,269
Non-interest Expense
Salaries and employee benefits	14,007	13,157	28,282	26,150
Pension curtailment gain	—	(7,289)	—	(7,289)
Occupancy expense	2,899	2,812	6,102	5,758
Depreciation, amortization and maintenance	2,220	2,047	4,448	4,022
Advertising	1,238	1,214	2,987	2,325
Intangible amortization expense	890	1,654	1,782	3,400
Other	8,498	5,045	14,589	10,166

Total non-interest expense	29,752	18,640	58,190	44,532

(Loss) Income before income taxes	(294)	13,051	5,765	21,313

Income Tax (Benefit) Expense	(244)	3,950	687	6,150

Net (Loss) Income	$(50)	$9,101	$5,078	$15,163

Earnings per Share – Basic	$0.00	$0.11	$0.07	$0.19
Earnings per Share – Diluted	$0.00	$0.11	$0.07	$0.19

Average common shares outstanding - Basic	77,678,961	79,255,114	77,717,407	79,235,030
Average common shares outstanding – Diluted	77,678,961	79,255,114	77,726,194	79,235,030

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BEGINNING BALANCE, JANUARY 1, 2008	82,264,460	$823	$360,126	$(30,635)	$291,360		$(1,877)	$619,797	$—

Net income					15,163			15,163	15,163

KSOP shares committed to be released			14	806				820

Net unrealized loss on available-for-sale securities (net of deferred tax of $7,074)							(13,137)	(13,137)	(13,137)

Reclassification adjustment for net gains included in net income (net of tax of $95)							131	131	131

Pension and post-retirement benefit plan adjustments (net of tax of $628)							(1,166)	(1,166)	(1,166)

Immediate recognition of prior service cost and unrealized gain(loss) due to curtailments net of deferred tax $4,175)							7,754	7,754	7,754

Other			16					16

Total other comprehensive income									(6,418)

Comprehensive income									$8,745

Cumulative effect of the adoption of EITF 06-4 Split Dollar Life Insurance					(11,800)			(11,800)

BALANCE, JUNE 30, 2008	82,264,460	$823	$360,156	$(29,829)	$294,723		$(8,295)	$617,578

BEGINNING BALANCE, JANUARY 1, 2009	82,264,457	$823	$342,420	$(28,510)	$296,106		$(299)	$610,540

Net Income					5,078			5,078	$5,078

KSOP shares committed to be released			(44)	1,520				1,476

Stock option expense			604					604

Restricted stock shares			905					905

Purchase of treasury stock						$(2,475)		(2,475)

Net unrealized gain on available-for-sale securities (net of deferred tax of $2,344)							4,352	4,352	4,352

Reclassification adjustment for net gains included in net income (net of tax of $1,458)							(2,707)	(2,707)	(2,707)

Reclassification adjustment for other-than-temporary impairment (net of tax benefit of $430)							800	800	800

Pension, other post-retirement benefit plan adjustments (net of tax of $720)							1,671	1,671	1,671

Total other comprehensive income									4,116
Comprehensive income									$9,194

BALANCE, JUNE 30, 2009	82,264,457	$823	$343,885	$(26,990)	$301,184	$(2,475)	$3,817	$620,244

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$5,078	$15,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	10,100	2,600
Depreciation and amortization	3,087	2,782
Intangible amortization	1,782	3,400
Net gain on sale of investments	(4,165)	(271)
Impairment of investments	1,230	473
Pension curtailments	—	(7,289)
Accretion of discount on investments	(1,130)	(2,929)
Amortization of premium on investments	251	187
Origination of loans held for sale	—	—
Proceeds from sales of loans	—	—
Deferred income taxes	(2,206)	2,213
Net loss (gain) from sales of premises and equipment	20	(6)
Increase in bank owned life insurance	(739)	(712)
Amortization of employee stock ownership plan	1,476	820
Stock option and grant expense	1,509	—
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	(429)	1,881
Accrued interest payable	(1,096)	(773)
Income taxes payable	(1,664)	3,872
Other liabilities	17,658	(3,795)
Other assets	14,000	(20,912)
Net cash provided by (used in) operating activities	44,762	(3,296)

INVESTING ACTIVITIES:
Loans originated or acquired	(552,861)	(399,072)
Principal repayment on loans	278,412	281,620
Purchases of investment securities available for sale	(164,997)	(373,512)
Net (purchases) sales in money market fund	(64,887)	6,888
Proceeds from sales and maturities of investment securities available for sale	285,010	256,371
Proceeds from maturities, calls or repayments of investment securities held to maturity	17,848	23,741
Purchase of Federal Home Loan Bank stock	—	(3,298)
Activity in other real estate owned	405	747
Purchases of premises and equipment	(3,302)	(2,835)
Proceeds from sale of premises and equipment	28	29
Proceeds from other investing activities	—	201
Net cash used in investing activities	(204,344)	(209,120)

FINANCING ACTIVITIES:
Net (decrease) increase in borrowed funds	(136,443)	64,666
Net increase in checking, savings and demand accounts	361,191	161,400
Net decrease in time deposits	(64,854)	(25,235)
Purchase of treasury stock	(2,475)	—
Net cash provided by financing activities	157,419	200,831

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,163)	(11,585)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,389	58,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,226	$46,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$24,129	$20,642
Cash payments of income taxes	$5,321	$2,022
Transfers of loans to other real estate owned	$289	$720

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the Securities and Exchange Commission on March 27, 2009. The results for the three or six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and two variable interest entities (“VIEs”) where the Company is the primary beneficiary. Specifically, the financial statements include the accounts of Beneficial Bank, the Company’s wholly owned subsidiary (the “Bank”), and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are as follows: (i) Beneficial Advisors, LLC, which offers non-deposit investment products and services, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company. All significant intercompany accounts and transactions have been eliminated. In addition, two VIEs are consolidated in the financial statements. The Company monitors revenue from the various services and products offered. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information.”

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

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank, which was merged with and into the Bank. Following the consummation of the merger and public offering, the Company had a total of 82,264,457 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,682 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC (the “MHC”). In the event the Company pays dividends to its stockholders, it will also be required to pay dividends to the MHC, unless the MHC receives regulatory approval to waive the receipt of dividends. The Company is authorized to issue a total of four hundred million shares, of which three hundred million shares shall be common stock, par value $0.01 per share, and of which one hundred million shares shall be preferred stock, par value $0.01 per share. Each share of the Company’s common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 68 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Office of Thrift Supervision (the “OTS”) regulates the Company and the MHC. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

NOTE 3 – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2009 and 2008. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and diluted earnings per share:
Net income	$(50)	$9,101	$5,078	$15,163
Basic average common shares outstanding	77,678,961	79,255,114	77,717,407	79,235,030
Effect of dilutive securities	—	—	8,787	—
Dilutive average shares outstanding	77,678,961	79,255,114	77,726,194	79,235,030
Net earnings per share:
Basic	$0.00	$0.11	$0.07	$0.19
Diluted	$0.00	$0.11	$0.07	$0.19

For the three months ended June 30, 2009, there were 1,919,750 outstanding options and 897,500 restricted stock grants which were anti-dilutive for the earnings per share calculation due to the Company’s net loss position. For the six months ended June 30, 2009 there were 1,919,750 outstanding options that were anti-dilutive and 761,500 restricted stock grants that were anti-dilutive and 136,000 restricted stock grants that were dilutive for the earnings per share calculation. There were no grants or options issued during the three or six-month period ended June 30, 2008.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2009 and December 31, 2008 are as follows.

Investment securities available for sale are summarized in the following table:

(Dollars in thousands)

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$8,117	$1,503	$193	$9,427
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	7,568	88	5	$7,651
GNMA guaranteed mortgage certificates	11,762	206	5	11,963
Collateralized mortgage obligations	137,631	1,479	1,102	138,008
Other mortgage-backed securities	640,975	24,611	56	665,530
Municipal and other bonds	157,507	958	4,926	153,539
Money market fund	80,440	57	0	80,497
Total	$1,044,000	$28,902	$6,287	$1,066,615

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$7,638	$108	$—	$7,746
U.S. Government Sponsored Enterprise and Agency Notes	8,687	17	5	8,699
GNMA guaranteed mortgage certificates	12,796	3	294	12,505
Collateralized mortgage obligations	177,300	1,222	2,149	176,373
Other mortgage-backed securities	767,978	25,342	40	793,280
Municipal and other bonds	105,280	798	6,148	99,930
Mutual funds	15,553	—	—	15,553
Total	$1,095,232	$27,490	$8,636	$1,114,086

Management evaluates all investments with an unrealized loss in value, whether caused by adverse interest rates, credit movements or some other factor to determine if the loss is other than temporary.

Investment securities held to maturity are summarized in the following table:

(Dollars in thousands)
	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

GNMA guaranteed mortgage certificates	$707	$—	$27	$680
Other mortgage-backed securities	57,379	1,674	0	59,053
Total	$58,086	$1,674	$27	$59,733

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government Sponsored Enterprise and Agency Notes	$7,500	$47	$—	$7,547
GNMA guaranteed mortgage certificates	728	—	29	699
Other mortgage-backed securities	67,786	1,378	41	69,123
Total	$76,014	$1,425	$70	$77,369

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Asset” as amended by FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”,when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1,”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment (“OTTI”) condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

FSP SFAS No. 115-2 and SFAS No. 124-2 requires the Company to assess whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a change to earnings. The difference between the fair market value and the credit loss is recognized in other comprehensive income.

Upon adoption of FSP FAS 115-2, a cumulative effect adjustment should be made to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more likely than not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the FSP is adopted. The cumulative effect adjustment should include the related tax effects.

FSP SFAS 115-2 and SFAS 124-2 were adopted by the Company for the quarter ended June 30, 2009. As there were no impairments taken on the Company’s debt securities as of December 31, 2008 and March 31, 2009, no cumulative adjustment to retained earnings was recorded.

For the quarter ended June 30, 2009, the Company updated its assessment of the unrealized losses with respect to the securities and whether the losses were temporary in nature. Upon completion of this review, the Company did not recognize any other-than-temporary impairment for these securities during the three months ended June 30, 2009.

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

(Dollars in thousands)
	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

GSE and Agency Notes	$521	$5	$—	$—	$521	$5
Mortgage-backed securities	22,226	61	680	27	22,906	88
Municipal and other bonds	15,583	147	20,983	4,779	36,566	4,926
Collateralized mortgage obligations	16,533	157	73,756	945	90,289	1,102
Subtotal, debt securities	54,863	370	95,419	5,751	150,282	6,121
Equity securities	1,103	193	—	—	1,103	193
Mutual funds	—	—	—	—	—	—
Total temporarily impaired securities	$55,966	$563	$95,419	$5,751	$151,385	$6,314

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

GSE and Agency Notes	$522	$5	$—	$—	$522	$5
Mortgage-backed securities	33,551	375	699	29	34,250	404
Municipal and other bonds	23,465	5,895	3,843	253	27,308	6,148
Collateralized mortgage obligations	78,951	1,367	55,768	782	134,719	2,149
Total temporarily impaired securities	$136,489	$7,642	$60,310	$1,064	$196,799	$8,706

The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available-for-sale and held-to-maturity portfolio were not other than temporarily impaired.

United States Government Sponsored Enterprise and Agency Notes

The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of a government guaranteed debt obligation of the Department of Housing and Urban Development (“HUD”). The unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is unlikely that the Company will be required to sell the investment before recovery of its amortized cost, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at June 30, 2009.

Mortgage-Backed Securities

The Company’s investments in the preceding table in mortgage-backed securities consist of a GSE mortgage-backed security and government agency mortgage-backed securities. The unrealized losses are due to current interest rate levels relative to the Company’s cost. The contractual cash flows of the investment in the GSE mortgage-backed security are debt obligations of Freddie Mac. Freddie Mac is currently under the conservatorship of the Federal Housing Finance Agency (“FHFA”). The contractual cash flows for this investment are guaranteed by an agency of the U.S. government. The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. Government. Accordingly, the Company expects to recover its full payment of principal of the investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

Municipal and Other Bonds

The Company’s investments in the preceding table in municipal and other bonds are comprised of municipal bonds, a foreign bond and trust preferred/collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities.

The municipal bonds consist of Pennsylvania school district general obligation bonds and obligations issued by the Pennsylvania Housing Finance Agency and were in an unrealized loss position, on average, of 1.3% at June 30, 2009. Those bonds are rated investment grade at June 30, 2009. The decline in market value is attributable to widening of spreads and changes in the ratings of bond insurers and not related to credit. The Company expects to recover its full payment of principal and interest of the investments. The Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

One bond in a loss position for less than 12 months was a foreign bond, which was at an unrealized loss of 0.4% at June 30, 2009. Other bonds that were in a loss position for greater than 12 months consisted of three trust preferred CDOs with an unrealized loss, on average, of 20.2% at June 30, 2009. There has been little secondary market trading for trust preferred CDOs, as a weakened economy and high levels of credit losses in the banking industry have led to illiquidity in the market for these types of securities. The trust preferred CDOs in this category are all senior tranches. The senior tranches of trust preferred CDOs are generally protected from defaults by over-collateralization. The Company expects the issuers to continue to perform according to the terms of the contracts. Only a limited number of issuers have contractually deferred their interest payments. Accordingly, the Company expects to recover its current principal of the investments and because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

Collateralized Mortgage Obligations

In the preceding table, the Company’s investments in this category consist of collateralized mortgage obligations (“CMOs”) issued by Freddie Mac, Fannie Mae and non-agency (whole loan) mortgage-backed securities. The decline in market value of whole loan CMOs is attributable to the widening of credit spreads in the whole loan CMO market. The majority of securities in this category were issued in 2003 and 2004 with 15-year and 20-year collateral with a current weighted average loan to value ratio of less than 50% for the portfolio. The Company expects the full payment of principal and because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

Equities and Mutual Funds

In the preceding table, the Company’s investments in this category consist of bank-issued common stocks. Commons stocks that were in a loss position for less than 12 months consist of five bank-issued common stocks, with a loss, on average, of 14.9% at June 30, 2009. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of impairment and, because the Company has the ability and intent to hold the investments until a recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent, to a certain degree, on the economy of this region. The U.S. and global economic environment has changed considerably from 2007. While the Company did not engage in subprime lending, the slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial services industry, bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in the banking and insurance industries. The economy remains in a weakened condition from quarter to quarter, and it does not appear likely that economic growth will rebound sharply in the coming months. This will further strain the financial condition of both households and businesses.

The Company proactively manages credit risk in its loan portfolio and employs a comprehensive loan review process.

Major classifications of loans at June 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	June 30, 2009	December 31, 2008
Real estate loans:
One-to-four family	$577,552	$508,097
Commercial real estate	902,666	787,748
Residential construction	9,952	6,055
Total real estate loans	1,490,170	1,301,900

Commercial business loans	331,732	320,640

Consumer loans:
Home equity loans and lines of credit	334,169	362,381
Auto loans	144,637	142,097
Other consumer loans	391,032	293,106
Total consumer loans	869,838	797,584
Total loans	2,691,740	2,420,124

Net deferred loan fees and costs	3,231	4,458
Allowance for loan losses	(43,235)	(36,905)
Loans, net	$2,651,736	$2,387,677

A large increase in loan categories occurred in consumer loans due to the purchase of 100% participation interest in government guaranteed student loans at a discount. These loans carry with them a greater than 95% guarantee of repayment as well as a return of excess interest in a declining interest rate environment.

The activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 and the twelve months ended December 31, 2008, is as follows:

(Dollars in thousands)
	June 30,		December 31, 2008
	2009	2008
Balance, beginning of year	$36,905	$23,341	$23,341
Provision for loan losses	10,100	2,600	18,901
Charge-offs	(4,163)	(3,721)	(5,963)
Recoveries	393	319	626
Balance, end of period	$43,235	$22,539	$36,905

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under “SFAS No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 5 and 15” and “SFAS No. 118, Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures – an amendment of FASB Statement No. 114.” A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. Impairment losses are included in the provision for loan losses. Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include personal loans and most residential mortgage loans, and are not included in the following data.

Components of Impaired Loans
(Dollars in thousands)
	June 30, 2009	December 31, 2008
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$28,861	$14,079
Impaired loans with no related allowance for loan losses calculated under SFAS No. 114	38,287	5,138
Total impaired loans	$67,148	$19,217

Valuation allowance related to impaired loans	$15,118	$8,707

Analysis of Impaired Loans
(Dollars in thousands)
	For the Six Months Ended June 30,
	2009	2008
Average impaired loans	$33,788	$5,939
Interest income recognized on impaired loans	185	—
Cash basis interest income recognized on impaired loans	24	—

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at June 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	June 30, 2009	December 31, 2008
Land	$15,793	$16,030
Bank premises	52,223	51,943
Furniture, fixtures and equipment	24,904	24,036
Leasehold improvements	10,676	10,629
Construction in progress	2,408	2,022
Total	106,004	104,660
Accumulated depreciation and amortization	(28,313)	(26,170)
Total	$77,691	$78,490

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc. (“CLA”) and FMS were accounted for in accordance with SFAS No. 142 “Goodwill and Intangibles Assets.” As required under SFAS No. 142, goodwill is not amortized but rather reviewed for impairment at least annually. The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible, which is amortized over an estimated useful life of ten years. As of June 30, 2009, the core deposit intangible net of accumulated amortization totaled $14.9 million. The other amortizing intangibles, which include customer lists, vary in estimated useful lives from two to thirteen years.

Goodwill and other intangibles at June 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31,2008	$111,462	$16,157	$7,828
Amortization	—	(1,287)	(495)
Balances at June 30, 2009	$111,462	$14,870	$7,333

	June 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(8,345)	$14,870	$23,215	$(7,058)	$16,157
Customer Relationships and other	10,251	(2,918)	7,333	10,251	(2,423)	7,828
Total	$33,466	$(11,263)	$22,203	$33,466	$(9,481)	$23,985

NOTE 8 – DEPOSITS

Deposits at June 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	June 30, 2009	December 31, 2008
Non-interest bearing deposits	$248,487	$226,382
Interest earning checking accounts	784,442	546,133
Money market accounts	617,279	534,012
Savings accounts	411,818	394,308
Time deposits	975,990	1,040,844
Total deposits	$3,038,016	$2,741,679

NOTE 9 – BORROWED FUNDS

Borrowed funds at June 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	June 30, 2009	December 31, 2008
Fed funds purchased	$—	$40,000
FHLB advances	174,750	174,750
Repurchase agreements	240,000	240,177
Federal Reserve overnight borrowings	—	96,250
Statutory trust debenture	25,290	25,282
Other	3,571	3,595
Total borrowed funds	$443,611	$580,054

The Company assumed FMS’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS on July 13, 2007. The Company’s debenture to the Trust as of June 30, 2009 was $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million. The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The trust preferred securities are redeemable by the Company anytime after June 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2009 and December 31, 2008, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2009 and December 31, 2008, the Bank is considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2009:
Tier 1 Capital (to average assets)	$429,574	10.87%	$118,500	3.00%	$197,500	5.00%
Tier 1 Capital (to risk weighted assets)	429,574	17.14%	100,300	4.00%	150,400	6.00%
Total Capital (to risk weighted assets)	461,091	18.40%	200,500	8.00%	250,700	10.00%

As of December 31, 2008:
Tier 1 Capital (to average assets)	$421,665	11.24%	$112,523	3.00%	$187,538	5.00%
Tier 1 Capital (to risk weighted assets)	421,665	17.78%	94,866	4.00%	142,300	6.00%
Total Capital (to risk weighted assets)	451,413	19.03%	189,733	8.00%	237,166	10.00%

NOTE 11 – INCOME TAXES

For the six months ended June 30, 2009, the Company recorded an income tax expense of $0.7 million, for an effective tax rate of 11.9%, compared to a tax expense of $6.2 million, for an effective tax rate of 28.9% for the same period in 2008. The decrease was due primarily to a decrease in income before income taxes of $15.5 million to $5.8 million for the six months ended June 30, 2009, from income before income taxes of $21.3 million for the six months ended June 30, 2008, as well as increases in tax exempt investments and projected increases in income tax credits related to affordable housing investments of $0.6 million for 2009 over 2008.

As of June 30, 2009, the Company had a recorded valuation allowance of $1.6 million relating to impaired assets primarily consisting of equity securities deemed to be other than temporarily impaired.

The Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax laws may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The initial adoption did not have a material impact on the Company’s financial condition and results of operations and cash flows. Currently, the Company believes no significant uncertain tax positions exist, whether individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit and no liability for uncertain tax positions is recognized in the unaudited interim consolidated financial statements. The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of operations. The Company’s income tax returns for the years 2005 through 2008 remain subject to examination by taxing authorities.

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. In 2008, the Company enhanced its 401(k) Plan and combined it with its ESOP to fund employer contributions.

The components of net pension cost are as follows:

(Dollars in thousands)
	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2009	2008	2009	2008

Service cost	$—	$555	$43	$57
Interest cost	932	1,091	374	376
Expected return on assets	(767)	(1,111)	—	—
Amortization of loss	195	24	3	29
Amortization of prior service cost	—	4	36	47
Curtailment gain	—	(7,289)	—
Amortization of transition obligation	—	—	41	41
Net periodic pension cost	$360	$(6,726)	$497	$550

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2009	2008	2009	2008

Service cost	$—	$1,194	$86	$114
Interest cost	1,863	2,318	748	751
Expected return on assets	(1,535)	(2,238)	—	—
Amortization of loss	391	71	7	58
Amortization of prior service cost	—	13	73	94
Curtailment gain	—	(7,289)	—	—
Amortization of transition obligation	—	—	81	82
Net periodic pension cost	$719	$(5,931)	$995	$1,099

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes.

NOTE 13 – EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN (“KSOP”)

In connection with the initial public offering, the Company implemented an ESOP, which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age. Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares. Shares in the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. The loan to the ESOP as of June 30, 2009 and June 30, 2008 was $28.9 million and $30.3 million, respectively. The Company accounts for the ESOP based on guidance from Statement of Position (“SOP”) 93-6 “Employer’s Accounting for Employee Stock Ownership Plans.” Shares are released to participants proportionately as the loan is repaid.

As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). All full time employees and certain part-time employees are eligible to participate in the KSOP if they meet certain criteria. Shares will be allocated and released based on the Company’s 401(k) Plan Document. While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP the Company makes basic contributions and matching contributions. The Company makes additional contributions on behalf of certain employees based on age and years of service. The Company may also make discretionary contributions under the KSOP. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the ESOP participants is contingent upon the repayment of a loan to the Company. The Company recorded an expense of approximately $0.7 million and $1.6 million for the three and six month periods ended June 30, 2009, respectively. Additionally, the Company recorded an expense of approximately $0.4 million and $0.8 million for the three and six month periods ended June 30, 2008, respectively.

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will, generally, vest at a rate of 20% over five years. As of June 30, 2009, no shares were fully vested or forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if certain specified performance requirements are met during a specific performance measurement period. The Company believes it is probable that the performance measurements will be met.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the stock awards for three and six months ended June 30, 2009 was $0.5 million and $0.9 million, respectively compared to $0.0 million for the three and six months ended June 30, 2008. The following table summarizes the non-vested stock award activity for the six months ended June 30, 2009. There was no activity for the three or six months ended June 30, 2008.

Summary of Non-vested Stock Award Activity	Number of Shares Granted	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2009	761,000	$11.86
Issued	136,500	8.35
Vested	—	—
Non-vested Stock Awards outstanding, June 30, 2009	897,500	$11.33

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2009, the Company granted 227,250 options. All options issued contain service conditions based on the participant’s continued service. The options generally become vested and exercisable at the rate of 20% a year over five years. For the three and six months ended June 30, 2009 the compensation expense for the options was $0.3 million and $0.6 million, respectively compared to $0.0 million for the three and six months ended June 30, 2008.

A summary of option activity as of June 30, 2009 and changes during the six-month period then ended is presented below. There were 5,000 options forfeited during the six months ended June 30, 2009.

	Number of Options	Weighted Exercise Price per Shares	Number of Options Exercisable

January 1, 2009	1,697,500	$11.86	—
Granted	227,250	8.35	—
Exercised	—	—	—
Forfeited	(5,000)	11.86	—
Expired	—	—	—
June 30, 2009	1,919,750	$11.45	—

The weighted average remaining contractual term was approximately 9.18 years for options outstanding as of June 30, 2009. No options were exercisable as of June 30, 2009.

The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2009 are as follows. There were no options granted during the six months ended June 30, 2008.

For the Six Months Ended June 30, 2009
Weighted average fair value of options granted	$2.94
Weighted average risk-free rate of return	2.38%
Weighted average expected option life in months	78
Weighted average expected volatility	29.77%
Expected dividends	$—

The expected volatility was determined using historical volatilities based on historical stock prices. The Company used the simplified method for determining the expected life for options as allowed under SEC Staff Accounting Bulletin 110. As of June 30, 2009, there was $5.3 million and $8.5 million of total unrecognized compensation cost related to options and non-vested stock awards, respectively, granted under the EIP. There was no unrecognized compensation cost as of June 30, 2008. The cost of the options and the restricted stock awards is expected to be recognized over a weighted average period of 4.2 years.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $277.0 million at June 30, 2009, as compared to $248.8 million as of December 31, 2008. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations and cashflows.

The Company is a member of the VISA Inc. (“VISA”). On October 3, 2007, VISA announced it had completed restructuring transactions in preparation for its initial public offering (“IPO”) expected to occur in the first quarter of 2008. As part of the restructuring, the Company’s indemnification obligation was modified to include only certain known litigation as of the date of restructuring. This modification triggered a requirement to fair value the indemnification obligation in accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company’s potential indemnification obligations based on its proportionate share of ownership in VISA is not material as of June 30, 2009 or December 31, 2008. The Company’s liability has been netted with the Company’s proportionate share of indemnification escrow which VISA set aside to cover litigation existing prior to its initial public offering. The Company’s net liability was $128 thousand and $179 thousand as of June 30, 2009 and December 31, 2008.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 FASB issued SFAS No. 168; “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) - a replacement of FASB Statement No. 162. (“SFAS 162”)” FASB Codification is the new source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Prior to codification, SFAS 162 “Hierarchy of Generally Accepted Accounting Principals” (SFAS 162) arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this statement replaces SFAS 162 to indicate this change to the GAAP hierarchy. Management will adopt SFAS 168 for the quarter ended September 30, 2009 and all subsequent periods.

In June 2009, FASB issued SFAS No. 167; Amendments to FIN . 46(R) which addresses certain provisions of FIN. 46 (revised December 2003) “Consolidation of Variable Interest Entities. This statement defines the primary beneficiary of variable interest entities as meeting the following two criteria 1) the power to direct the activities of variable interest entity that most significantly impact the entity’s economic performance 2) the obligation to absorb the losses or receive the benefits that could potentially be significant to the variable interest entity. This statement changes the current requirements which are based on a quantitative approach to a more qualitative approach. Additionally, the statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This statement is effective for periods beginning after November 15, 2009. The Company is currently reviewing the impact this statement will have on the two consolidated variable interest entities.

In June 2009, FASB issued SFAS 166 “Accounting for Transfers of Financial assets- an Amendment of FASB Statement No. 140.” This statement implements two primary changes. This statement eliminates the exceptions for special-purpose qualifying entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. This statement establishes conditions for reporting a transfer of a portion of a financial asset as a sale. This statement is effective for periods beginning after November 15, 2009. Management is reviewing the impact this statement may have on the consolidated financial statements.

In May 2009 FASB issued SFAS 165; “Subsequent Events” which establishes general standards of accounting disclosures of events that occur after the balance sheet date but before the date the financial statements are issued. This statement sets forth guidelines defining the period after the balance sheet date in which management should evaluate transactions for potential recognition or disclosure to the financial statements. Additionally the statement addresses circumstances which would cause an entity to recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures as subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This Statement is effective for interim or financial periods ending after June 15, 2009. This Statement would apply to both interim financial statements and annual financial statements. This statement does not have a material impact on the interim consolidated financial statements of the Company.

In April 2009, FASB issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Value and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability has significantly decreased. Under this guidance price quotes for assets and liabilities resulting from inactive markets may require adjustments. This FSP outlines possible factors to consider in determining if a market is inactive consisting of transactions that are not orderly. Additionally, valuations based on inactive transactions that are not orderly should not be given significant weighting in the valuation of assets. This FSP does not prescribe a methodology for making significant adjustments to quoted prices when estimating fair value. This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively. The Company did not early adopt this FSP. Adoption of this FSP did not have a material impact on interim consolidated financial statements.

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

This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively. Adoption of this FSP required additional disclosures but did not have a material impact to the interim consolidated financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FSP required additional disclosures but did not materially impact the consolidated financial statements. The disclosures required by this statement are contained in Note 17.

In September 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 08-6 “Equity Method Investment Accounting Considerations.” This EITF clarifies how to account for certain transactions involving equity method investments including recording the initial cost of the investment, contingent consideration, decrease in investment value, and change in level of ownership. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This FSP did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R) – “Employers Disclosures about Postretirement Benefit Plan Assets”. This FSP requires employers to disclose information about fair value measurements of plan assets that would be similar to the requirements of SFAS 157. This FSP requires disclosures about the plan assets of pension plans and other post retirement plans including investment allocations, fair value of plan assets, asset categories, fair value measurements and significant concentrations of risk. This FSP is effective for fiscal years ending after December 15, 2009.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”), which concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions of FSP No. EITF 03-6-1. The Company does not have participating securities under this FSP. The participants of the Equity Incentive Plan vest for dividends at the same rate that they vest for restricted shares. Any dividends paid to participants will be held in Trust until the participants vest for their shares. Upon vesting, shares and accumulated dividends will be released to the participants.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular form. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment to ARB No. 51” (“SFAS No. 160”). This Statement established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any noncontrolling equity investments rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. During the third quarter 2008, the Company determined that collateralized debt obligations have become less liquid and pricing has become less observable along with a currently inactive market. Consequently, the Company transferred $23.9 million, or 0.6% of total assets, previously valued at fair value to Level 3. The methodology for establishing valuations for these securities considered the pricing of similar securities issued during the period, and adjusted this pricing for credit quality, diversification of underlying collateral and recent cash flows on the Company’s holdings.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at June 30, 2009 are as follows:

(Dollars in thousands)
	Category Used for Fair Value Measurement As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale:
U.S. Government Sponsored Enterprise (“GSE”) and agency notes		$7,651		$7,651
GNMA guaranteed mortgage certificates		11,963		11,963
Collateralized mortgage obligations		138,008		138,008
Other mortgage-backed securities		665,530		665,530
Municipal and other bonds		134,978	$18,561	153,539
Equity securities	$9,427	—		9,427
Money market funds		78,887		78,887
Mutual funds		1,318		1,318
Certificates of deposit	292			292

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009.

Level 3 Investments Only (Dollars in thousands)	Year Ended June 30, 2009
Available- for-Sale Securities
Balance, January 1, 2009	$19,329
Total gains or losses realized/(unrealized):
Included in earnings
Included in other comprehensive income	(768)
Purchases, issuances and settlements
Transfers in and/or out of Level 3
Balance, June 30, 2009	$18,561

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands). A loan is impaired when, based on current information, the Company determines that it is probable the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans at June 30, 2009 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.

Assets measured at fair value on a nonrecurring basis are as follows:

		Category Used for Fair Value Measurement
	Balance at June 30, 2009	Level 1	Level 2	Level 3

Impaired loans	$67,148	$—	$—	$67,148

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using market observable market prices, however for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

	At June 30, 2009		At December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$42,226	$42,226	$44,380	$44,380
Investment securities	1,152,769	1,154,416	1,218,168	1,219,523
Loans (including loans held for sale measured at fair value of $37,276) - net	2,651,736	2,621,317	2,387,677	2,399,200

Liabilities:
Checking deposits	1,032,929	1,032,929	772,515	722,515
Money market and savings accounts	1,029,097	1,029,097	928,320	928,320
Time deposits	975,990	992,895	1,040,844	1,060,599
Borrowed funds	443,611	452,436	580,054	590,980

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments - The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The methodology for establishing valuations for collateralized debt obligations considered the pricing of a similar security issued during the period, and adjusted this pricing for credit quality, diversification of underlying collateral and recent cash flows on the Company’s holdings. The fair value of Federal Home Loan Bank stock is not determinable since there is no active market for the stock.

Loans Receivable - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under SFAS No. 157, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Checking and Money Market Deposits, Savings Accounts, and Time Deposits - The fair value of checking and money market deposits and savings accounts is the amount reported in the consolidated financial statements. The carrying amount of checking, savings and money market accounts is the amount that is payable on demand at the reporting date. The fair value of time deposits is generally based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Borrowed Funds - The fair value of borrowed funds is based on a present value estimate using rates currently offered. Under SFAS No. 157, the subordinated debenture was valued based on management’s estimate of similar trust preferred activity in the market.

Commitments to Extend Credit and Letters of Credit - The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2009 and December 31, 2008, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Subsequent Events – For the quarter ended June 30, 2009, the company adopted SFAS No. 165 “Subsequent Events.” SFAS No. 165 did not significantly change the subsequent events the entity reports either through recognition or disclosure. This guidance requires the Company to review for subsequent events through the date the interim or annual consolidated financial statements are issued. Management has evaluated for possible subsequent events through August 7, 2009 and concluded there are no subsequent events to report.

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

Critical Accounting Policies

Allowance for Loan Losses – The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are subject to significant change. The Company estimates that a 10 percent increase in the loss factors used on the loan portfolio would increase the allowance for loan losses at June 30, 2009 by approximately $2.8 million, of which $0.3 million would relate to consumer loans, $2.1 million to commercial loans and $0.4 million to residential mortgage loans. These sensitivity analyses do not represent management’s expectations of the increase in loss factors, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to change in key inputs. We believe the loss factors currently in use are appropriate in order to evaluate the allowance for loan losses at the balance sheet dates. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

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

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At June 30, 2009, intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.

Background and Overview

The Company is a community-based, diversified financial services company providing consumer and commercial banking services. Its principal subsidiary, Beneficial Bank (the “Bank”), has served individuals and businesses in the Delaware Valley area for more than 155 years. The Bank is the oldest and largest bank headquartered in Philadelphia, Pennsylvania with 68 offices in the greater Philadelphia and Southern New Jersey regions. During the second quarter of 2009, the Company consolidated four branches. Each of the affected offices has another Beneficial branch within at least a 1.4 mile radius. Additionally, during the third quarter of 2009, the Bank plans to relocate one branch to a new building in New Jersey. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased $183.8 million, or 4.6%, to $4.2 billion at June 30, 2009 from $4.0 billion at December 31, 2008. The increase in total assets was primarily due to increases in net loans outstanding of $264.1 million, partially offset by a decrease of $65.4 million in investment securities, a decrease in cash and cash equivalents of $2.2 million and a decrease in bank premises and equipment of $0.8 million for the six months ended June 30, 2009. Total deposits increased $296.3 million, or 10.8%, to $3.0 billion at June 30, 2009 compared to $2.7 billion at December 31, 2008. The largest contributor to this increase was growth in core deposits of $352.0 million to $2.0 billion at June 30, 2009 from $1.7 billion at December 31, 2008. Interest bearing deposits increased $274.2 million, or 10.9%, to $2.8 billion from $2.5 billion at December 31, 2008 and non-interest bearing deposits increased $22.1 million to $248.5 million from $226.4 million at December 31, 2008. Stockholders’ equity increased $9.7 million, or 1.6%, to $620.2 million at June 30, 2009 compared to $610.5 million at December 31, 2008. The increase in stockholders’ equity resulted primarily from earnings for the six months ended June 30, 2009 and a rise in accumulated other comprehensive income of $4.4 million related to an increase in unrealized gains in available-for-sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

General – The Company recorded a net loss of $0.05 million, or $0.00 per share, for the three months ended June 30, 2009, compared to net income of $9.1 million, or $0.11 per share, for the same period in 2008. The net loss was primarily the result of continued recessionary economic conditions during the three months ended June 30, 2009

The slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial services industry, the bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in the banking and insurance industries intended to maintain orderly markets. It does not appear likely that economic growth will rebound sharply in the coming months, which will further strain the financial condition of both households and businesses.

Net Interest Income – The Company’s net interest income increased $2.4 million, or 8.4%, to $30.4 million for the three months ended June 30, 2009 from $28.1 million for the same period in 2008. Total interest income decreased $0.9 million to $47.0 million for the three months ended June 30, 2009 from $47.9 million for the same period in 2008. This was due to an increase in average interest earning assets of $0.4 billion to $3.8 billion for the three months ended June 30, 2009 from $3.4 billion for the same period in 2008 and a decrease in the average yield on interest earning assets of 65 basis points to 5.00% for the three months ended June 30, 2009 compared to 5.65% for the same period in 2008. Total interest expense decreased $3.3 million to $16.5 million for the three months ended June 30, 2009 from $19.8 million for the same period in 2008. This was due to a decrease in average savings accounts of $11.1 million and a decrease in time deposits of $51.4 million for the three months ended June 30, 2009. The resulting cost on interest bearing deposits decreased 80 basis points from 2.53% for the three months ended June 30, 2008 to 1.73% for the three months ended June 30, 2009.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $7.1 million during the three months ended June 30, 2009, an increase from a provision of $2.3 million recorded for the same three-month period in 2008. The allowance for loan losses at June 30, 2009 totaled $43.2 million, or 1.60% of total loans outstanding, compared to $22.5 million, or 1.00% of total loans outstanding, at June 30, 2008. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $0.2 million, or 3.5%, to $6.1 million for the three months ended June 30, 2009, compared to $5.9 million for the same period in 2008. The increase in non-interest income was primarily due to an increase in gains on sale of investment securities available for sale, net of an impairment charge on securities available for sale recorded during the three months ended June 30, 2008. This impairment charge was a result of the weakened condition of the market for the common stocks of financial institutions and the evaluation of the near term prospects of the issuers in relation to the severity of the decline. As a result, the Company recorded a charge related to the value of common equity securities of various financial services companies that were deemed to be other-than-temporarily-impaired of $0.5 million during the three months ended June 30, 2008. No impairment charge was recorded during the three months ended June 30, 2009. Insurance commission income decreased during the three months ended June 30, 2009 to $1.7 million compared to $1.9 million during the same three months of 2008. This decrease was primarily a result of changes with carriers and the overall economic environment.

Non-interest Expense – Non-interest expense increased $11.1 million, or 59.6%, to $29.8 million during the three months ended June 30, 2009 compared to $18.6 million during the same period in 2008. The increase was primarily due to an increase in salaries and employee benefits of $8.1 million, including (i) a pension curtailment gain recorded for the three months ended June 30, 2008 of $7.3 million and (ii) an increase in FDIC deposit insurance expense of $2.4 million, which included a special assessment expense of $1.9 million, during the three months ended June 30, 2009. Amortization of intangibles expense decreased $0.7 million, to $0.9 million for the three months ended June 30, 2009 from $1.7 million during the same period in 2008. The core deposit intangible is being amortized on an accelerated basis resulting in a decrease in amortization expense. Additionally, other intangibles related to the acquisition of Paul Hertel & Co., Inc. were fully amortized in the first quarter of 2009.

Income Taxes – Income tax benefit totaled $0.2 million for the three months ended June 30, 2009, reflecting an effective tax rate of 82.9%, compared to income tax expense of $4.0 million, reflecting an effective tax rate of 30.3%, for the same period in 2008. The decrease was primarily due to a decrease in income before income taxes of $13.3 million to a loss of $0.3 million for the three months ended June 30, 2009 compared to a gain of $13.1 for the same three-month period in 2008.

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

The following table summarizes average balances and average yields and costs for the three-month periods ended June 30, 2009 and 2008.

(Dollars in thousands)
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-bearing demand deposits	$162	$2	4.94%	$4,049	$12	1.19%
Loans	2,618,588	33,921	5.18	2,200,448	32,698	5.94
Investment securities	120,007	1,139	3.80	193,015	2,350	4.87
Mortgage-backed securities	794,252	10,059	5.07	771,007	10,342	5.37
Collateralized mortgage obligations	149,865	1,702	4.54	189,853	2,322	4.89
Other interest-earning assets	74,835	137	0.73	28,364	146	2.06
Total interest-earning assets	3,757,709	46,960	5.00	3,386,736	47,870	5.65

Non-interest earning assets	358,882	—		348,878	—
Total assets	$4,116,591	$46,960		$3,735,614	$47,870

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$741,285	$2,113	1.14	$424,540	$1,235	1.16
Money market accounts	599,439	2,152	1.44	482,962	2,960	2.45
Savings accounts	401,818	551	0.55	412,933	704	0.68
Time deposits	991,939	7,037	2.84	1,043,340	10,082	3.87
Total interest-bearing deposits	2,734,481	11,853	1.73	2,363,775	14,981	2.53

Federal Home Loan Bank advances	174,793	1,766	4.04	202,124	2,161	4.28
Repurchase agreements	240,000	2,663	4.44	215,427	2,341	4.35
Statutory Trust Debentures	25,288	215	3.40	25,270	290	4.59
Other borrowings	4,193	47	4.48	7,202	40	2.22
Total interest-bearing liabilities	3,178,755	16,544	2.08	2,813,798	19,813	2.82

Non-interest-bearing deposits	271,985	—		257,843	—
Other non-interest-bearing liabilities	45,701	—		51,422	—
Total liabilities	3,496,441	16,544		3,123,063	19,813

Total stockholders’ equity	620,150			612,547
Total liabilities and stockholders’ equity	$4,116,591			$3,735,610

Net interest income		$30,416			$28,057

Interest rate spread			2.92%			2.85%

Net interest margin			3.24%			3.31%
Average interest-earning assets to average interest-bearing liabilities			118.21%			120.36%

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

          General – The Company recorded net income of $5.1 million, or $0.07 per share, for the six months ended June 30, 2009 compared to net income of $15.2 million, or $0.19 per share, for the comparable period in 2008. During the second quarter of 2008, the Company recorded a non-recurring curtailment gain related to pension plan modifications. The pre-tax impact of this curtailment gain was $7.3 million.

          Net Interest Income – For the six months ended June 30, 2009 net interest income increased $4.7 million, or 8.6%, to $59.9 million. This increase was due primarily to an increase in interest and fees on loans and a decrease in interest expense related to time deposits. The net interest margin was 3.23% for the six months ended June 30, 2009, an 8 basis point decrease from the same period in 2008.

          Provision for Loan Losses – Net charge-offs during the six months ended June 30, 2009 were $3.8 million, or 0.15% of average loans outstanding, compared to the $3.4 million, or 0.16% of average loans outstanding, as reported for the six-month period ended June 30, 2008. Net charge-offs during the six months ended June 30, 2009 included the charge-off of several loans to one borrower during the first quarter of 2009 totaling $1.5 million.

          The provision for loan losses was $10.1 million for the six months ended June 30, 2009, compared to $2.6 million for the same period in 2008. The change in the provision for loan losses in the 2009 period compared to the same period in 2008 was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

          Non-interest Income – Non-interest income increased $0.9 million, or 6.7%, to $14.2 million for the six months ended June 30, 2009 compared to $13.3 million for the same period in 2008. The increase in non-interest income was due to an increase in net gain on the sale of investment securities available for sale of $3.1 million, partially offset by a decline in insurance commission and related income of $0.7 million and a decline in service charges and other income of $1.6 million for six month period ended June 30, 2009 from the same period in 2008.

          Non-interest Expense – Non-interest expense increased $13.7 million, or 30.7%, to $58.2 million for the six months ended June 30, 2009 from $44.5 million during the same period in 2008. The increase was primarily due to increases in salaries and employee benefits of $2.1 million and an expense related to the FDIC deposit insurance assessments during the quarter ended June 30, 2009 of $2.9 million, in addition to a pension curtailment gain of $7.3 million recorded during the six months ended June 30, 2008.

          Income Taxes – Income tax expense was $0.7 million for the six months ended June 30, 2009, reflecting an effective tax rate of 11.9% compared to an expense of $6.2 million for the same period in 2008, reflecting an effective tax rate of 28.9%. The decrease was due primarily to a decrease in income before income taxes of $15.5 million to $5.8 million for the six months ended June 30, 2009, which resulted from a pension curtailment gain of $7.3 million during the six months ended June 30, 2008.

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

The following table summarizes average balances and average yields and costs for the six-month periods ended June 30, 2009 and 2008.

(Dollars in thousands)	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
Assets:
Interest-bearing demand deposits	$178	$5	5.62%	$5,107	$24	0.94%
Loans	2,539,777	67,278	5.30	2,163,551	65,193	6.03
Investment securities	114,186	2,227	3.90	237,383	6,876	5.77
Mortgage-backed securities	826,032	21,246	5.14	693,496	18,634	5.37
Collateralized mortgage obligations	160,521	3,542	4.41	197,460	4,878	4.94
Other interest-earning assets	67,184	190	0.57	38,095	507	2.66
Total interest-earning assets	3,707,878	94,488	5.10	3,335,092	96,112	5.76

Non-interest earning assets	354,923	—		370,908	—
Total assets	$4,062,801	$94,488	4.65	$3,706,000	$96,112

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$680,733	4,096	1.20	$407,299	2,521	1.24
Money market accounts	577,774	5,019	1.74	457,301	6,066	2.65
Savings accounts	396,636	1,135	0.57	411,078	1,355	0.66
Time deposits	1,009,375	14,984	2.97	1,045,183	21,228	4.06
Total interest-bearing deposits	2,664,518	25,234	1.89	2,320,861	31,170	2.69

Federal Home Loan Bank advances	174,840	3,496	4.00	204,596	4,512	4.41
Repurchase agreements	240,000	5,299	4.42	203,390	4,488	4.41
FHLB overnight borrowings	—	—	—	97	1	2.06
Statutory Trust Debentures	25,286	413	3.27	25,268	702	5.55
Other borrowings	27,823	151	1.09	5,247	63	2.41
Total interest-bearing liabilities	3,132,467	34,593	2.21	2,759,459	40,936	2.97

Non-interest-bearing deposits	264,939	—		253,190	—
Other non-interest-bearing liabilities	50,037	—		74,682	—
Total liabilities	3,447,443	34,593		3,087,331	40,936

Total stockholders’ equity	615,358			618,669
Total liabilities and stockholders’ equity	$4,062,801			$3,706,000

Net interest income		$59,895			$55,176

Interest rate spread			2.89%			2.80%

Net interest margin			3.23%			3.31%

Average interest-earning assets to average interest-bearing liabilities			118.37%			120.86%

Asset Quality

The Company does not engage in subprime lending and investment activities, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. At June 30, 2009, the Company’s investment in pooled trust preferred collateralized debt obligations included three securities, each of which are the most senior tranches, with a total book value of $23.3 million and an estimated fair value of $18.6 million. These securities are backed by trust preferred capital securities issued by banks. The senior tranches of collateralized debt obligations generally are protected from defaults by over-collateralization.

Nonperforming loans totaled $80.5 million, or 1.92% of total assets, at June 30, 2009, compared to $38.0 million, or 0.95% of total assets at, December 31, 2008. Net charge-offs during the six-month period ended June 30, 2009 were $3.8 million, compared to $3.4 million during the six months ended June 30, 2008. The allowance for loan losses at June 30, 2009 totaled $43.2 million, or 1.60%, of total loans outstanding, compared to $22.5 million, or 1.00% of total loans outstanding, at June 30, 2008.

Net charge-offs during the six months ended June 30, 2009 included the charge-off of several loans to a single borrower totaling $1.5 million. The full outstanding balance of these loans was reserved for in the fourth quarter of 2008. The Bank recorded a provision for loan losses of $10.1 million during the six months ended June 30, 2009, compared to a provision of $2.6 million for the six months ended June 30, 2008. The provision for the six months ended June 30, 2009 included $6.2 million related to specific commercial loans with the remainder related to the ongoing evaluation of risk factors applied to the loan portfolio, reflecting the continued weakness in the economic environment during the six months ended June 30, 2009. Non-performing loans are evaluated under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15” and are included in the determination of the allowance for loan losses.

Real estate owned decreased $0.6 million during the six months ended June 30, 2009 to $7.3 million from $7.9 million at June 30, 2008.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At June 30, 2009, the Company did not feel that its future levels of principal repayments will be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $42.2 million. In addition, at June 30, 2009, our borrowing capacity with the Federal Home Loan Bank of Pittsburgh (the “FHLB”) was $1.5 billion. On June 30, 2009, we had $174.8 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2009, we had $277.0 million in loan commitments outstanding, which consisted of $40.8 million and $36.8 million in commercial and consumer commitments to fund loans, respectively, $121.8 million in commercial and consumer unused lines of credit, and $26.1 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2009 totaled $846.7 million, or 86.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.

The following table presents certain of our contractual obligations at June 30, 2009:

(Dollars in thousands)
		Payments due by period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Commitments to fund loans	$77,575	$77,575	$—	$—	$—
Unused lines of credit	173,348	121,788	—	—	51,560
Standby letters of credit	26,073	26,073	—	—	—
Operating lease obligations	25,007	5,057	6,173	3,254	10,523
Total	$302,003	$230,493	$6,173	$3,254	$62,083

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. We may use capital management tools such as cash dividends and common share repurchases. As of June 30, 2009, the Company had repurchased 283,204 shares of its common stock. Repurchased shares are held in treasury.

Credit Risk Management – Credit risk represents the possibility that a customer or issuer may not perform in accordance with contractual terms either on a loan or security. Credit risk is inherent in the business of community banking. The risk arises from extending credit to customers and purchasing securities. As of June 30, 2009 approximately 87.0% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2009, approximately 6.2% of the investment portfolio is rated below AA but rated investment grade by Moody’s and/or S&P, approximately 0.7% of the investment portfolio is rated below investment grade by Moody’s and/or S&P and approximately 6.1% of the investment portfolio is not rated. Securities not rated consist primarily of short-term municipal anticipation notes, equity securities, mutual funds and bank certificates of deposit. In order to mitigate the risk related to the Company’s loan portfolio, the Company conducts a rigorous loan review process.

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

For the period ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2009. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2009:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$136,114	$139,586	$143,372
% change	(2.49%)		2.71%

Net Income at Risk:
Net income	$29,935	$32,258	$34,751
% change	(7.20%)		7.73%

Economic Value at Risk:
Equity	$601,918	$658,346	$606,423
% change	(8.57%)		(7.89%)

As of June 30, 2009, based on the scenarios above, net interest income and net income would be adversely affected over a one-year time horizon in a declining rate environment.

The net interest income at risk results indicate a slightly asset sensitive profile, which provides net interest margin benefits in rising rate scenarios. The economic value at risk remains limited in magnitude and indicates a potential moderate exposure in both a rising and declining rate environment.

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

As of June 30, 2009, our results indicate that we are well positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Item 1A.       Risk Factors

As of June 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2009	—	—	—	—
May 1-31, 2009	71,300	$8.80	71,300	1,752,284
June 1-30, 2009	—	—	—	—

(1)
On September 22, 2008, the Company announced that, on September 18, 2008, its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 1,823,584 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (the “Meeting”) held on May 20, 2009, all the nominees for director proposed by the Company were elected. The votes cast for each nominee were as follows:
	FOR	WITHHELD

Nominees for a Three-Year Term:

Elizabeth H. Gemmill	78,340,937	1,258,581
Thomas F. Hayes	76,648,642	2,950,876
Joseph J. McLaughlin	73,118,291	6,481,227

Also at the Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year ending December 31, 2009. The votes cast were as follows:

FOR	AGAINST	ABSTAIN
79,088,436	410,782	100,300

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

	3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)

	4.0	Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

	10.1	Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan* (3)

	10.2	Beneficial Mutual Bancorp, Inc. 2008 Management Incentive Plan*

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.0	Section 1350 Certification
                      _______________________________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)
Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

(2)	Incorporated herein by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009.
(3)	Incorporated herein by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 7, 2009	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2009	By:	/s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and
Chief Financial Officer
(principal financial officer)