Form 10-Q
period 2009-09-30
Beneficial Mutual Bancorp Inc
filed 2009-11-06
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

As of November 6, 2009, there were 81,853,553 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,060,778 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION
Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)
	September 30, 2009	December 31, 2008
ASSETS
Cash and Cash Equivalents
Cash and due from banks	$147,975	$44,380
Interest-bearing deposits at other banks	423	9
Total cash and cash equivalents	148,398	44,389
Investment Securities:
Available-for-sale (amortized cost of $1,129,149 at September 30, 2009 and $1,095,232 at December 31, 2008)	1,165,253	1,114,086
Held-to-maturity (estimated fair value of $54,479 at September 30, 2009 and $77,369 at December 31, 2008)	52,176	76,014
Federal Home Loan Bank stock, at cost	28,068	28,068
Total investment securities	1,245,497	1,218,168

Loans	2,750,949	2,424,582
Allowance for loan losses	(42,742)	(36,905)
Net loans	2,708,207	2,387,677

Accrued Interest Receivable	19,264	17,543

Bank premises and equipment, net	77,402	78,490
Other Assets:
Goodwill	110,486	111,462
Bank owned life insurance	31,971	30,850
Other intangibles	21,311	23,985
Other assets	82,531	89,486
Total other assets	246,299	255,783
Total Assets	$4,445,067	$4,002,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$230,856	$226,382
Interest-bearing deposits	3,051,369	2,515,297
Total deposits	3,282,225	2,741,679
Borrowed funds	443,616	580,054
Other liabilities	83,957	69,777
Total liabilities	3,809,798	3,391,510
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of September 30, 2009 or December 31, 2008	-	-
Common Stock - $.01 par value; 300,000,000 shares authorized, 82,264,457 shares issued and outstanding as of September 30, 2009 and December 31, 2008	823	823
Additional paid-in capital	344,663	342,420
Unearned common stock held by the employee savings and stock ownership plan	(26,385)	(28,510)
Retained earnings (partially restricted)	307,004	296,106
Accumulated other comprehensive income (loss)	12,760	(299)
Treasury stock, at cost, 410,904 shares at September 30, 2009 and 0 shares at December 31, 2008	(3,596)	-
Total stockholders’ equity	635,269	610,540
Total Liabilities and Stockholders’ Equity	$4,445,067	$4,002,050

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$36,244	$33,564	$103,522	$98,756
Interest on federal funds sold	-	14	2	522
Interest and dividends on investment securities:
Taxable	11,293	14,074	37,294	43,751
Tax-exempt	902	428	2,108	1,164
Total interest income	48,439	48,080	142,926	144,193
INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	2,319	1,410	6,415	3,931
Money market and savings deposits	2,515	3,856	8,669	11,277
Time deposits	6,176	8,748	21,160	29,976
Total	11,010	14,014	36,244	45,184
Interest on borrowed funds	4,749	4,975	14,108	14,741
Total interest expense	15,759	18,989	50,352	59,925

Net interest income	32,680	29,091	92,574	84,268

Provision for Loan Losses	2,000	3,191	12,100	5,791

Net interest income after provision for loan losses	30,680	25,900	80,474	78,477
Non-interest Income
Insurance commission and related income	1,818	2,738	6,281	7,879
Service charges and other income	3,456	3,827	10,217	12,157
Impairment charge on securities available for sale	(195)	(264)	(1,425)	(737)
Net gain on sale of investment securities available for sale	1,383	159	5,548	430
Total non-interest income	6,462	6,460	20,621	19,729
Non-interest Expense
Salaries and employee benefits	14,583	13,933	42,865	40,083
Pension curtailment gain	-	-	-	(7,289)
Occupancy expense	2,970	3,070	9,072	8,827
Depreciation, amortization and maintenance	2,277	2,096	6,724	6,118
Advertising	1,138	1,220	4,124	3,545
Intangible amortization expense	892	906	2,674	4,306
Impairment of goodwill	976	-	976	-
Other	7,686	5,414	22,275	15,582

Total non-interest expense	30,522	26,639	88,710	71,172

Income before income taxes	6,620	5,721	12,385	27,034

Income Tax Expense	800	1,400	1,487	7,550

Net Income	$5,820	$4,321	$10,898	$19,484

Earnings per Share – Basic	$0.07	$0.05	$0.14	$0.25
Earnings per Share – Diluted	$0.07	$0.05	$0.14	$0.25

Average common shares outstanding - Basic	77,651,098	78,566,856	77,695,061	79,010,679
Average common shares outstanding – Diluted	77,675,526	78,573,633	77,707,151	79,010,679

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements Changes of Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BEGINNING BALANCE, JANUARY 1, 2008	82,264,457	$823	$360,126	$(30,635)	$291,360		$(1,877)	$619,797

Net Income					19,484			19,484	$19,484
ESOP shares committed to be released			165	1,622				1,787
Stock option expense			243					243
Restricted stock shares			276					276
Funding of restricted stock awards			(17,061)					(17,061)
Other			16					16
Net unrealized loss on available-for-sale securities arising during the quarter (net of deferred tax of $6,815)							(12,656)	(12,656)	(12,656)
Reclassification adjustment for net gains included in net income (net of tax of $150)							(279)	(279)	(279)
Reclassification adjustment for other-than-temporary-impairment (net of tax benefit of $258)							479	479	479
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $592)							(1,099)	(1,099)	(1,099)
Immediate recognition of prior service cost and unrealized gain loss due to curtailments (net of deferred tax of $4,175)							7,753	7,753	7,753
Total other comprehensive loss									(5,802)
Comprehensive income									$13,682
Adoption of ASC Topic 715					(11,800)			(11,800)
BALANCE, SEPTEMBER 30, 2008	82,264,457	$823	$343,765	$(29,013)	$299,044		$(7,679)	$606,940

BEGINNING BALANCE, JANUARY 1, 2009	82,264,457	$823	$342,420	$(28,510)	$296,106		$(299)	$610,540

Net Income					10,898			10,898	$10,898
KSOP shares committed to be released			(93)	2,125				2,032
Stock option expense			942					942
Restricted stock shares			1,394					1,394
Purchase of treasury stock						(3,596)		(3,596)
Net unrealized gain on available-for-sale securities arising during the year (net of deferred tax of $7,481)							13,893	13,893	13,893
Reclassification adjustment for net gains on available-for-sale securities included in net income (net of tax of $1,942)							(3,606)	(3,606)	(3,606)
Reclassification adjustment for other-than-temporary-impairment (net of tax benefit of $499)							926	926	926
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $822)							1,846	1,846	1,846

Total other comprehensive income									13,059
Comprehensive income									$23,957
BALANCE, SEPTEMBER 30, 2009	82,264,457	$823	$344,663	$(26,385)	$307,004	$(3,596)	$12,760	$635,269

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$10,898	$19,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,100	5,791
Depreciation and amortization	4,559	4,169
Intangible amortization	2,674	4,306
Net gain on sale of investments	(5,548)	(430)
Impairment of investments	1,425	737
Pension curtailments	-	(7,289)
Accretion of discount on investments	(1,621)	(3,338)
Amortization of premium on investments	374	261
Deferred income taxes	(2,206)	(2,207)
Net loss from sales of premises and equipment	15	(12)
Impairment of other real estate owned	528	-
Impairment of goodwill	976	-
Amortization of KSOP	2,032	-
Increase in bank owned life insurance	(1,121)	(1,076)
Stock based compensation expense	2,336	2,306
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	(1,721)	583
Accrued interest payable	(1,218)	(766)
Income taxes payable	(2,314)	1,072
Other liabilities	18,080	4,281
Other assets	6,347	(22,717)
Net cash provided by operating activities	46,595	5,155

INVESTING ACTIVITIES:
Loans originated or acquired	(780,449)	(629,152)
Principal repayment on loans	409,319	422,148
Purchases of investment securities available for sale	(422,083)	(397,303)
Net (purchases) sales in money market fund	(7,067)	295
Proceeds from sales and maturities of investment securities available for sale	400,719	304,888
Proceeds from maturities, calls or repayments of investment securities held to maturity	23,721	27,460
Proceeds from sales of loans	37,272	-
Purchase of Federal Home Loan Bank stock	-	(9,058)
Proceeds from sale of other real estate owned	636	888
Purchases of premises and equipment	(5,194)	(3,759)
Proceeds from sale of premises and equipment	28	33
Proceeds from other investing activities	-	201
Net cash used in investing activities	(343,098)	(283,359)

FINANCING ACTIVITIES:
Net increase (decrease) in borrowed funds	(136,438)	128,774
Net increase in checking, savings and demand accounts	618,060	201,290
Net decrease in time deposits	(77,514)	(31,300)
Purchase of restricted stock	-	(17,061)
Purchase of treasury stock	(3,596)	-
Net cash provided by financing activities	400,512	281,703

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,009	3,499

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,389	58,327

CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,398	$61,826

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$37,449	$60,747
Cash payments for income taxes	6,771	4,972
Transfers of loans to other real estate owned	1,228	722
Transfers of bank branches to other real estate owned	1,667	2,800

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 27, 2009.  The results for the three or nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and two variable interest entities (“VIEs”) where the Company is the primary beneficiary.  Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  (i) Beneficial Advisors, LLC, which offers non-deposit investment products and services, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  All significant intercompany accounts and transactions have been eliminated.  In addition, two VIEs are consolidated in the financial statements.  The Company monitors revenue from the various services and products offered.  The various services and products support each other and are interrelated.  Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.  Accordingly, the various financial services and products offered are aggregated into one reportable operating segment:  community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 720 for Segment Reporting.

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

FASB Accounting Standards Codification

In June 2009, the FASB confirmed that FASB ASC would become the single official source of GAAP (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC.  The literature is considered non-authoritative.  The FASB ASC is effective for interim and annual periods ending on or after September 15, 2009.  Therefore, we have changed the way specific accounting standards are referenced in our unaudited interim consolidated financial statements.

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank, which was merged with and into the Bank.  Following the consummation of the merger and public offering, the Company had a total of 82,264,457 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,682 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC (the “MHC”), the Company’s parent mutual holding company.  In the event the Company pays dividends to its stockholders, it will also be required to pay dividends to the MHC, unless the MHC receives regulatory approval to waive the receipt of dividends.  The Company is authorized to issue a total of four hundred million shares, of which three hundred million shares shall be common stock, par value $0.01 per share, and of which one hundred million shares shall be preferred stock, par value $0.01 per share.  Each share of the Company’s common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

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

NOTE 3 – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2009 and 2008. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares.  See Note 14 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted earnings per share:
Net income	$5,820	$4,321	$10,898	$19,484
Basic average common shares outstanding	77,651,098	78,566,856	77,695,061	79,010,679
Effect of dilutive securities	24,428	6,777	12,090	-
Dilutive average shares outstanding	77,675,526	78,573,633	77,707,151	79,010,679
Net earnings per share:
Basic	$0.07	$0.05	$0.14	$0.25
Diluted	$0.07	$0.05	$0.14	$0.25

For the three months ended September 30, 2009, there were 1,922,750 outstanding options that were anti-dilutive and no restricted stock grants that were anti-dilutive.  For the nine months ended September 30, 2009 there were 1,922,750 outstanding options that were anti-dilutive and 699,000 restricted stock grants that were anti-dilutive for the earnings per share calculation.  For the three months ended September 30, 2008, there were 1,697,500 outstanding options that were anti-dilutive and no restricted stock shares were anti-dilutive.  For the nine months ended September 30, 2008, there were 1,697,500 outstanding options that were anti-dilutive and 761,000 restricted stock grants that were anti-dilutive for the earnings per share calculation.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2009 and December 31, 2008 are as follows.

Investment securities available for sale are summarized in the following table:

(Dollars in thousands)
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,696	$2,069	$37	$9,728
U.S. Government Sponsored Enterprise ("GSE")
and Agency Notes	55,678	475	-	56,153
GNMA guaranteed mortgage certificates	10,877	185	-	11,062
Collateralized mortgage obligations	151,552	1,975	614	152,913
Other mortgage-backed securities	707,183	32,489	-	739,672
Municipal bonds	149,794	2,975	-	152,769
Pooled trust preferred securities	23,250	-	3,690	19,560
Corporate bonds	-	-	-	-
Foreign bonds	500	-	-	500
Money market fund	22,620	276		22,896
Total	$1,129,150	$40,444	$4,341	$1,165,253

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,638	$108	$-	$7,746
U.S. Government Sponsored Enterprise
and Agency Notes	8,687	17	5	8,699
GNMA guaranteed mortgage certificates	12,796	3	294	12,505
Collateralized mortgage obligations	177,300	1,222	2,149	176,373
Other mortgage-backed securities	767,978	25,342	40	793,280
Municipal bonds	79,542	797	363	79,976
Pooled trust preferred securities	25,113	-	5,785	19,328
Corporate bonds	125	-	-	125
Foreign bonds	500	1	-	501
Money market fund	15,553	-	-	15,553
Total	$1,095,232	$27,490	$8,636	$1,114,086

Investment securities held to maturity are summarized in the following table:

 (Dollars in thousands)
	September 30, 2009

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE and agency notes	$-	$-	$-	$-
GNMA guaranteed mortgage certificates	696	-	26	670
Other mortgage-backed securities	51,480	2,330	1	53,809
Total	$52,176	$2,330	$27	$54,479

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE and agency notes	$7,500	$47	$-	$7,547
GNMA guaranteed mortgage certificates	728	-	29	699
Other mortgage-backed securities	67,786	1,378	41	69,123
Total	$76,014	$1,425	$70	$77,369

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments – Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In accordance with accounting guidance for equity securities, the Company evaluates its securities portfolio for other-than-temporary impairment throughout the year. Each investment, which has an estimated fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary:  (1) the length of time and the extent to which the fair value has been less than book value, (2) the financial condition and the near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Among the other factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity position of the Company.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Accounting guidance for debt securities requires the Company to assess whether the loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The difference between the fair market value and the credit loss is recognized in other comprehensive income.

Upon adoption of accounting guidance for debt instruments issued in April of 2009 effective on June 30, 2009, which was subsequently incorporated into FASB ASC Topic 320 for Investments – Debt and Equity Securities, a cumulative effect adjustment should be made to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more likely than not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the guidance is adopted. The cumulative effect adjustment should include the related tax effects.

As there were no impairments taken on the Company’s debt securities as of December 31, 2008 and March 31, 2009, no cumulative adjustment to retained earnings was recorded.

At September 30, 2009, the Company had five common equity securities with an unrealized loss, on average, of 16.6%, all of which it intends to sell.  Therefore, the Company deems these securities to be other than temporarily impaired.  The Company recognized an other-than-temporary impairment charge for these securities of $0.2 million during the three months ended September 30, 2009.  For the nine months ended September 30, 2009, the Company recognized other-than-temporary impairments on equity securities of $1.4 million in connection with these securities.

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

(Dollars in thousands)
	September 30, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and agency notes	$1,342	$-	$-	$-	$1,342	$-
Mortgage-backed securities	584	1	670	26	1,254	27
Municipal bonds	1,154	-	500	-	1,654	-
Pooled trust preferred securities	-	-	19,560	3,690	19,560	3,690
Corporate bonds	-	-	-	-	-	-
Foreign bonds	500	-	-	-	500	-
Collateralized mortgage obligations	41,838	377	23,666	237	65,504	614
Subtotal, debt securities	45,418	378	44,396	3,953	89,814	4,331
Equity securities	250	37	-	-	250	37
Mutual funds	-	-	-	-	-	-
Total temporarily impaired securities	$45,668	$415	$44,396	$3,953	$90,064	$4,368

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$522	$5	$-	$-	$522	$5
Mortgage-backed securities	33,551	375	699	29	34,250	405
Municipal bonds	7,524	361	330	2	7,854	363
Pooled trust preferred securities	15,816	5,534	3,513	251	19,329	5,785
Corporate bonds	125	-	-	-	125	-
Foreign bonds	-	-	-	-	-	-
Collateralized mortgage obligations	78,951	1,367	55,768	782	134,719	2,149
Subtotal, debt securities	$136,489	$7,642	$60,310	$1,064	$196,799	$8,706
Equity securities	-	-	-	-	-	-
Mutual funds	-	-	-	-	-	-
Total temporarily impaired securities	$136,489	$7,642	$60,310	$1,064	$196,799	$8,706

When evaluating for impairment, the Company’s management considers the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, the likelihood of recovering the Company’s investment and other available information to determine the nature of the decline in market value of the securities.  The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available-for-sale and held-to-maturity portfolio were not other than temporarily impaired.

United States Government Sponsored Enterprise and Agency Notes

The Company’s investments in the preceding table in United States GSE and agency notes consist of a debt obligation of Fannie Mae which is currently under the conservatorship of the Federal Housing Finance Agency (“FHFA”) and a government guaranteed debt obligation of the Department of Housing and Urban Development (“HUD”).  The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Mortgage-Backed Securities

The Company’s investments in the preceding table in mortgage-backed securities consist of a GSE mortgage-backed security and government agency mortgage-backed securities.  The unrealized losses are due to current interest rate levels relative to the Company’s cost.  The contractual cash flows of the Company’s investment in the GSE mortgage-backed security are debt obligations of Fannie Mae.  Fannie Mae is currently under the conservatorship of the FHFA.  The contractual cash flows for this investment are guaranteed by an agency of the U.S. government. The cash flows related to government agency mortgage-backed securities are direct obligations of the U.S. government.  Accordingly, the Company expects to recover its full principal of the investments.  Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Municipal  Bonds

The Company’s investments in the preceding table in municipal bonds consist of municipal bonds which are general obligations of Pennsylvania municipalities and obligations issued by the Pennsylvania Housing Finance Agency.  These bonds are rated investment grade at September 30, 2009.  The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Pooled Trust Preferred Securities

The Company’s investments in the preceding table that were in a loss position for greater than 12 months consisted of three pooled trust preferred securities with an unrealized loss, on average, of 15.9%. Two of the pooled trust preferred securities were investment grade while one, US Capital Fund III Class A-1, was rated below investment grade by Standard & Poor’s at BB as of September 30, 2009.  This represented the lowest rating assigned to this security.  At September 30, 2009, the book value of the security totaled $7.7 million and the fair value totaled $5.7 million, representing an unrealized loss of $2.0 million.  At September 30, 2009, there were 37 out of 45 banks currently performing in the security.  A total of 6.0%, or $14.0 million, of the original collateral of $233.2 million have defaulted and 9.9%, or $23.2 million, of the original collateral of $233.2 million have deferred.  Utilizing a cash flow analysis model in analyzing this security, an assumption of additional defaults of 3.6% of outstanding collateral, every three years beginning in September 2009, with a 0% recovery, was modeled.  This represents the assumption of an additional 28.1% of defaults from the remaining performing collateral of $179.5 million.  Excess subordination for the US Capital Fund III A-1 security represents 49.0% of the remaining performing collateral.  The excess subordination of 49.0% is calculated by taking the remaining performing collateral of $179.5 million, subtracting the Class A-1 or senior tranche balance of $91.6 million and dividing this result, $87.9 million, by the remaining performing collateral.  This excess subordination represents the additional collateral supporting our tranche.

There has been little secondary market trading for trust preferred collateralized debt obligations (“CDOs”), as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. While the number of issuers that have contractually deferred their interest payments has increased, the pooled trust preferred securities in this category are all senior tranches.   The senior tranches of trust preferred CDOs are generally protected from defaults by over-collateralization.  The Company performs a calculation of the present value of the cash flows expected and, based on the analysis performed on September 30, 2009, expects to recover its principal and interest on the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Foreign Bonds

Foreign bonds that were in a loss position for less than 12 months consisted of one State of Israel bond.  The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Collateralized Mortgage Obligations

 In the preceding table, the Company’s investments in this category consist of collateralized mortgage obligations (“CMOs”) issued by GSEs and non-agency (“whole loan”) mortgage-backed securities. The unrealized losses in the GSE CMOs are due to current interest rate levels relative to the Company’s cost.  The contractual cash flows of these investments in GSE CMOs are debt obligations of Freddie Mac and Fannie Mae, which are currently under the conservatorship of the FHFA.  The contractual cash flows for these investments are guaranteed by an agency of the U.S. government. Accordingly, the Company expects to recover its full payment of principal and interest of the investments.  Because unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The decline in market value of whole loan CMOs is attributable to the widening of credit spreads in the whole loan CMO market.  The Company performs a qualitative analysis by monitoring certain characteristics of its non-agency CMOs, such as ratings, delinquency and foreclosure percentages, historical default and loss severity ratios, credit support and coverage ratios.  Based on the analysis performed at September 30, 2009, the Company expects to recover all principal and interest payments of its non-agency CMOs and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Equity Securities

In the preceding table, the Company’s investments in this category consist of one bank-issued common stock in a loss position for less than 12 months at 13.0%.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of impairment and the Company has the ability and intent to hold this investment until a recovery of fair value.  The Company, therefore, does not consider this investment to be other-than-temporarily impaired at September 30, 2009.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent, to a certain degree, on the economy of this region.  The U.S. and global economic environment has changed considerably from 2007.   While the Company does not engage in subprime lending, the slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial services industry, bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in the banking and insurance industries.  Though economic activity has improved somewhat from its weakened condition, it does not appear likely that economic growth and real estate collateral values will improve significantly in the coming months.  This will cause continued strain on the financial condition of both households and businesses.

The Company proactively manages credit risk in its loan portfolio and employs a comprehensive loan review process.

Major classifications of loans at September 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	September 30, 2009	December 31, 2008
Real estate loans:
One-to-four family	$606,217	$508,097
Commercial real estate	853,903	787,748
Residential construction	11,053	6,055
Total real estate loans	1,471,173	1,301,900

Commercial business loans	442,472	320,640

Consumer loans:
Home equity loans and lines
of credit	323,785	362,381
Auto loans	144,857	142,097
Education loans	251,440	162,488
Other consumer loans	115,033	130,618
Total consumer loans	835,115	797,584
Total loans	2,748,760	2,420,124

Net deferred loan fees and costs	2,189	4,458
Allowance for loan losses	(42,742)	(36,905)
Loans, net	$2,708,207	$2,387,677

The activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 and the twelve months ended December 31, 2008, is as follows:

(Dollars in thousands)
	September 30,		December 31,
	2009	2008	2008
Balance, beginning of year	$36,905	$23,341	$23,341
Provision for loan losses	12,100	5,791	18,901
Charge-offs	(6,981)	(4,374)	(5,963)
Recoveries	718	450	626
Balance, end of period	$42,742	$25,208	$36,905

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities.  A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.  A minor delay or immaterial shortfall in amount of payments does not necessarily result in a loan being identified as impaired.  For this purpose, delays less than 90 days are considered to be minor.  Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.  Loans collectively evaluated for impairment include personal loans and most residential mortgage loans, and are not included in the following data.

Components of Impaired Loans
(Dollars in thousands)
	September 30, 2009	December 31, 2008
Impaired loans with related allowance for loan losses	$27,084	$14,079
Impaired loans with no related allowance for loan losses	62,468	5,138
Total impaired loans	$90,552	$19,217

Valuation allowance related to impaired loans	$13,791	$8,707

Analysis of Impaired Loans
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2009	2008
Average impaired loans	$48,292	$6,987
Interest income recognized on impaired loans	231	343
Cash basis interest income recognized on impaired loans	27	55

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at September 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	September 30, 2009	December 31, 2008
Land	$15,533	$16,030
Bank premises	53,048	51,943
Furniture, fixtures and equipment	26,612	24,036
Leasehold improvements	10,677	10,629
Construction in progress	1,262	2,022
Total	107,132	104,660
Accumulated depreciation and amortization	(29,730)	(26,170)
Total	$77,402	$78,490

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of FMS Financial Corporation and two insurance agencies, CLA Agency, Inc. (“CLA”) and Paul Hertel & Company, were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.   As required under the accounting guidance, goodwill is not amortized but rather reviewed for impairment at least annually.

Overall economic conditions and increased competition have significantly impacted the financial results of the insurance brokerage business during 2009.  As a result, during the third quarter of 2009, the Company conducted an impairment evaluation of the goodwill specifically related to the insurance brokerage business and recorded an impairment charge of $1.0 million.  The Company determined the fair value of the insurance brokerage business based upon a combination of a guideline public company technique, a precedent transaction technique and a discounted cash flow technique.  The Company did not have any prior accumulated goodwill impairment charges.

The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible which is amortized over an estimated useful life of ten years.  As of September 30, 2009, the core deposit intangible net of accumulated amortization totaled $14.2 million.  The other amortizing intangibles, which include customer lists, vary in estimated useful lives from two to thirteen years.

Goodwill and other intangibles at September 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31,2008	$111,462	$16,157	$7,828
Impairment of Goodwill	(976)	-	-
Amortization	-	(1,933)	(741)
Balances at September 30, 2009	$110,486	$14,224	$7,087

	September 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(8,991)	$14,224	$23,215	$(7,058)	$16,157
Customer Relationships and other	10,251	(3,164)	7,087	10,251	(2,423)	7,828
Total	$33,466	$(12,155)	$21,311	$33,466	$(9,481)	$23,985

NOTE 8 – DEPOSITS

Deposits at September 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)
	September 30,	December 31,
	2009	2008
Non-interest bearing deposits	$230,856	$226,382
Interest earning checking accounts	986,312	546,133
Money market accounts	652,211	534,012
Savings accounts	449,516	394,308
Time deposits	963,330	1,040,844
Total deposits	$3,282,225	$2,741,679

NOTE 9 – BORROWED FUNDS

Borrowed funds at September 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in thousands)

	September 30, 2009	December 31, 2008
Fed funds purchased	$-	$40,000
FHLB advances	174,750	174,750
Repurchase agreements	240,000	240,177
Federal Reserve overnight borrowings	-	96,250
Statutory trust debenture	25,295	25,282
Other	3,571	3,595
Total borrowed funds	$443,616	$580,054

The Company assumed FMS Financial Corporation’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the Company’s acquisition of FMS Financial Corporation on July 13, 2007. The Company’s debenture to the Trust as of September 30, 2009 was $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million.  The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The debentures are redeemable by the Company anytime after June 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2009 and December 31, 2008, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2009 and December 31, 2008, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2009:
Tier 1 Capital (to average assets)	$442,446	10.59%	$125,400	3.00%	$209,000	5.00%
Tier 1 Capital (to risk weighted assets)	442,446	17.15%	103,200	4.00%	154,800	6.00%
Total Capital (to risk weighted assets)	474,969	18.41%	206,400	8.00%	258,100	10.00%

As of December 31, 2008:
Tier 1 Capital (to average assets)	$421,665	11.24%	$112,523	3.00%	$187,538	5.00%
Tier 1 Capital (to risk weighted assets)	421,665	17.78%	94,866	4.00%	142,300	6.00%
Total Capital (to risk weighted assets)	451,413	19.03%	189,733	8.00%	237,166	10.00%

NOTE 11 – INCOME TAXES

For the nine months ended September 30, 2009, the Company recorded an income tax expense of $1.5 million, for an effective tax rate of 12.0%, compared to a tax expense of $7.6 million, for an effective tax rate of 27.9% for the same period in 2008. The decrease was due primarily to a decrease in income before income taxes of $14.6 million to $12.4 million for the nine months ended September 30, 2009, from income before income taxes of $27.0 million for the nine months ended September, 30, 2008.  In addition, increases in tax exempt investments, projected increases in income tax credits related to affordable housing investments of $0.6 million for the 2009 period, and a decrease in the valuation allowance related to capital losses year to date of $834 thousand attributed to the decrease in the effective income tax rate.

The Company follows the accounting guidance issued in FASB ASC Topic 740 for Income Taxes.  This guidance clarifies the accounting and reporting for income taxes where interpretation of the tax laws may be uncertain.   Additionally, the guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. Consistent with previous periods, the Company believes no significant uncertain tax positions exist, whether individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit and no liability for uncertain tax positions is recognized in the unaudited interim consolidated financial statements. The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of operations. The Company’s income tax returns for the years 2005 through 2008 remain subject to examination by state and local taxing authorities, and the years 2006 through 2008 remain subject to examination by the Internal Revenue Service.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. The amount of this reserve on which no deferred taxes have been provided is approximately $2.3 million. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (i) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (ii) the Company fails to qualify as a “bank”, such term is defined under the Internal Revenue Code; or (iii) there is a change in federal tax law.

NOTE 12 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Bank has non-contributory defined benefit pension plans covering most of its employees.  Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants.

The Bank also provides certain postretirement benefits to qualified former employees.  These postretirement benefits principally pertain to certain health insurance and life insurance coverage. Information relating to these employee benefits program are included in the table that follows.

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels.  In 2008, the Company enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan (“ESOP”) to fund employer contributions.  See Note 13, Employee Savings and Stock Ownership Plan.

The components of net pension cost are as follows:

(Dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$-	$-	$42	$87
Interest cost	932	955	374	335
Expected return on assets	(768)	(1,096)	-	-
Amortization of loss	195	1	4	82
Amortization of prior service cost	-	-	37	(67)
Curtailment gain	-	-	-	-
Amortization of transition obligation	-	-	41	41
Net periodic pension cost	$359	$(140)	$498	$478

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$-	$1,194	$128	$202
Interest cost	2,795	3,273	1,121	1,086
Expected return on assets	(2,303)	(3,334)	-	-
Amortization of loss	586	73	11	26
Amortization of prior service cost	-	13	110	140
Curtailment gain	-	(7,289)	-	-
Amortization of transition obligation	-	-	123	123
Net periodic pension cost	$1,078	$(6,070)	$1,493	$1,577

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes.

NOTE 13 – EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN (“KSOP”)

In connection with the initial public offering, the Company implemented an ESOP, which provides retirement benefits for substantially all full-time employees who were employed at the date of the Company’s initial public offering and are at least 21 years of age.  Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21.  The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.   Shares purchased by the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”).   The Company accounts for the KSOP based on guidance from FASB ASC Topic 718 for Compensation – Stock Compensation. Shares are released as the loan is repaid.

The balance of the loan to the KSOP as of September 30, 2009 and September 30, 2008 was $28.2 million and $30.3 million, respectively.

All full-time employees and certain part-time employees are eligible to participate in the KSOP if they meet service criteria.  Shares will be allocated and released based on the Company’s 401(k) Plan document.  While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP the Company makes basic contributions and matching contributions. The Company makes additional contributions for certain employees based on age and years of service.  The Company may also make discretionary contributions under the KSOP.  Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan.   Allocation of shares to the participants is contingent upon the repayment of a portion of the loan to the Company.  The Company recorded an ESOP expense of approximately $0.8 million and $2.4 million during the three and nine months ended as of September 30, 2009, respectively.  The Company recorded an ESOP expense of approximately $1.0 million and $1.8 million during the three and nine months ended as of September 30, 2008, respectively.

NOTE 14 – STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with guidance from FASB ASC Topic 718 for Compensation – Stock Compensation.   The Company establishes fair value for its equity awards to determine their cost.  The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with accounting guidance, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date.  As a result, it may be necessary to recognize the expense using a ratable method.

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of options to purchase common stock (“options”) and restricted awards of shares of common stock (“stock awards”). The purpose of the EIP is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees.  In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008.  The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2009, 62,000 shares were fully vested and no shares were forfeited.  All grants that were issued contain a service condition in order for the shares to vest.  Awards of common stock include awards to certain officers of the Company that will vest only if certain specified performance requirements are met during a specific performance measurement period. The performance awards are contingent upon the Company achieving a 1% Return on Average Assets (ROAA) for any of the five fiscal periods outlined in the performance award.  The performance period starts with the first full year following the grant date. For the performance awards granted in 2009 the measurement would include the five years beginning with the first period ending December 31, 2010 and concluding with period ending December 31, 2014. In the event the Company does not achieve a ROAA of 1% or greater then the performance requirement would be that the Company is ranked in the top quartile of the SNL index of thrifts nationwide with assets between $1 billion and $10 billion in the final year.  The Company believes it is probable that the performance measurements will be met.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the stock awards for the three and nine months ended September 30, 2009 was $0.5 million and $1.4 million, respectively, compared to $0.3 million and $0.3 million for the three and nine months ended September 30, 2008, respectively.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2009.

(Dollars in thousands)
Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2009	761,000	$11.86
Issued	137,500	8.35
Vested	(62,000)	11.86
Non-vested Stock Awards outstanding, September 30, 2009	836,500	$11.28

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. Options are valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2009, the Company granted 230,250 options. All options issued contain service conditions based on the participant’s continued service. The options generally become vested and exercisable at the rate of 20% a year over five years. For the three and nine months ended September 30, 2009, the compensation expense for the options was $0.3 million and $0.9 million, respectively, compared to $0.2 million and $0.2 million, respectively, for the three and nine months ended September 30, 2008.

A summary of option activity as of September 30, 2009 and changes during the nine month period is presented below.  There were 5,000 options forfeited during the nine months ended September 30, 2009.

	Number of Options	Weighted Exercise Price per Shares	Number of Options Exercisable

January 1, 2009	1,697,500	$11.86	-
Granted	230,250	$8.36	-
Exercised	-	-	-
Forfeited	(5,000)	11.86	-
Expired	-	-	-
September 30, 2009	1,922,750	$11.44	338,500

The weighted average remaining contractual term was approximately 8.9 years for options outstanding as of September 30, 2009 and 338,500 options were exercisable at September 30, 2009.

The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2009 and 2008 are as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Weighted average fair value of options granted	$2.95	$4.67
Weighted average risk-free rate of return	2.39%	4.06%
Weighted average expected option life in months	78	120
Weighted average expected volatility	29.80%	17.56%
Expected dividends	$-	$-

The expected volatility was determined using historical volatilities based on historical stock prices. The Company used the simplified method for determining the expected life for options as allowed under SEC Staff Accounting Bulletin 110.  As of September 30, 2009, there was $5.0 million and $8.1 million of total unrecognized compensation cost related to options and non-vested stock awards, respectively, granted under the EIP.   This cost is expected to be recognized over the weighted average period of 4.2 years for options and 3.9 years for restricted stock awards.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $228.2 million at September 30, 2009, as compared to $248.8 million as of December 31, 2008. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations and cashflows.

The Company is a member of VISA Inc. (“VISA”). On October 3, 2007, VISA announced it had completed restructuring transactions in preparation for its initial public offering (“IPO”), which was expected to occur in the first quarter of 2008.  As part of the restructuring, the Company’s indemnification obligation was modified to include only certain known litigation as of the date of restructuring.  This modification triggered a requirement to record the indemnification obligation at fair value in accordance with FASB ASC Topic 460 for Guarantees.  The Company’s potential indemnification obligations based on its proportionate share of ownership in VISA is not material as of September 30, 2009 or December 31, 2008.  The Company’s liability has been netted with the Company’s proportionate share of indemnification escrow which VISA set aside to cover litigation existing prior to its initial public offering.  The Company’s net liability was $128 thousand and $179 thousand as of September 30, 2009 and December 31, 2008, respectively.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12 “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent),  ASU 2009-12 amends ASC Topic 820 for Fair Value Measurements and Disclosures to:  (1) permit a reporting entity, in certain situations as a practical expedient, to measure the fair value of an alternative investment on the basis of the net asset value per share of the investment, and (2) require additional disclosures for such investments.  The changes related to this update are effective for interim and annual periods ending after December 15, 2009.  The Company is currently evaluating the potential impact of the adoption of this guidance, if any, on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.”    ASU No. 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance.  The Company adopted the ASU in its disclosures containing the fair value of financial liabilities.

In June 2009, prior to codification FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167; Amendments to FIN 46(R) now incorporated into FASB ASC Topic 810 for Consolidation, which addresses certain provisions regarding consolidation of variable interest entities.  This guidance defines the primary beneficiary of variable interest entities as meeting the following two criteria 1) the power to direct the activities of variable interest entity that most significantly impact the entity’s economic performance 2) the obligation to absorb the losses or receive the benefits that could potentially be significant to the variable interest entity.  This statement changes the current requirements which are based on a quantitative approach to a more qualitative approach. Additionally, the statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This statement is effective for periods beginning after November 15, 2009.  The Company is currently reviewing the impact this statement will have on the Company’s consolidated financial statements.

In June 2009, prior to codification, FASB issued SFAS 166 “Accounting for Transfers of Financial assets- an Amendment of FASB Statement No. 140” which is now incorporated into FASB ASC Topic 860 for Transfers and Servicing. This statement implements two primary changes.  This statement eliminates the exceptions for special-purpose qualifying entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  This statement establishes conditions for reporting a transfer of a portion of a financial asset as a sale. This statement is effective for periods beginning after November 15, 2009.  Management is reviewing the impact this statement may have on the Company’s consolidated financial statements.

In May 2009 prior to codification FASB issued SFAS 165; “Subsequent Events” which is now incorporated into FASB ASC Topic 855 for Subsequent Events, which establishes general standards of accounting disclosures of events that occur after the balance sheet date but before the date the financial statements are issued.  This statement sets forth guidelines defining the period after the balance sheet date in which management should evaluate transactions for potential recognition or disclosure to the financial statements.  Additionally the statement addresses circumstances which would cause an entity to recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures as subsequent events. This statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This statement is effective for interim or financial periods ending after June 15, 2009.  The Company adopted this guidance for the quarter ended September 30, 2009 which did not have a material impact on the interim consolidated financial statements.

In April 2009, prior to codification FASB issued FSP FAS 157-4 “Determining Fair Value When the Value and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, which is now incorporated into FASB ASC Topic 820 for Fair Value Measurements and Disclosures.   This guidance is for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased.  Under this guidance price quotes for assets and liabilities resulting from inactive markets may require adjustments. This guidance outlines possible factors to consider in determining if a market is inactive consisting of transactions that are not orderly. Additionally, valuations based on inactive transactions that are not orderly should not be given significant weighting in the valuation of assets. This guidance does not prescribe a methodology for making significant adjustments to quoted prices when estimating fair value. This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively.  The Company adopted this statement for the quarter ended September 30, 2009, which did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In April 2009, prior to codification FASB issued FSP FAS 115-2 and 124-2 “Recognition of Other-Than-Temporary Impairments”, which is currently incorporated into FASB ASC Topic 320 for Investments – Debt and Equity Securities.  This guidance amends the other-than-temporary impairment guidance for debt securities and makes guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Prior to determining if a debt security is other than temporarily impaired management must assess whether it has the intent to sell the security or it is more likely than not that it will be required to sell the security prior to the anticipated recovery.  An other-than-temporary impairment has occurred if an entity does not expect to recover the entire amortized cost basis of the security.

Additionally, this gives guidance on other-than-temporary impairment being recognized in earnings or other comprehensive income. If an entity intends to sell a security or if an entity is more likely than not will be required to sell a security, then the loss will be recognized in earnings. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively.  Adoption of this guidance required additional disclosures but did not have a material impact to the interim consolidated financial statements.

In April 2009, prior to codification FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which is currently incorporated into FASB ASC Topic 825 for Financial Instruments and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Adoption of this guidance required additional disclosures but did not materially impact the unaudited interim consolidated financial statements.  The disclosures required by this statement are contained in Note 17.

In September 2008, prior to codification, FASB issued FSP No. Emerging Issues Task Force (“EITF”) 08-6 “Equity Method Investment Accounting Considerations” which is now incorporated into FASB ASC Topic 323 for Investments – Equity Method and Joint Ventures. This authoritative guidance clarifies how to account for certain transactions involving equity method investments including recording the initial cost of the investment, contingent consideration, decrease in investment value, and change in level of ownership.  This authoritative guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.   This guidance did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In December 2008, prior to the codification, FASB issued FSP No. 132(R) – “Employers Disclosures about Postretirement Benefit Plan Assets” which is now incorporated into FASB ASC Topic 715 for Compensation – Retirement Benefits. This authoritative guidance requires employers to disclose information about fair value measurements of plan assets and requires disclosures about the plan assets of pension plans and other post retirement plans including investment allocations, fair value of plan assets, asset categories, fair value measurements and significant concentrations of risk. This authoritative guidance is effective for fiscal years ending after December 15, 2009.

On June 16, 2008, prior to the codification, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”), which is currently incorporated into FASB ASC Topic 260 for Earnings Per Share and concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This authoritative guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in the authoritative guidance.  The Company does not have participating securities under this guidance.  The participants of the Equity Incentive Plan vest for dividends at the same rate that they vest for restricted shares.  Any dividends paid to participants will be held in Trust until the participants vest for their shares.  Upon vesting, shares and accumulated dividends will be released to the participants.

In March 2008, prior to the codification FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which is now incorporated into FASB ASC Topic for 815 for Derivatives and Hedging.  This authoritative guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This guidance requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular form.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In December 2007, prior to the codification, FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations” which is now incorporated in FASB ASC Topic 805 for Business Combinations.  This authoritative guidance retains the fundamental requirements that the acquisition method of accounting (formerly referred to as the purchase method) be used for all business combinations and that an acquirer be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer takes control.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at fair values.  This guidance requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense.  This guidance was effective for business combinations for which the acquisition is on or after the first annual reporting period of the acquisition beginning on or after December 15, 2008.  The adoption of this guidance will impact the accounting and reporting of acquisitions after January 1, 2009.

In December 2007, prior to the codification, FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an Amendment to ARB No. 51” which is now incorporated into FASB ASC Topic 810 for Consolidation and Topic 860 for Transfers and Servicing.  This authoritative guidance established new accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This guidance also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.  In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment.  This authoritative guidance also clarifies that changes in parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  This guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted authoritative guidance under FASB ASC Topic 820 for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The authoritative guidance does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Amended guidance incorporated into FASB ASC Topic 820 for Fair Value Measurements and Disclosures delayed the effective date of the guidance for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

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

FASB ASC Topic 820 for Fair Value Measurements and Disclosures describes three levels of inputs that may be used to measure fair value:

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

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired,  management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at September 30, 2009 are as follows:

(Dollars in thousands)
	Category Used for Fair Value Measurement As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale:
U.S. GSE and agency notes		$56,153		$56,153
GNMA guaranteed mortgage certificates		11,062		11,062
Collateralized mortgage obligations		152,913		152,913
Other mortgage-backed securities		739,672		739,672
Municipal bonds		152,770		152,770
Pooled trust preferred securities			19,560	19,560
Foreign bonds		500		500
Equity securities	$9,728			9,728
Money market funds		21,057		21,057
Mutual funds		1,543		1,543
Certificates of deposit	296			296

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009.

Level 3 Investments Only (Dollars in thousands)	Period Ended September 30, 2009
Available-for-Sale Securities
Balance, January 1, 2009	$19,329
Total gains or losses realized/(unrealized):
Included in earnings	-
Included in other comprehensive income	2,094
Payments	(1,863)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, September 30, 2009	$19,560

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below (in thousands).  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at September 30, 2009 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  In accordance with the provisions of FASB ASC Topic 350 for Intangibles-Goodwill and Other, goodwill with a carrying amount of $111 million was written down to its impaired value of $110 million, resulting in an impairment charge of $1 million, which was included in earnings for the period ended September 30, 2009.

Assets measured at fair value on a nonrecurring basis are as follows:

		Category Used for Fair Value Measurement
	Balance at September 30, 2009	Level 1	Level 2	Level 3
Goodwill	$110,486	$-	$-	$110,486
Impaired loans	90,552	-	-	90,552

In accordance with FASB ASC Topic 825 for Financial Instruments, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale.  Fair value is best determined using observable market prices, however for many of the Company’s financial instruments no quoted market prices are readily available.  In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument.  These techniques involve some degree of judgment, and as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange.  Different assumptions or estimation techniques may have a material effect on the estimated fair value.

	Fair Value of Financial Instruments
	At September 30, 2009		At December 31, 2008

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$148,398	$148,398	$44,380	$44,380
Investment securities	1,245,497	1,247,800	1,218,168	1,219,523

Loans - net	2,708,207	2,665,608	2,387,677	2,399,200

Liabilities:
Checking deposits	1,217,168	1,217,168	772,515	772,515
Money market and savings accounts	1,101,727	1,101,727	928,320	928,320
Time deposits	963,330	979,274	1,040,844	1,060,599
Borrowed funds	443,616	452,611	580,054	590,980

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

Loans Receivable - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit and for the same remaining maturities.  Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

Borrowed Funds - The fair value of borrowed funds is based on a present value estimate using rates currently offered.  Under FASB ACS Topic 820 for Fair Value Measurements and Disclosures, the subordinated debenture was valued based on management’s estimate of similar trust preferred securities activity in the market.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2009 and December 31, 2008, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Subsequent Events – For the quarter ended September 30, 2009, the Company adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure.  This guidance requires the Company to review for subsequent events through the date the interim or annual consolidated financial statements are issued.  Management has evaluated for possible subsequent events through November 6, 2009 and concluded there are no subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform.

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

Critical Accounting Policies

Allowance for Loan Losses – The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impacted loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are subject to significant change.  The Company estimates that a 10 percent increase in the loss factors used on the loan portfolio would increase the allowance for loan losses at September 30, 2009 by approximately $2.9 million, of which $0.6 million would relate to consumer loans, $1.8 million to commercial loans and $0.5 million to residential mortgage loans. These sensitivity analyses do not represent management’s expectations of the increase in loss factors, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to change in key inputs. We believe the loss factors currently in use are appropriate in order to evaluate the allowance for loan losses at the balance sheet dates. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

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

The Company uses the asset and liability method of accounting for income taxes as prescribed in FASB ASC Topic 740  for Income Taxes. Under this method, deferred tax assets and tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and tax assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Goodwill and Intangible Assets – Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in FASB ASC Topic 350 for Intangibles – Goodwill and Other) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company performed an impairment test during the quarter ended September 30, 2009 and recorded a charge of $1.0 million for impairment of goodwill relating to the Bank’s insurance brokerage subsidiary.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.  At September 30, 2009 no impairment was recorded for intangible assets.

Background and Overview

The Company is a community-based, diversified financial services company providing consumer and commercial banking services.  Its principal subsidiary, Beneficial Bank (the “Bank”), has served individuals and businesses in the Delaware Valley area for more than 155 years.  The Company is the oldest and largest bank headquartered in Philadelphia, Pennsylvania with 68 offices in the greater Philadelphia and Southern New Jersey regions.  During the second quarter of 2009, the Company consolidated four branches. Each of the affected offices has another Beneficial branch within at least a 1.4 mile radius.  During the third quarter of 2009, the Bank relocated one branch to a new building in New Jersey.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased $443.0 million, or 11.1%, to $4.4 billion at September 30, 2009 from $4.0 billion at December 31, 2008.  The increase in total assets was primarily due to increases in net loans outstanding of $320.5 million, an increase in cash and cash equivalents of $104.0 million and an increase of $27.3 million in investment securities; offset by a decrease in other assets of $9.5 million and a decrease in bank premises and equipment of $1.1 million for the nine months ended September 30, 2009. Total deposits increased $540.5 million, or 19.7%, to $3.3 billion at September 30, 2009 compared to $2.7 billion at December 31, 2008.  The largest contributor to this increase was growth in core deposits of $617.8 million to $2.3 billion at September 30, 2009 from $1.7 billion at December 31, 2008. Interest bearing deposits increased $536.1 million, or 21.3%, to $3.1 billion at September 30, 2009 from $2.5 billion at December 31, 2008 and non-interest bearing deposits increased $4.5 million to $230.9 million at September 30, 2009 from $226.4 million at December 31, 2008.  Stockholders’ equity increased $24.7 million, or 4.1%, to $635.3 million at September 30, 2009 compared to $610.5 million at December 31, 2008.  The increase in stockholders’ equity resulted primarily from increased earnings for the nine months ended September 30, 2009 and an increase in accumulated other comprehensive income of $13.1 million related to an increase in unrealized gains in available-for-sale securities.

 Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

General – The Company recorded net income of $5.8 million, or $0.07 per share, for the three months ended September 30, 2009, compared to net income of $4.3 million, or $0.05 per share, for the same period in 2008.  The increase in net income was primarily the result of a reduction in the provision for loan losses of $1.2 million and an increase of $3.6 million in net interest income, partially offset by a $1.0 million impairment charge to goodwill relating to the Company’s insurance brokerage subsidiary.

Net Interest Income – The Company’s net interest income increased $3.6 million, or 12.3%, to $32.7 million for the three months ended September 30, 2009 from $29.1 million for the same period in 2008.  Total interest income increased $0.4 million to $48.4 million for the three months ended September 30, 2009 from the same period in 2008. This was due to an increase in average interest earning assets of $0.5 billion to $4.3 billion for the three months ended September 30, 2009 from the same period in 2008 and a decrease in the average yield on interest earning assets of 63 basis points to 5.00% for the three months ended September 30, 2009 compared to 5.63% for the same period in 2008. Total interest expense decreased $3.2 million to $15.8 million for the three months ended September 30, 2009 from the same period in 2008. This was partially due to a decrease in average time deposits of $43.5 million for the three months ended September 30, 2009.  The resulting cost on interest bearing liabilities decreased 77 basis points from 2.64% for the three months ended September 30, 2008 to 1.87% for the three months ended September 30, 2009.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $2.0 million during the three months ended September 30, 2009, a decrease from a provision of $3.2 million recorded for the same three-month period in 2008.  The allowance for loan losses at September 30, 2009 totaled $42.7 million, or 1.55% of total loans outstanding, compared to $25.2 million, or 1.09% of total loans outstanding, at September 30, 2008. The provision for loan losses was determined by management to be an appropriate amount to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income of $6.5 million remained relatively unchanged from the three months ended September 30, 2008, as the $1.3 million increase in gains on sale of investment securities available for sale, net of impairment charges, was offset by a decline in insurance commission and related income of $0.9 million and a decline in service charges and other income of $0.4 million.  As a result of an evaluation of unrealized losses on securities due to the current interest rate levels relative to the Company’s cost and near term prospects of the issuers in relation to the severity of the decline, the Company recorded an other-than- temporary impairment charge of $0.2 million during the three months ended September 30, 2009 compared to an impairment charge of $0.3 million for the three months ended September 30, 2008. Insurance commission income decreased during the three months ended September 30, 2009 to $1.8 million compared to $2.7 million during the same three months of 2008, primarily as a result of the overall economic environment.

Non-interest Expense – Non-interest expense increased $3.9 million, or 14.6%, to $30.5 million during the three months ended September 30, 2009 compared to $26.6 million during the same period in 2008.  The increase was primarily due to an increase in FDIC deposit insurance expense of $1.0 million, the recording of a non-cash charge of $1.0 million for impairment of goodwill related to the Bank’s insurance brokerage subsidiary and an increase in salaries and employee benefits of $0.6 million during the three months ended September 30, 2009.  Amortization of intangibles expense decreased $14.0 thousand to $0.9 million for the three months ended September 30, 2009 from  the same period in 2008.  The core deposit intangible is being amortized on an accelerated basis resulting in a decrease in amortization expense.

Income Taxes – Income tax expense totaled $0.8 million for the three months ended September 30, 2009, reflecting an effective tax rate of 12.1%, compared to income tax expense of $1.4 million, reflecting an effective tax rate of 24.5%, for the same period in 2008.   The decrease was primarily due to increases in tax exempt investments,  projected increases in income tax credits related to affordable housing investments and a reduction to the valuation allowance related to capital losses.

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

The following table summarizes average balances and average yields and costs for the three-month periods ended September 30, 2009 and 2008.

(Dollars in thousands)
	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
Assets:
Interest-bearing demand deposits	$2,624	$2	0.35%	$696	$4	2.30%
Loans	2,744,443	36,244	5.29	2,270,019	33,563	5.91
Investment securities	181,346	1,553	3.43	170,252	1,576	3.70
Mortgage-backed securities	730,702	9,063	4.96	793,782	10,727	5.41
Collateralized mortgage obligations	134,073	1,487	4.44	180,208	2,196	4.87
Other interest-earning assets	85,184	90	0.42	3,441	14	1.63
Total interest-earning assets	3,878,372	48,439	5.00	3,418,398	48,080	5.63
Non-interest earning assets	461,015			349,442
Total assets	$4,339,387	$48,439		$3,767,840	$48,080

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$887,801	$2,319	1.04	$448,102	$1,410	1.26
Money market accounts	626,934	1,866	1.18	519,729	3,157	2.43
Savings accounts	426,152	649	0.60	403,620	699	0.69
Time deposits	961,621	6,176	2.55	1,005,091	8,748	3.48
Total interest-bearing deposits	2,902,508	11,010	1.50	2,376,542	14,014	2.36

Federal Home Loan Bank advances	174,750	1,865	4.23	205,589	2,029	3.95
Repurchase agreements	240,000	2,692	4.45	216,685	2,375	4.38
Statutory Trust Debentures	25,293	146	2.31	25,275	292	4.62
Other borrowings	3,570	46	5.15	50,595	279	2.21
Total interest-bearing liabilities	3,346,121	15,759	1.87	2,874,686	18,989	2.64
Non-interest-bearing deposits	267,218			254,299
Other non-interest-bearing liabilities	101,052			28,486
Total liabilities	3,714,391	15,759		3,157,471	18,989

Total stockholders’ equity	624,996			610,369
Total liabilities and stockholders’ equity	$4,339,387			$3,767,840

Net interest income		$32,680			$29,091

Interest rate spread			3.13%			2.99%

Net interest margin			3.39%			3.41%
Average interest-earning assets to average interest-bearing liabilities			115.91%			118.91%

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

General – The Company recorded net income of $10.9 million, or $0.14 per share, for the nine months ended September 30, 2009 compared to net income of $19.5 million, or $0.25 per share, for the comparable period in 2008.  During the second quarter of 2008, the Company recorded a non-recurring curtailment gain related to pension plan modifications.  The pre-tax impact of this curtailment gain was $7.3 million.

Net Interest Income – For the nine months ended September 30, 2009 net interest income increased $8.3 million, or 9.9%, to $92.6 million. This increase was due primarily to an increase in interest and fees on loans and a decrease in interest expense related to money market, savings and time deposits.  The net interest margin was 3.27% for the nine months ended September 30, 2009, a 7 basis point decrease from the same period in 2008.

Provision for Loan Losses – Total charge-offs during the nine months ended September 30, 2009 were $7.0 million, or 0.27% of average loans outstanding, compared to the $4.4 million, or 0.20% of average loans outstanding, as reported for the nine-month period ended September 30, 2008.  Net charge-offs during the nine months ended September 30, 2009 included the charge-off of several loans to one borrower during the first quarter of 2009 totaling $1.5 million, a $1.2 million land development loan and $1.3 million related to consumer loans.

The provision for loan losses was $12.1 million for the nine months ended September 30, 2009, compared to $5.8 million for the same period in 2008. The provision includes $8.9 million related to specific commercial loans, with the remainder related to portfolio growth and the ongoing evaluation of risk factors applied to the loan portfolio, reflecting the continued weakness in the economic environment during the quarter.  The icnrease in the provision for loan losses in the 2009 period compared to the same period in 2008 was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased $0.9 million, or 4.5%, to $20.6 million for the nine months ended September 30, 2009 compared to $19.7 million for the same period in 2008.  The increase in non-interest income was due to an increase in net gain on the sale of investment securities available for sale of $5.1 million, partially offset by a decline in insurance commission and related income of $1.6 million for nine month period ended September 30, 2009 from the same period in 2008.

Non-interest Expense – Non-interest expense increased $17.5 million, or 24.6%, to $88.7 million for the nine months ended September 30, 2009 from $71.2 million during the same period in 2008.  The increase was primarily due to increases in expense related to the FDIC deposit insurance assessments of $4.1 million, increases in salaries and employee benefits of $2.8 million and the non-cash expense of $1.0 million related to impairment of goodwill, in addition to a pension curtailment gain of $7.3 million recorded during the nine months ended September 30, 2008.

Income Taxes – Income tax expense was $1.5 million for the six months ended September 30, 2009, reflecting an effective tax rate of 12.0%, compared income tax expense of $7.6 million, reflecting an effective tax rate of 27.9% for the same period in 2008. The decrease was due primarily to a decrease in income before income taxes of $14.6 million to $12.4 million for the nine months ended September 30, 2009, as well as increases in tax exempt investment, projected increases in income tax credits related to affordable housing investments and a reduction to the valuation allowance related to capital losses.

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

The following table summarizes average balances and average yields and costs for the nine-month periods ended September 30, 2009 and 2008.

(Dollars in thousands)	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
Assets:
Interest-bearing demand deposits	$1,965	$7	0.48%	$3,626	$65	2.39%
Loans	2,608,751	103,522	5.30	2,199,299	98,755	5.99
Investment securities	142,633	3,776	3.53	214,843	8,417	5.22
Mortgage-backed securities	793,907	30,309	5.09	727,169	29,359	5.38
Collateralized mortgage obligations	151,608	5,030	4.42	191,667	7,072	4.92
Other interest-earning assets	67,434	282	0.56	26,459	522	2.63
Total interest-earning assets	3,766,298	142,926	5.06	3,363,063	144,190	5.72

Non-interest earning assets	389,711			363,701
Total assets	$4,156,009	$142,926	4.59	$3,726,764	$144,190

Liabilities and stockholders’ equity:
Interest-earning checking accounts	$754,491	6,415	1.13	$420,999	3,931	1.24
Money market accounts	594,340	6,885	1.55	478,262	9,222	2.57
Savings accounts	406,583	1,784	0.59	408,574	2,054	0.67
Time deposits	993,282	21,160	2.85	1,031,721	29,975	3.87
Total interest-bearing deposits	2,748,696	36,244	1.76	2,339,556	45,182	2.57

Federal Home Loan Bank advances	174,810	5,361	4.09	204,994	6,541	4.25
Repurchase agreements	240,000	7,991	4.45	207,854	6,865	4.40
Statutory Trust Debentures	25,288	559	2.95	25,270	993	5.24
Other borrowings	19,650	197	1.34	20,474	342	2.23
Total interest-bearing liabilities	3,208,444	50,352	2.10	2,798,148	59,923	2.86

Non-interest-bearing deposits	265,705			253,562
Other non-interest-bearing liabilities	63,254			59,172
Total liabilities	3,537,403	50,352		3,110,882	59,923

Total stockholders’ equity	618,606			615,882
Total liabilities and stockholders’ equity	$4,156,009			$3,726,764

Net interest income		$92,574			$84,267

Interest rate spread			2.97%			2.86%

Net interest margin			3.27%			3.34%
Average interest-earning assets to average interest-bearing liabilities			117.39%			120.19%

Asset Quality

The Company does not engage in subprime lending and investment activities, which are characterized by the advancing of mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history.  At September 30, 2009, the Company’s investment in pooled trust preferred collateralized debt obligations included three securities, each of which are the most senior tranches, with a total book value of $23.2 million and an estimated fair value of $19.6 million.  These securities are backed by trust preferred capital securities issued by banks. The senior tranches of collateralized debt obligations generally are protected from defaults by over-collateralization.

Non-performing loans totaled $120.7 million, or 2.7% of total assets, at September 30, 2009, compared to $28.4 million, or 0.74% of total assets, at September 30, 2008.  At September 30, 2009, non-performing loans consisted of $76.7 million in commercial loans, $22.4 million in residential real estate loans and $21.5 million in consumer loans.  Of the total non-performing consumer loans, $21.1 million, or 98.1%, are government guaranteed student loans. Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses.  Many non-performing assets are well collateralized and, therefore, are not causing a similar increase in the Company’s provision for loan loss.

Net charge-offs during the nine-month period ended September 30, 2009 were $6.3 million, compared to $3.9 million during the nine months ended September 30, 2008.  The allowance for loan losses at September 30, 2009 totaled $42.7 million, or 1.55%, of total loans outstanding, compared to $25.2 million, or 1.09% of total loans outstanding, at September 30, 2008.  Net charge-offs during the nine months ended September 30, 2009 included the charge-off of several loans to one borrower during the first quarter of 2009 totaling $1.5 million, a $1.2 million land development loan and $1.3 million related to consumer loans.

The Bank recorded a provision for loan losses of $12.1 million during the nine months ended September 30, 2009, compared to a provision of $5.8 million for the nine months ended September 30, 2008.  The provision for the nine months ended September 30, 2009 included $8.9 million related to specific commercial loans with the remainder related to the ongoing evaluation of risk factors applied to the loan portfolio, reflecting the continued weakness in the economic environment during the nine months ended September 30, 2009.

Real estate owned increased $1.9 million during the nine months ended September 30, 2009 to $8.2 million from $6.3 million at December 31, 2008.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2009, the Company determined that its future levels of principal repayments would not be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $148.4 million.  In addition, at September 30, 2009, our maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh (the “FHLB”) was $684.7 million.  On September 30, 2009, we had $174.8 million of advances outstanding and $109.4 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2009, we had $228.2 million in loan commitments outstanding, which consisted of $18.7 million and $10.7 million in commercial and consumer commitments to fund loans, respectively, $172.9 million in commercial and consumer unused lines of credit, and $25.9 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2009 totaled $844.9 million, or 87.7% of certificates of deposit, at September 30, 2009.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations at September 30, 2009:

(Dollars in thousands)
		Payments due by period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$29,428	$29,428	$-	$-	$-
Unused lines of credit	172,959	118,096	-	-	54,863
Standby letters of credit	25,856	25,856	-	-	-
Operating lease obligations	23,665	5,052	5,330	3,186	10,097
Total	$251,908	$178,432	$5,330	$3,186	$64,960

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  We may use capital management tools such as cash dividends and common share repurchases.  As of September 30, 2009, the Company had repurchased 410,904 shares of its common stock.  Repurchased shares are held in treasury.

Credit Risk Management – Credit risk represents the possibility that a customer or issuer may not perform in accordance with contractual terms either on a loan or security. Credit risk is inherent in the business of community banking.  The risk arises from extending credit to customers and purchasing securities.  As of September 30, 2009 approximately 84.7% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2009, approximately 8.4% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.7% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 6.2% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, equity securities, mutual funds and bank certificates of deposit. In order to mitigate the risk related to the Company’s loan portfolio, the Company conducts a rigorous loan review process.

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

For the period ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at September 30, 2009.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2009:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$145,320	$148,901	$151,593
% change	(2.40%)		1.81%

Net Income at Risk:
Net income	$19,543	$21,913	$23,693
% change	(10.82%)		8.13%

Economic Value at Risk:
Equity	$648,536	$660,683	$600,232
% change	(1.84%)		(9.15%)

As of September 30, 2009, based on the scenarios above, net interest income and net income would be adversely affected over a one-year time horizon in a declining rate environment.

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

As of September 30, 2009, our results indicate that we are well positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

As of September 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2008.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2009	78,100	$8.79	78,100	1,462,280
August 1-31, 2009	25,100	8.78	25,100	1,437,180
September 1-30, 2009	24,500	8.77	24,500	1,412,680

_________________________________________
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

Item 6.  Exhibits

3.1 Charter of Beneficial Mutual Bancorp, Inc. (1)
3.2 Bylaws of Beneficial Mutual Bancorp, Inc. (2)
4.0 Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
10.1 First Amendment to the Beneficial Mutual Savings Bank Management Incentive Plan*
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0 Section 1350 Certification

_____________________________________________
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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 6, 2009	By: /s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2009	By: /s/ Joseph F. Conners
Joseph F. Conners
Executive Vice President and
Chief Financial Officer
(principal financial officer)