Form 10-K
period 2009-12-31
Beneficial Mutual Bancorp Inc
filed 2010-03-15
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $334.8 million.

As of March 15, 2010, there were 81,853,553 shares of the registrant's common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,060,778 shares were publicly held.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2009 Annual Report to Stockholders and Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part II and III, respectively, of this Form 10-K.

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

Market Area

The Company is headquartered in Philadelphia, Pennsylvania.  We currently operate 38 full-service banking offices in Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and 30 full-service banking offices in Burlington and Camden Counties, New Jersey.  We regularly evaluate our network of banking offices to optimize the penetration of our market area in the most efficient way.  We will occasionally open or consolidate banking offices.

The acquisition of FMS Financial has substantially enhanced our market share. On July 13, 2007, the Company completed its merger with FMS Financial.  In connection with the merger, FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, which had a network of 31 branch offices located in Burlington and Camden Counties, New Jersey, merged with and into the Bank.  The merger solidified the Bank’s position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area, greatly expanded its network of neighborhood banking offices throughout the region.

Our primary retail market area is the greater Philadelphia metropolitan area and primarily includes the area surrounding our 68 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes surrounding counties in Pennsylvania, New Jersey and Delaware.  In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 17 offices in Philadelphia County, and one office in Chester County.  In New Jersey, we serve our customers through our 27 offices in Burlington County and three offices in Camden County.  In addition, Beneficial Insurance Services, LLC (“Beneficial Insurance”) operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.

While the economy in the Philadelphia metropolitan area has directionally tracked the broader U.S. economy, valuation declines, particularly those for residential real estate have been less severe than the national averages.  As 2010 begins, manufacturers in the market area have reported increases in shipments and new orders and retailers, including automobile dealers, have reported rising sales trends, albeit somewhat dampened by severe winter weather.  Sales of new and existing homes have picked up somewhat recently, aided by the U.S. Government’s homebuyer tax credit, which has had a more pronounced impact in the lower and moderate price segments of the market.  Nonresidential real estate activity, in the form of leasing, purchase and construction activity, remains slow with vacancy rates remaining steady as effective rents continue to decline.  Service sector firms generally reported the activity remains steady, indicating at least stabilization.  It remains to be seen whether the recent stabilization and slight improvement in economic activity both in the Philadelphia metropolitan area and the broader U.S. economy is sustainable as government stimulus programs come to an end.

According to published statistics, the 2009 population of our seven-county primary retail market area totaled 4.9 million.  Overall, the seven counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many banks, thrift institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.

During the past two years, several large holding companies that operate banks in our market area have experienced significant credit, capital and liquidity setbacks that have led to their acquisition by even larger holding companies, some of which are located outside of the United States, including Sovereign Bank and Commerce Bank, which were acquired by Banco Santander, S.A. and Toronto Dominion Bank, respectively.  In addition, Wachovia Bank, which held the largest deposit market share in our market area, has been acquired by Wells Fargo & Company.  Several other large banking companies have been the subject of continued negative publicity due to the significant losses incurred, including Citizens Bank, Citibank and Bank of America.  While these institutions are significantly larger than us and, therefore, have significantly greater resources, we believe our financial condition and our concentrated focus on our primary market may benefit us in the coming year.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

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

Notwithstanding these recent credit market disruptions, we expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, and the recently expanded availability of bank holding company charters resulting from non-bank financial services companies receiving capital infusions under the U.S. Treasury Department’s Troubled Asset Relief Program, may promote a more competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We offer a variety of loans including commercial, residential and consumer.  Our consumer portfolio includes automobile loans and leases, educational loans and home equity loans and lines of credit.  In 2004, we stopped providing automobile lease financing and our automobile loan portfolio has decreased in recent years.  It is likely that our automobile loan portfolio will continue to decline as we place greater emphasis on originating commercial real estate and commercial business loans.  Since 2002, our commercial real estate loan portfolio has grown steadily.  During 2009, the commercial real estate portfolio has declined amidst the weakened economy, and at December 31, 2009 and 2008 it comprised 28.1% and 32.6% of our total loan portfolio, respectively, which, at December 31, 2009 was still greater than any other loan category.

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

One-to-Four Family Residential Loans.  We offer two types of residential mortgage loans:  fixed-rate loans and adjustable-rate loans.  We offer fixed-rate mortgage loans with terms of up to 30 years.  We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index.  The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”), which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance; however, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program consisting of $15.7 million in loans as of December 31, 2009.  The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first time home owner loan program.  We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser.  We generally require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Commercial Real Estate Loans.  At December 31, 2009, we had commercial real estate loans totaling $783.0 million, or 28.1%, of our total loan portfolio, which was greater than any other loan category, including one-to-four family loans.

We offer commercial real estate loans secured by real estate primarily with adjustable rates.  We originate a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years.  These loans are typically based on either the Federal Home Loan Bank (“FHLB”) of Pittsburgh’s borrowing rate or U.S. Treasury rate and adjust every five years.  Commercial real estate loans also are originated for the acquisition and development of land.  Conditions of acquisition and development loans we originate generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale.   Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate as published in The Wall Street Journal and/or LIBOR.  Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

As of December 31, 2009, our largest commercial real estate loan was a $13.7 million acquisition and development loan to convert an existing office building into apartments and to construct a new apartment building.  The loan is well secured and performing in accordance with its original terms at December 31, 2009.

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

At December 31, 2009, our largest commercial business loan relationship had a total exposure of $36.0 million secured by various mixed use commercial real estate and general business assets.  The loans are well collateralized and are performing in accordance with their original terms at December 31, 2009.

Consumer Loans.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, boat loans, loans for recreational vehicles, guaranteed student loans and loans secured by passbook accounts and certificates of deposit.  We also offer unsecured lines of credit.

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

We offer consumer loans secured by passbook accounts and certificates of deposit held at the Bank based upon the prime rate as published in The Wall Street Journal with terms up to four years.  We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account.  We also offer unsecured loans and lines of credit with terms up to five years.  Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management” included in the Company’s 2009 Annual Report to Stockholders.

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

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable.  In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x.  An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Loan Originations and Purchases.  Loan originations come from a number of sources.  The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  We also purchase home equity, automobile, educational and recreational vehicle loans.

We purchase participations in loans from local banks to supplement our lending portfolio. Loan participations totaled $111.6 million at December 31, 2009.  Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of trustees and management.  The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure.  Individual loans or lending relationships with aggregate exposure of more than $10.0 million must be approved by the Senior Loan Committee, which is comprised of senior Bank officers and five non-employee directors.  All loans or lending relationships in excess of $20.0 million must be approved by the Senior Loan Committee of the Bank’s Board, as well as the Executive Committee of the Board, which includes six non-employee directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At December 31, 2009, our regulatory limit on loans to one borrower was $96.4 million.  At that date, the total outstanding balance with our largest lending relationship was $36.0 million which was secured by various mixed use commercial real estate and general business assets.  All of the loans in the relationship are performing in accordance with their original terms at December 31, 2009.

Loan Commitments.  We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 60 days.

Delinquent Loans.  We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value.  Personal loans are typically charged off at 120 days delinquent.  For more information on delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the company’s 2009 Annual Report to stockholders.

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

While we have the authority under applicable law to invest in derivative instruments for hedging activities and to provide opportunities for our commercial loan customers to hedge interest rate risk, we had no such derivative instruments at December 31, 2009.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  The Company’s Board of Directors approves the investment and derivatives policies and any revisions, at least annually.

At December 31, 2009, our investment portfolio excluding FHLB capital stock totaled $1.3 billion and consisted primarily of mortgage-backed securities, including collateralized mortgage obligations (“CMOs”).  Other securities include United States government and agency securities, including securities issued by government sponsored enterprises, municipal and other bonds, including collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities, equity securities and mutual funds.  The contractual cash flows of investments in government sponsored enterprises’ mortgage backed securities are direct obligations of Freddie Mac and Fannie Mae.

As a member of the FHLB of Pittsburgh, we are required to acquire and hold shares of capital stock in that FHLB.  At December 31, 2009, we held 244,675 shares of capital stock in the FHLB of Pittsburgh.   Each such share has a par value of $100 for a total carrying value of $24.5 million.  On December 23, 2008, the FHLB of Pittsburgh informed its members of a decision by its Board to suspend dividends on its capital stock and to suspend repurchases of excess capital stock.  These actions were taken in light of the potential impact of other-than-temporary impairment charges related to certain private label mortgage backed securities on FHLB of Pittsburgh’s capitalization.  We continue to value our holdings of FHLB of Pittsburgh capital stock at par value.  We have considered the applicable accounting guidance in evaluating for impairment and have determined that there is currently no other-than-temporary impairment.  We will continue to monitor for impairment in future periods.

We assumed Farmers & Mechanics Bank’s obligation to the FHLB of New York as part of our acquisition of FMS Financial on July 13, 2007.  The Bank is a non-member of the FHLB of New York, but is required to hold shares of capital stock in the FHLB of New York as a result of the FMS Financial acquisition.  At December 31, 2009, we held 36,000 shares of capital stock in the FHLB of New York, with a par value $100 per share and a total carrying value of $3.6 million.  The FHLB of New York continues to pay dividends and has not suspended repurchases of excess capital stock.

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

Deposit Accounts.  Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest bearing demand deposits (such as individual and municipal checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit.

We also offer a variety of deposit accounts designed for the businesses operating in our market area.  Our business banking deposit products include a commercial checking account and a checking account specifically designed for small businesses.  Additionally, we offer cash management, including remote deposit, lockbox service and sweep accounts.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, brokered deposits, our liquidity needs, profitability to us, and customer preferences and concerns.  We generally review our deposit mix and pricing bi-weekly.  Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products.

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

Personnel

As of December 31, 2009, we had 754 full-time employees and 211 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Neumann Corporation, which was formed in 1990, is a Delaware Investment Holding Company and holds title to various Bank securities and other investments.  At December 31, 2009, Neumann Corporation held $457.7 million in assets.

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

Beneficial Abstract, LLC is a title insurance company in which the Bank purchased a 40% ownership interest in 2006.  Beneficial Abstract, LLC was inactive as of December 31, 2009.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities.  The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.  At December 31, 2009, the Bank met each of these capital requirements.  As savings and loan holding companies regulated by the Office of Thrift Supervision (the “OTS”), the Company and the MHC are not subject to any separate regulatory capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater.  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating).  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.  As of December 31, 2009, the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law.  The FDIC Improvement Act and the FDIC permit exceptions to these limitations.  For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Select Market and in the shares of an investment company registered under federal law.  All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under an FDIC-approved divesture plan, unless such investments were grandfathered by the FDIC.  The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares.  The maximum permissible investment is 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less.  Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control.  In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.  As of December 31, 2009, the Bank held no marketable equity securities under such grandfathering authority.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77 1/2 basis points.  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

The Federal Deposit Insurance Corporation has imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar special assessments during the fiscal two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010.  Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  The Bank opted to participate in the unlimited noninterest bearing transaction account coverage and the Bank, the Company and the MHC opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds.  That payment is established quarterly and for the four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB.  The Bank assumed Farmers & Mechanics Bank’s obligation to the FHLB of New York as part of the Company’s acquisition of FMS Financial on July 13, 2007.  The Bank is not a member of the FHLB of New York, but is required to hold shares of capital stock in the FHLB of New York as a result of the FMS Financial acquisition.  The Bank was in compliance with these requirements with a an investment of $24.5 million in FHLB of Pittsburgh and $3.6 million in FHLB of New York stock at December 31, 2009.

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

Regulatory Restructuring Legislation.  The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks,  to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board.  The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of the Bank.  Savings and loan holding companies would become regulated as bank holding companies under some proposals.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

●
Electronic Funds Transfer Act and Regulation E promulgated there under, which establishes the rights, liabilities and responsibilities of consumers who use electronic fund transfer (EFT) services and financial institutions that offer these services; its primary objective is the protection of individual consumers in their dealings with these services;

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

●
The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities – known as “red flags”.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender (“QTL”).  To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test.  Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed and related securities, but also including education, credit and small business loans) in at least nine months out of each 12-month period.  At December 31, 2009, the Bank maintained 75.8% of its portfolio assets in qualified thrift investments.  The Bank also met the QTL test in each of the prior four quarters.

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

Waivers of Dividends by Beneficial Savings Bank MHC.  OTS regulations require the MHC to notify the OTS if it proposes to waive receipt of dividends from the Company.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if:  (1) the waiver would not be detrimental to the safe and sound operation of the savings association; and (2) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.  We anticipate that the MHC will waive dividends that the Company may pay, if any.  However, in recent months, the OTS has applied additional scrutiny and, in some cases, raised objections, when evaluating dividend waiver requests for institutions located in the northeast region of the United States.  If the OTS were to object to the MHC’s waiver of a dividend, the cost of declaring dividends would increase materially for the Company and would restrict its ability to pay dividends to its stockholders.

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

Federal Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  In 2009, an examination of the 2006 consolidated federal income tax return was completed by the Internal Revenue Service (“IRS”) with no changes to reported tax.  Also in 2009, the Company received a notice from the IRS that the 2007 consolidated federal tax return was selected for examination.  The 2008 tax year remains open to examination by the IRS, and the tax years 2006 through 2008 remain subject to examination by Pennsylvania and Philadelphia taxing authorities.  The tax years 2005 through 2008 remain subject to examination by New Jersey taxing authorities.  For 2009, the Bank’s maximum federal income tax rate was 35%.

The Company and the Bank have entered into a tax allocation agreement.  Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation.  As a result of this affiliation, the Bank is included in the filing of a consolidated federal income tax return with the Company and, the parties compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves as of December 31, 1987.  Approximately $2.3 million of our accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

Distributions.  If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s un-recaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

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

Philadelphia Taxation.  In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax.  The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia.  Pursuant to the City of Philadelphia Business Privilege Tax, the 2009 tax rate was 6.45% on net income and .142% on gross receipts.  For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts.  The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders.  An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

New Jersey Taxation.  The Bank and BSB Union Corporation are subject to New Jersey’s Corporation Business Tax at the rate of 9.0% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes.  For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).  Net operating losses may be carried forward for seven years following the tax year first reported.

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

Below is information regarding our executive officers who are not also directors.  Each executive officer has held his or her current position for at least the last five years, unless otherwise stated.  Ages presented are as of December 31, 2009.

Joseph F. Conners has been Executive Vice President and Chief Financial Officer of Beneficial Bank since 2000.  He joined Beneficial Bank in 1994.  Age 52.

Andrew J. Miller has been Executive Vice President and Chief Lending Officer of Beneficial Bank since 2000.  He joined Beneficial Bank in 1973.  Age 54.

Robert J. Bush was a Senior Vice President of Beneficial Bank and President of Beneficial Insurance Services LLC since our acquisition of Paul Hertel & Co., Inc. in January 2005, and was promoted to Executive Vice President in June 2007.  Prior to the acquisition, Mr. Bush served as President of Paul Hertel & Co., Inc.  Age 51.

Denise Kassekert was a Senior Vice President of Community Banking of Beneficial Bank since 2007 and was promoted to Executive Vice President in July, 2008.  Prior to joining Beneficial, Ms. Kassekert served as Senior Vice President of Sun National Bank in Vineland, NJ.  Age 58.

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

Continued turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry.  Dramatic declines in the U.S. housing market over the past eighteen months, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including the Company, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (iii)  capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

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

At December 31, 2009, $783.0 million, or 28.0%, of our loan portfolio consisted of commercial real estate loans, including loans for the acquisition and development of property.  Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including one-to-four family loans, which totaled $648.5 million, or 23.3%, of our total loan portfolio at December 31, 2009.  In addition, at December 31, 2009, $524.5 million, or 18.8%, of our loan portfolio consisted of commercial business loans.  We have increased the percentage of commercial real estate and commercial business loans in our loan portfolio in recent years and intend to continue to emphasize these types of lending.  Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one-to-four family residential loans.  Repayment of commercial real estate and commercial business loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans.  Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property.  Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties.

At December 31, 2009, we had a total of 135 land acquisition and development loans totaling $239.6 million, which consist of 73 residential land acquisition and development loans totaling $96.8 million and 62 commercial land acquisition and development loans totaling $142.8 million.

We rely heavily on high-average balance municipal deposits as a source of funds and a reduced level of those deposits may adversely affect our liquidity and our profits.

Municipal deposits, consisting primarily of interest-earning checking accounts, are a significant source of funds for our lending and investment activities, At December, 31, 2009, $821.3 million, or 23.4% of our total deposits, consisted of municipal deposits. The average balance of municipal deposit relationships is significantly higher than the average balance of all deposit relationships. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal checking accounts are demand deposits and are therefore considered rate-sensitive instruments. If we are forced to pay higher rates on our municipal checking accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Pittsburgh, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on the municipal deposits, which would adversely affect our profits.

A substantial portion of our loan portfolio consists of consumer loans secured by rapidly depreciable assets.

At December 31, 2009, our loan portfolio included $140.2 million in automobile loans, which represented 5.0% of our total loan portfolio at that date.  In addition, at December 31, 2009, other consumer loans totaled $366.5 million, or 13.1%, of our loan portfolio.  Included in other consumer loans is $4.9 million in loans secured by manufactured housing and mobile homes, $56.8 million in loans secured by recreational vehicles and $45.4 million in loans secured by boats.  Also included in other consumer loans are educational loans of $256.4 which are government guaranteed loans.  Consumer loans secured by rapidly depreciable assets such as automobiles, recreational vehicles and boats, may subject us to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

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

Special Federal Deposit Insurance Corporation assessments and increased base assessment rates by the Federal Deposit Insurance Corporation will decrease our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the Deposit Insurance Fund.  As a result, the Federal Deposit Insurance Corporation  has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009.  Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components.  These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings.  In addition, in May 2009, the Federal Deposit Insurance Corporation  imposed a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  The assessment was collected on September 30, 2009.  Based on our assets and Tier 1 capital as of June 30, 2009, our special assessment was approximately $1.9 million.  The special assessment decreased our earnings.  In addition, the Federal Deposit Insurance Corporation may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the Federal Deposit Insurance Corporation will further decrease our earnings.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FDIC, as insurer of our deposits, and by the Department as our primary regulator.  The MHC and the Company are subject to regulation and supervision by the OTS.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.  The current administration has also proposed comprehensive legislation intended to modernize regulation of the United States financial system.  The proposed legislation contains several provisions that would have a direct impact on the Company and the Bank.  Under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor.  The proposed legislation would eliminate the status of “savings and loan holding company” and mandate that all companies that control an insured depository institution register as a bank holding company.  Registration as a bank holding company would represent a significant change, as material differences currently exist between savings and loan holding company and bank holding company supervision and regulation.  For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements.  The proposed legislation would also create a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us.  If enacted, the legislation may have a substantial impact on our operations.  However, because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

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

Item 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

We conduct our business through our main office and branch offices.  During fiscal 2009, we opened one new branch office in Burlington County, New Jersey.  We also closed five branch offices, two in Philadelphia County, Pennsylvania and three in Burlington County, New Jersey.  Our retail market area primarily includes all of the area surrounding our 68 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes Gloucester and Mercer Counties in New Jersey.  The Company owns 41 properties and leases 27 other properties.  In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 17 offices in Philadelphia County, and one office in Chester County.  In New Jersey, we serve our customers through our 27 offices in Burlington County and three offices in Camden County.  In addition, Beneficial Insurance operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.  All branches and offices are adequate for business operation.

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

Item 4.              RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The information regarding the market for the Company’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in the Company’s 2009 Annual Report to Stockholders.

Purchases of Equity Securities

The Company repurchased shares of its common stock during the year ended December 31, 2009.

The following table sets forth information regarding the Company’s repurchases of its common stock during the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 through October 31, 2009	-	$-	-	1,412,680
November 1 through November 30, 2009	-	-	-	1,412,680
December 1 through December 31, 2009	-	-	-	1,412,680

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

Item 6.              SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2009 Annual Report to Stockholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2009 Annual Report to the Stockholders.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2009 Annual Report to Stockholders.

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the section captioned “Consolidated Financial Statements” in the 2009 Annual Report to Stockholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Joseph F. Conners
Gerard P. Cuddy	Joseph F. Conners
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beneficial Mutual Bancorp, Inc. and Subsidiaries
Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Beneficial Mutual Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reoprts of Condition and Income for Schedules RC, RI, RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of authoritative guidance on Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 15, 2010

Item 9B.           OTHER INFORMATION

None.
PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Mutual Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Mutual Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Mutual Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.  A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Mutual Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.            EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Mutual Bancorp, Inc’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)
Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)
Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)
Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2009.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,922,500	11.44	2,108,465
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,922,500	11.44	2,108,465

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 3—Ratification of Independent Registered Public Accounting Firm” in Beneficial Mutual Bancorp Inc.’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

	No.	Description

	3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)
	3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)
	4.1	Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
	10.1	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy * (3)
	10.2	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Joseph F. Conners * (3)
	10.3	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Andrew J. Miller * (3)
	10.4	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Robert J. Bush * (3)
	10.5	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Denise Kassekert * (3)
	10.6	Amendment to Beneficial Mutual Savings Bank Executive Salary Continuation Plan for Joseph F. Conners* (3)
	10.7	Amendment to Beneficial Mutual Savings Bank Executive Salary Continuation Plan for Andrew J. Miller* (3)
	10.8	Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank* (3)
	10.9	Second Amendment to the Beneficial Mutual Savings Bank Board of Managers Non-Vested Deferred Compensation Plan* (3)
	10.10	Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan* (4)
	10.11	Beneficial Mutual Bancorp, Inc. 2008 Management Incentive Plan* (5)
	10.12	First Amendment to the Beneficial Mutual Savings Bank Management Incentive Plan* (6)
	10.13	Beneficial Bank Board of Trustees’ Non-vested Deferred Compensation Plan * (1)
	10.14	Beneficial Bank Stock-Based Deferral Plan * (1)
	10.15	Severance Pay Plan for Eligible Employees of Beneficial Mutual Savings Bank * (7)
	13.0	Annual Report to Stockholders
	21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 – Subsidiaries”
	23.1	Consent of Deloitte & Touche LLP
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Management contract or compensatory plan, contract or arrangement.
(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

	(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009.
	(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.
	(4)	Incorporated herein by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.
	(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009.
	(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.
	(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Date: March 15, 2010	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer and Director	March 15, 2010
Gerard P. Cuddy	(principal executive officer)

/s/ Joseph F. Conners	Executive Vice President and Chief	March 15, 2010
Joseph F. Conners	Financial Officer (principal financial and
accounting officer)

/s/ Edward G. Boehne	Director	March 15, 2010
Edward G. Boehne

Director
Karen Buchholz

/s/ Frank A. Farnesi	Director	March 15, 2010
Frank A. Farnesi

/s/ Donald F. Gayhardt	Director	March 15, 2010
Donald F. Gayhardt

Director
Elizabeth H. Gemmill

/s/ Thomas F. Hayes	Director	March 15, 2010
Thomas F. Hayes

/s/ Charles Kahn, Jr.	Director	March 15, 2010
Charles Kahn, Jr.

Director
Thomas J. Lewis

/s/ Joseph J. McLaughlin	Director	March 15, 2010
Joseph J. McLaughlin

/s/ Michael J. Morris	Director	March 15, 2010
Michael J. Morris

/s/ George W. Nise	Director	March 15, 2010
George W. Nise

/s/ Donald F. O'Neil	Director	March 15, 2010
Donald F. O’Neill

/s/ Roy D. Yates	Director	March 15, 2010
Roy D. Yates