Form 10-Q
period 2010-03-31
Beneficial Mutual Bancorp Inc
filed 2010-05-07
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Yes ☐                         No ☒

As of May 7, 2010, there were 81,853,553 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 36,060,778 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION
Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)
	March 31, 2010	December 31, 2009
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$41,102	$39,739
Interest-bearing deposits	7,457	139,962
Total cash and cash equivalents	48,559	179,701

Trading securities	3,526	31,825

INVESTMENT SECURITIES:
Available-for-sale (amortized cost of $1,423,888 and $1,260,670 at March 31, 2010 and December 31, 2009, respectively)	1,453,697	1,287,106
Held-to-maturity (estimated fair value of $73,591 and $49,853 at March 31, 2010 and December 31,2009, respectively)	71,534	48,009
Federal Home Loan Bank stock, at cost	28,068	28,068
Total investment securities	1,553,299	1,363,183

LOANS	2,785,122	2,790,119
Allowance for loan losses	(46,390)	(45,855)
Net loans	2,738,732	2,744,264
ACCRUED INTEREST RECEIVABLE	20,062	19,375
BANK PREMISES AND EQUIPMENT, Net	67,162	81,255
OTHER ASSETS
Goodwill	110,486	110,486
Bank owned life insurance	32,740	32,357
Other intangibles	19,547	20,430
Other assets	115,865	90,804
Total other assets	278,638	254,077
TOTAL ASSETS	$4,709,978	$4,673,680
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$268,379	$242,412
Interest-bearing deposits	3,320,670	3,266,835
Total deposits	3,589,049	3,509,247
Borrowed funds	408,304	433,620
Other liabilities	66,214	93,812
Total liabilities	4,063,567	4,036,679

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized,
none issued or outstanding as of March 31, 2010 and December 31, 2009	-	-
Common Stock - $.01 par value 300,000,000 shares authorized, 82,264,457 shares issued and 81,853,553 shares outstanding as of March 31, 2010 and December 31, 2009	823	823
Additional paid-in capital	345,900	345,356
Unearned common stock held by employee stock ownership plan	(24,736)	(25,489)
Retained earnings (partially restricted)	320,722	313,195
Accumulated other comprehensive income (loss)	7,298	6,712
Treasury Stock at cost, 410,904 shares at March 31, 2010 and December 31, 2009	(3,596)	(3,596)
Total stockholders' equity	646,411	637,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,709,978	$4,673,680

See accompanying notes to consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$36,513	$33,357
Interest on overnight investments	125	2
Interest on trading securities	34	-
Interest and dividends on investment securities:
Taxable	12,267	13,613
Tax-exempt	1,141	556
Total interest income	50,080	47,528
INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	2,559	1,984
Money market and savings deposits	2,273	3,451
Time deposits	4,580	7,946
Total	9,412	13,381
Interest on borrowed funds	4,364	4,668
Total interest expense	13,776	18,049
Net interest income	36,304	29,479

Provision for loan losses	4,950	3,000
Net interest income after provision for loan losses	31,354	26,479

NON-INTEREST INCOME
Insurance and advisory commission and fee income	3,010	2,748
Service charges and other income	3,264	3,652
Impairment charge on securities available-for-sale	-	(1,230)
Gains on sale of investment securities available-for-sale	2,003	2,848
Trading securities profits	27	-
Total non-interest income	8,304	8,018

NON-INTEREST EXPENSE
Salaries and employee benefits	15,633	14,275
Occupancy expense	3,145	3,203
Depreciation, amortization and maintenance	2,177	2,227
Marketing expense	1,045	1,749
Intangible amortization expense	883	891
FDIC Insurance	1,322	464
Other	6,280	5,629
Total non-interest expense	30,485	28,438
Income before income taxes	9,173	6,059
Income tax expense	1,646	931
NET INCOME	$7,527	$5,128

Earnings per share - Basic	$0.10	$0.07
Earnings per share - Diluted	$0.10	$0.07

Average common shares outstanding - Basic	77,785,046	77,756,281
Average common shares outstanding - Diluted	77,915,633	77,797,091

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BALANCE, JANUARY 1, 2009	82,264,457	$823	$342,420	$(28,510)	$296,106	$-	$(299)	$610,540
Net Income					5,128			5,128	$5,128
KSOP shares committed to be released			(27)	901				874
Stock option expense			272					272
Restricted stock shares			428					428
Purchase of treasury stock						(1,848)		(1,848)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $2,376)							4,413	4,413	4,413
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $997)							(1,851)	(1,851)	(1,851)
Reclassification adjustment for other than temporary impairment (net of tax of $430)							800	800	800
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $559)							1,555	1,555	1,555
Total other comprehensive income									4,917
Comprehensive income									$10,045
BALANCE, MARCH 31, 2009	82,264,457	$823	$343,093	$(27,609)	$301,234	$(1,848)	$4,618	$620,311

BALANCE, JANUARY 1, 2010	82,264,457	$823	$345,356	$(25,489)	$313,195	$(3,596)	$6,712	$637,001

Net Income					7,527			7,527	7,527
KSOP shares committed to be released			(43)	753				710
Stock option expense			284					284
Restricted stock shares			303					303
Purchase of treasury stock
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $1,881)							3,494	3,494	3,494
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $701)							(1,302)	(1,302)	(1,302)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $703)							(1,606)	(1,606)	(1,606)
Total other comprehensive income									586
Comprehensive income									$8,113
BALANCE, MARCH 31, 2010	82,264,457	$823	$345,900	$(24,736)	$320,722	$(3,596)	$7,298	$646,411

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$7,527	$5,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,950	3,000
Depreciation and amortization	1,491	1,486
Intangible amortization	883	891
Net gain on sale of investments	(2,003)	(2,848)
Impairment of investments	-	1,230
Accretion of discount on investments	(450)	(454)
Amortization of premium on investments	129	103
Deferred income taxes	(355)	(1,215)
Net loss from sales of premises and equipment	272	23
Amortization of KSOP	709	874
Increase in bank owned life insurance	(383)	(366)
Stock based compensation expense	588	700
Purchases of trading securities	(119,418)	-
Sales of trading securities	147,717	-
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	(687)	(643)
Accrued interest payable	(432)	(237)
Income taxes payable	1,485	1,476
Other liabilities	(28,213)	(876)
Other assets	(17,692)	13,612
Net cash (used) provided by operating activities	(3,882)	21,884

INVESTING ACTIVITIES:
Loans originated or acquired	(118,893)	(297,298)
Principal repayment on loans	118,875	175,042
Purchases of investment securities available for sale	(363,897)	(97,098)
Purchases of investment securities held to maturity	(27,131)
Net sales in money market fund	4,865	10,660
Proceeds from sales and maturities of investment securities available for sale	198,161	166,087
Proceeds from maturities, calls or repayments of investment securities held to maturity	3,584	11,914
Proceeds from sale of other real estate owned	1,439	76
Purchases of premises and equipment	(2,640)	(1,498)
Proceeds from sale of premises and equipment	845	28
Proceeds from other investing activities	28	-
Net cash used in investing activities	(184,764)	(32,087)

FINANCING ACTIVITIES:
Net decrease in borrowed funds	(21,745)	(136,367)
Net increase in checking, savings and demand accounts	158,796	208,423
Net decrease in time deposits	(79,547)	(31,148)
Purchase of treasury stock	-	(1,848)
Net cash provided by financing activities	57,504	39,060

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(131,142)	28,857

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	179,701	44,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,559	$73,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$9,841	$13,650
Cash payments for income taxes	516	2,100
Transfers of loans to other real estate owned	601	-
Transfers of bank branches to other real estate owned	-	124

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 15, 2010.  The results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  (i) Beneficial Advisors, LLC, which offers non-deposit investment products and services, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio.  All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.  Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.  Accordingly, the various financial services and products offered are aggregated into one reportable operating segment:  community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 720 for Segment Reporting.

As a result of guidance issued in June 2009 on FASB ASC Topic 810 regarding consolidation of variable interest entities, beginning January 1, 2010 the Company deconsolidated two variable interest entities previously consolidated.  The impact of this deconsolidation reduced premises and equipment by $14.1 million, increased other assets by $9.1 million and decreased liabilities by $5.0 million.  There was no net impact on the Consolidated Statement of Operations.

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

FASB Accounting Standards Codification

In June 2009, the FASB confirmed that FASB ASC would become the single official source of GAAP (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC.  All other literature is considered non-authoritative.  The FASB ASC is effective for interim and annual periods ending on or after September 15, 2009.  Therefore, we have changed the way specific accounting standards are referenced in our unaudited interim consolidated financial statements.

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

NOTE 3 – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares.  See Note 14 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2010	2009
Basic and diluted earnings per share:
Net income	$7,527	$5,128
Basic average common shares outstanding	77,785,046	77,756,281
Effect of dilutive securities	130,587	40,810
Dilutive average shares outstanding	77,915,633	77,797,091
Net earnings per share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

For the three months ended March 31, 2010, there were 2,084,850 outstanding options and 390,500 restricted stock grants that were anti-dilutive.  For the three months ended March 31, 2009, there were 1,697,500 outstanding options and 761,000 restricted stock grants that were anti-dilutive.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2010 and December 31, 2009 are as follows.

Investment securities available for sale are summarized in the following table:

(Dollars in thousands)
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$3,117	$240	$17	$3,340
U.S. Government Sponsored Enterprise ("GSE") and Agency Notes	496,338	1,017	792	496,563
GNMA guaranteed mortgage certificates	9,751	231	-	9,982
Collateralized mortgage obligations	127,634	2,409	60	129,983
Other mortgage-backed securities	607,352	27,776	-	635,128
Municipal bonds	156,550	1,279	443	157,386
Pooled trust preferred securities	21,351	-	2,268	19,083
Money market fund	1,795	437	-	2,232
Total	$1,423,888	$33,389	$3,580	$1,453,697

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$5,427	$871	$236	$6,062
GSE and Agency Notes	209,135	131	932	208,334
GNMA guaranteed mortgage certificates	10,214	180	-	10,394
Collateralized mortgage obligations	138,857	1,736	285	140,308
Other mortgage-backed securities	680,018	26,857	630	706,245
Municipal bonds	188,980	1,287	310	189,957
Pooled trust preferred securities	21,379	-	2,582	18,797
Money market fund	6,660	349	-	7,009
Total	$1,260,670	$31,411	$4,975	$1,287,106

Investment securities held to maturity are summarized in the following table:

(Dollars in thousands)
	March 31, 2010

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$674	$-	$30	$644
Other mortgage-backed securities	41,764	2,103	-	43,867
Municipal bonds	28,596	25	41	28,580
Foreign bonds	500	-	-	500
Total	$71,534	$2,128	$71	$73,591

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$685	$-	$30	$655
Other mortgage-backed securities	45,359	1,925	-	47,284
Municipal bonds	1,465	-	52	1,413
Foreign bonds	500	1	-	501
Total	$48,009	$1,926	$82	$49,853

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

In accordance with accounting guidance for equity securities, the Company evaluates its securities portfolio for OTTI throughout the year. Each investment, which has an estimated fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary:  (1) the length of time and the extent to which the fair value has been less than book value, (2) the financial condition and the near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Among the other factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity position of the Company.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

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

Upon adoption of accounting guidance for debt instruments issued in April of 2009 effective on June 30, 2009, which was subsequently incorporated into FASB ASC Topic 320 for Investments – Debt and Equity Securities, a cumulative effect adjustment should be made to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more likely than not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the guidance is adopted. The cumulative effect adjustment should include the related tax effects.  As there were no impairments taken on the Company’s debt securities at the time this guidance was issued, no cumulative adjustment to retained earnings was recorded.

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

(Dollars in thousands)
	March 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$145,288	$792	$-	$-	$145,288	$792
Other mortgage-backed securities	-	-	644	30	644	30
Municipal and other bonds	71,565	476	948	8	72,513	484
Pooled trust preferred securities	-	-	19,083	2,268	19,083	2,268
Collateralized mortgage obligations	13,756	37	808	23	14,564	60
Subtotal, debt securities	230,609	1,305	21,483	2,329	252,092	3,634
Equity securities	271	17	-	-	271	17
Total temporarily impaired securities	$230,880	$1,322	$21,483	$2,329	$252,363	$3,651

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$154,110	$932	$-	$-	$154,110	$932
Other mortgage-backed securities	82,220	630	655	30	82,875	660
Municipal and other bonds	72,166	356	494	6	72,660	362
Pooled trust preferred securities	-	-	18,797	2,582	18,797	2,582
Collateralized mortgage obligations	40,977	232	8,824	53	49,801	285
Subtotal, debt securities	349,473	2,150	28,770	2,671	378,243	4,821
Equity securities	2,264	236	-	-	2,264	236
Total temporarily impaired securities	$351,737	$2,386	$28,770	$2,671	$380,507	$5,057

The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available-for-sale and held-to-maturity portfolio were not other than temporarily impaired.

United States Government Sponsored Enterprise and Agency Notes

The Company’s investments in the preceding table in United States GSE notes that were in a loss position for less than 12 months and had an unrealized loss, on average, of 0.54% consisted of two debt obligations of Fannie Mae, currently under the conservatorship of the Federal Housing Finance Agency (FHFA), and one debt obligation of the Federal Home Loan Bank (FHLB) which is a cooperative of 12 regional banks that is regulated by the FHFA.   The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage-Backed Securities

The Company’s investments in the preceding table in mortgage-backed securities that were in a loss position for greater than 12 months and had an unrealized loss of 4.45% consisted of one government agency mortgage-backed security.  The unrealized loss is due to current interest rate levels relative to the Company’s cost.  The cash flows of this investment are a direct obligation of the U.S. Government.  Accordingly, the Company expects to recover its full payment of principal of this investment.  Because the unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investment before recovery of their amortized cost, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at March 31, 2010.

Municipal Bonds

The Company’s investments in the preceding table that were in a loss position for less than 12 months and had an unrealized loss, on average, of 0.66% consisted of the following types of municipal bonds:  (1) six obligations with an unrealized loss, on average, of 0.98% issued by the Pennsylvania Housing Finance Agency and rated Aa2 by Moody’s (2) eight non-rated short term municipal anticipation notes with an unrealized loss, on average, of 0.06% (3) 12 non-rated private placement bonds from one local New Jersey municipality with an unrealized loss, on average, of 2.01%; and (4) 24 general obligation bonds with an unrealized loss, on average, of 1.17% rated A or better by Moody’s and/or S&P issued by Pennsylvania municipalities and/or school districts. The Company’s investments in the preceding table that were in a loss position for greater than 12 months consisted of two municipal bonds, one issued by the Pennsylvania Housing Finance Agency rated Aa2 by Moody’s with an unrealized loss of 1.53% and one Pennsylvania General Obligation School District Bond rated A by Moody’s with an unrealized loss of 0.07%.  The unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Pooled Trust Preferred Securities

There has been little secondary market trading for pooled trust preferred collateralized debt obligations (CDOs), as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. While the number of issuers that have contractually deferred their interest payments has increased, the pooled trust preferred securities in this category are all senior tranches.   The senior tranches of trust preferred CDOs are generally protected from defaults by over-collateralization. The Company performs a calculation of the present value of the cash flows expected utilizing a cash flow analysis model and, based on the analysis performed on March 31, 2010, expects to recover its principal and interest on the investments.  Accordingly, because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

The Company’s investments in the preceding table that were in a loss position for greater than 12 months consisted of three pooled trust preferred securities with an unrealized loss, on average, of 10.6%.  The first pooled trust preferred security, Trapeza 2003-2A Class A1A, is rated Aa1 by Moody’s and AAA by Standard & Poor’s.  At March 31, 2010 the book value of the security totaled $3.30 million and the fair value totaled $3.29 million, representing an unrealized loss of $0.01 million, or 0.3%.  The second pooled trust preferred security, Trapeza 2003-4A Class A1A, is rated Aa3 by Moody’s and BBB by Standard & Poor’s.  At March 31, 2010 the book value of the security totaled $10.3 million and the fair value totaled $9.5 million, representing an unrealized loss of $0.8 million, or 7.6%.  The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and BB by Standard & Poor’s, which represents a rating of below investment grade.  At March 31, 2010, the book value of the security totaled $7.7 million and the fair value totaled $6.2 million, representing an unrealized loss of $1.5 million, or 19.1%.  At March 31, 2010, there were a total of 36 banks currently performing of the 45 remaining banks in the security.  A total of 6.5%, or $15.2 million, of the original collateral of $233.2 million has defaulted and 12.4%, or $29.0 million, of the original collateral has deferred.  Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.6% of outstanding collateral, every three years beginning in June 2010, with a 0% recovery, was modeled and resulted in no cash flow shortfalls.  This represents the assumption of an additional 26.7% of defaults from the remaining performing collateral of $172.5 million.  Excess subordination for the US Capital Fund III A-1 security represents 47.2% of the remaining performing collateral.  The excess subordination of 47.2% is calculated by taking the remaining performing collateral of $172.5 million, subtracting the Class A-1 or senior tranche balance of $91.1 million and dividing this result, $81.4 million, by the remaining performing collateral.  This excess subordination represents the additional collateral supporting our tranche.

Collateralized Mortgage Obligations

The Company’s investments in the preceding table that were in a loss position for less than 12 months and had an unrealized loss, on average, of 0.27% consisted of five collateralized mortgage obligations (CMOs) of which one was issued by a  GSE with an unrealized loss of 0.08% and four are non-agency (whole loan) mortgage-backed securities with an unrealized loss of 0.46%. The Company’s investments in the preceding table that were in a loss position for greater than 12 months and had an unrealized loss, on average, of 2.73% consisted of two non-agency (whole loan) CMOs. The unrealized losses in the government agency CMO and the GSE CMOs are due to current interest rate levels relative to the Company’s cost.  The contractual cash flows of the investments in GSE CMOs are debt obligations of Freddie Mac, which is currently under the conservatorship of the FHFA.  Accordingly, the Company expects to recover its full payment of principal with respect to the investments.  Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

The decline in the market value of the whole loan CMOs is attributable to the widening of credit spreads in the whole loan CMO market.  The Company performs a qualitative analysis by monitoring certain characteristics of its non-agency CMOs, such as ratings, delinquency and foreclosure percentages, historical default and loss severity ratios, credit support and coverage ratios.  Based on the analysis performed at March 31, 2010, the Company expects to recover all principal and interest payments of its non-agency CMOs and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Equity Securities

In the preceding table, the Company’s investment in this category consist of one bank-issued common stock in a loss position for less than 12 months at 5.8%.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of impairment and the Company has the ability and intent to hold this investment until a recovery of fair value.  The Company, therefore, does not consider this investment to be other-than-temporarily impaired at March 31, 2010.

The following table sets forth the stated maturities of the investment securities at March 31, 2010 and December 31, 2009.  Mutual funds, money market funds and equity securities are not included in the table based on lack of maturity.

	March 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale:
Due in one year or less	$40,051	$40,122	$80,560	$80,685
Due after one year through five years	154,766	155,167	28,684	29,029
Due after five years through ten years	452,388	454,487	295,932	296,355
Due after ten years	154,668	153,239	153,175	151,326
Mortgage-backed securities	617,103	645,110	690,232	716,640
Total	$1,418,976	$1,448,125	$1,248,583	$1,274,035
Held to maturity:
Due in one year or less	$27,266	$27,279	$135	$134
Due after one year through five years	960	951	960	945
Due after five years through ten years	615	602	615	591
Due after ten years	255	249	255	244
Mortgage-backed securities	42,438	44,510	46,044	47,939
Total	$71,534	$73,591	$48,009	$49,853

At March 31, 2010 and December 31, 2009, $672.9 million and $567.8 million, respectively, of securities were pledged to secure municipal deposits.  As of March 31, 2010 and December 31, 2009, the Company had $285.3 million and $280.1 million, respectively, of securities pledged as collateral on secured borrowings.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent, to a certain degree, on the economy of this region.  The U.S. and global economic environment has changed considerably over the past couple of years.   While the Company does not engage in subprime lending, the slowdown in housing activity and decline in home values associated with the subprime mortgage crisis has led to wider credit disruptions throughout the financial services industry, bankruptcy or failure of financial services companies, sharp declines in stock indices and significant government intervention in the banking and insurance industries.  Though economic activity has improved somewhat from its weakened condition, it does not appear likely that economic growth and real estate collateral values will improve significantly in the coming months.  This will cause continued strain on the financial condition of both households and businesses.

The Company proactively manages credit risk in its loan portfolio and employs a comprehensive loan review process.

Major classifications of loans at March 31, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	March 31, 2010	December 31, 2009
Real estate loans:
One-to-four family	$650,216	$648,465
Commercial real estate	865,311	783,043
Residential construction	13,694	11,938
Total real estate loans	1,529,221	1,443,446

Commercial business loans	449,231	524,544

Consumer loans:
Home equity loans and lines
of credit	300,225	313,697
Auto loans	135,735	140,196
Education loans	263,919	256,429
Other consumer loans	105,283	110,095
Total consumer loans	805,162	820,417
Total loans	2,783,614	2,788,407

Net deferred loan fees and costs	1,508	1,712
Allowance for loan losses	(46,390)	(45,855)
Loans, net	$2,738,732	$2,744,264

The activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 and the twelve months ended December 31, 2009, is as follows:

(Dollars in thousands)
	March 31,		December 31,
	2010	2009	2009
Balance, beginning of year	$45,855	$36,905	$36,905
Provision for loan losses	4,950	3,000	15,697
Charge-offs	(4,599)	(2,758)	(7,703)
Recoveries	184	198	956
Balance, end of period	$46,390	$37,345	$45,855

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

Components of Impaired Loans
(Dollars in thousands)
	March 31, 2010	December 31, 2009
Impaired loans with related allowance for loan losses	$36,293	$30,473
Impaired loans with no related allowance for loan losses	35,637	41,414
Total impaired loans	$71,930	$71,887

Valuation allowance related to impaired loans	$16,830	$15,878

Analysis of Impaired Loans
(Dollars in thousands)
	For the three months ended March 31,
	2010	2009
Average impaired loans	$71,752	$17,664
Interest income recognized on impaired loans	-	-
Cash basis interest income recognized on impaired loans	77	26

At March 31, 2010 and December 31, 2009, loans in the amount of $703.3 million and $682.5 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 6 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at March 31, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	March 31, 2010	December 31, 2009
Land	$15,533	$15,533
Bank premises	36,084	53,042
Furniture, fixtures and equipment	24,046	23,999
Leasehold improvements	9,418	9,397
Construction in progress	8,621	6,804
Total	93,702	108,775
Accumulated depreciation and amortization	(26,540)	(27,520)
Total	$67,162	$81,255

Bank premises and equipment decreased $14.1 million as a result of the deconsolidation of two variable interest entities during the quarter ended March 31, 2010.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc., FMS Financial Corporation, and Paul Hertel & Company were accounted for in accordance with guidance from FASB ASC Topic 350 regarding Goodwill and Intangible Assets.  As required under the guidance, goodwill is not amortized but rather is reviewed for impairment at least annually as of December 31.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible which is amortized over an estimated useful life of ten years.  As of March 31, 2010, the core deposit intangible net of accumulated amortization totaled $13.0 million.  The other amortizing intangibles, which include customer lists, vary in estimated useful lives from 2-13 years.  The weighted average lives for core deposit intangibles, customer lists, trademarks and agreements not to compete are 11.0 years, 11.6 years, 2.6 years and 3.5 years, respectively.

Overall economic conditions and increased competition significantly impacted the financial results of the insurance brokerage business during 2009.  As a result, during the third quarter of 2009, the Company conducted an impairment evaluation of goodwill specifically related to the insurance brokerage business and recorded an impairment charge of $1.0 million.  The Company determined the fair value of the insurance brokerage business based upon a combination of the guideline public company technique, the precedent transaction technique and the discounted cash flow technique.  Goodwill impairment totaled $1.0 million as of March 31, 2010 and December 31, 2009.

Goodwill and other intangibles at March 31, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31,2009	$110,486	$13,577	$6,853
Amortization	-	(650)	(233)
Balances at March 31, 2010	$110,486	$12,927	$6,620

The following table summarizes intangible assets at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(10,288)	$12,927	$23,215	$(9,638)	$13,577
Customer relationships and other	10,251	(3,631)	6,620	10,251	(3,398)	6,853
Total	$33,466	$(13,919)	$19,547	$33,466	$(13,036)	$20,430

NOTE 8 – DEPOSITS

Deposits at March 31, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	March 31,	December 31,
	2010	2009
Non-interest bearing deposits	$268,379	$242,412
Interest earning checking accounts	1,238,510	1,122,515
Money market accounts	635,160	665,757
Savings accounts	580,076	532,511
Time deposits	866,924	946,052
Total deposits	$3,589,049	$3,509,247

At March 31, 2010 and December 31, 2009, $867.2 million and $821.3 million, respectively, of total deposits were municipal deposits consisting primarily of interest-earning checking accounts.

NOTE 9 – BORROWED FUNDS

Borrowed funds at March 31, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	March 31, 2010	December 31, 2009
FHLB advances	$148,000	$169,750
Repurchase agreements	235,000	235,000
Federal Reserve overnight borrowings	-	-
Statutory trust debenture	25,304	25,299
Other	-	3,571
Total borrowed funds	$408,304	$433,620

The Company assumed FMS Financial Corporation’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the Company’s acquisition of FMS Financial Corporation on July 13, 2007. The Company’s debenture to the Trust as of March 31, 2010 was $25.3 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million.  The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The debentures are redeemable by the Company anytime after June 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2010 and December 31, 2009, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2010 and December 31, 2009, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2010:
Tier 1 Capital (to average assets)	$448,304	9.71%	$138,500	3.00%	$230,900	5.00%
Tier 1 Capital (to risk weighted assets)	448,304	16.89%	106,200	4.00%	159,300	6.00%
Total Capital (to risk weighted assets)	481,866	18.15%	212,400	8.00%	265,500	10.00%

As of December 31, 2009:
Tier 1 Capital (to average assets)	$439,865	9.81%	$134,500	3.00%	$224,200	5.00%
Tier 1 Capital (to risk weighted assets)	439,865	16.71%	105,300	4.00%	157,900	6.00%
Total Capital (to risk weighted assets)	473,090	17.98%	210,500	8.00%	263,200	10.00%

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2010, the Company recorded an income tax expense of $1.6 million, for an effective tax rate of 17.9%, compared to a tax expense of $0.9 million, for an effective tax rate of 15.4% for the same period in 2009. The increase was due primarily to an increase in income before income taxes of $3.1 million to $9.2 million for the three months ended March 31, 2010, from income before income taxes of $6.1 million for the three months ended March 31, 2009.  In addition, increases in average tax exempt securities and loans of $100.0 million for the three months ended March 31, 2010 compared to the same period in 2009 helped to minimize the overall increase in the effective income tax rate.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, bank-qualified tax exempt investments and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for income taxes.  The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The initial adoption of FASB ASC Topic 740 did not have a material impact on the Company’s consolidated financial condition and results of operations.  The tax liability for uncertain tax positions was $0.05 million as of March 31, 2010 and December 31, 2009. This represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The Company recognizes, when applicable, interest and penalties related to tax positions in the provision for income taxes in the consolidated statement of operations.  As of March 31, 2010, the tax liability recorded for uncertain tax positions consisted totally of accrued interest and penalties.  In 2009, an examination of the 2006 consolidated federal income tax return was completed by the Internal Revenue Service (“IRS”) with no changes to reported tax.  Also in 2009, the Company received a notice from the IRS that the 2007 consolidated federal tax return was selected for examination.  The 2008 tax year remains open to examination by the IRS, and the tax years 2006 through 2008 remain subject to examination by Pennsylvania and Philadelphia taxing authorities.  The tax years 2005 through 2008 remain subject to examination by New Jersey taxing authorities.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  The amount of this reserve on which no deferred taxes have been provided is approximately $2.3 million. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Company fails to qualify as a “bank,” as such term is defined under the Internal Revenue Code; or (3) there is a change in federal tax law.

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

The components of net pension cost are as follows:

(Dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$-	$-	$53	$179
Interest cost	964	931	332	237
Expected return on assets	(927)	(768)	-	-
Amortization of loss (gain)	215	196	(2)	4
Amortization of prior service cost	-	-	47	37
Amortization of transition obligation	-	-	41	41
Net periodic pension cost	$252	$359	$471	$498

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

The balance of the loan to the KSOP as of March 31, 2010 was $26.8 million compared to $29.3 million at March 31, 2009, respectively.

All full time employees and certain part time employees are eligible to participate in the KSOP if they meet service criteria.  Shares will be allocated and released based on the Company’s 401(k) Plan Document.  While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP the Company makes basic contributions and matching contributions. The Company makes additional contributions for certain employees based on age and years of service.  The Company may also make discretionary contributions under the KSOP.  Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The Company recorded an expense of approximately $0.9 million for the period ended March 31, 2010 and an expense of approximately $0.9 million for the three months ended March 31, 2009.

NOTE 14 – STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC 718 “Compensation-Stock Compensation.” The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with the guidance, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date. As a result, it may be necessary to recognize the expense using a ratable method.

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of March 31, 2010, 68,000 shares were fully vested and 76,500 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if certain specified performance requirements are met during a specific performance measurement period. The Company believes it is probable that the performance measurements will be met.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. For the three months ended March 31, 2010 and March 31, 2009 the expense recognized for the stock awards was $0.3 million and $0.4 million, respectively.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2010.

(Dollars in thousands)
Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2010	836,500	$11.28
Issued	150,500	9.70
Vested	(6,000)	8.35
Forfeited	(76,500)	11.13
Non-vested Stock Awards outstanding, March 31, 2010	904,500	11.05

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2009.

(Dollars in thousands)
Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2009	761,000	$11.86
Issued	136,500	8.35
Vested	-	-
Non-vested Stock Awards outstanding, March 31, 2009	897,500	$11.33

The fair value of the 6,000 shares vested during the three months ended March 31, 2010 was $0.07 million.

The EIP authorizes the grant of options to officers, employees, and directors of the company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the three months ended March 31, 2010, the Company granted 276,600 options compared to 227,250 during the same period ended March 31, 2009.  All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable at the rate of 20% a year over five years. For the three months ended March 31, 2010 and March 31, 2009, the compensation expense for the options was $0.3 million.

A summary of option activity as of March 31, 2010 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2010	1,922,250	$11.44
Granted	276,600	9.70
Exercised	-	-
Forfeited	(111,000)	11.57
Expired	-	-
March 31, 2010	2,087,850	$11.22

A summary of option activity as of March 31, 2009 and changes during the three month period is presented below.

	Number of Options	Weighted Exercise Price per Shares

January 1, 2009	1,697,500	$11.86
Granted	227,250	$8.35
Exercised	-	-
Forfeited	-	-
Expired	-	-
March 31, 2009	1,924,750	$11.45

The weighted average remaining contractual term was approximately 8.63 years for options outstanding as of March 31, 2010.  As of March 31, 2010, there were 393,050 options that were exercisable. No options were exercisable as of March 31, 2009.

The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant. Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2010 and March 31, 2009 are as follows.

	For the Year Three Months Ended	For the Year Three Months Ended
	March 31, 2010	March 31, 2009
Weighted average fair value of options granted	$3.56	$2.94
Weighted average risk-free rate of return	2.99%	2.38%
Weighted average expected option life in months	78	78
Weighted average expected volatility	29.87%	29.77%
Expected dividends	$-	$-

The expected volatility was determined using historical volatilities based on historical stock prices. The Company used the simplified method for determining the expected life for options as allowed under accounting guidance on Stock Compensation.  As of March 31, 2010, there was $5.0 million of total unrecognized compensation cost related to options and $8.0 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP.  As of March 31, 2009, there was $5.7 million in unrecognized compensation cost related to options and $9.1 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP. The average weighted lives for the option expense were 3.72 and 4.42 years for three months ended March 31, 2010 and March 31, 2009, respectively. The average weighted lives for the stock award expense were 3.82 and 4.57 years for three months ended March 31, 2010 and March 31, 2009, respectively. No options were exercised during three months ended March 31, 2010, and no tax benefit was recorded to additional-paid-in capital as a result of the tax deduction exceeding the GAAP expense for the option expense.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $263.1 million at March 31, 2010, as compared to $268.6 million as of December 31, 2009. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations and cashflows.

The Company is a member of the VISA USA Network (“VISA”).  On October 3, 2007, VISA announced it had completed restructuring transactions in preparation for its initial public offering (“IPO”), which was expected to occur in the first quarter of 2008.  As part of the restructuring, the Company’s indemnification obligation was modified to include only certain known litigation as of the date of restructuring.  This modification triggered a requirement to fair value the indemnification obligation in accordance with FASB ASC Topic 460 for Guarantees. The Company’s potential indemnification obligations based on its proportionate share of ownership in VISA USA is not material as of March 31, 2010 or December 31, 2009.  The Company’s liability has been netted with the Company’s proportionate share of indemnification escrow which VISA set aside to cover the litigation existing prior to its initial public offering.  The Company’s net liability was $0.1 million as of March 31, 2010 and December 31, 2009.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update requires SEC filers to evaluate subsequent events through the date the financial statements are issued. These amendments remove the requirement for a SEC filer to disclose the evaluation date in both issued and revised financial statements. Revised financial statements are a result of correction of an error or a retrospective application of GAAP.   Upon revising its financial statements, a filer is required to review subsequent events through the revised date. This amendment is effective for interim or annual periods ending after June 15, 2010. The Company will comply with the guidance and its effective date.  The Company does not anticipate any material impact to the financial statements related to this guidance.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (topic 958): Improving Disclosures about Fair Value Measurements”. This amendment requires disclosures for transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amount of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers.  Additionally, for the activity in Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuance and settlements on a gross basis rather than on a net number.  The guidance clarifies existing disclosures for level of disaggregation.  The guidance requires fair value measurement disclosures for each class of assets and liabilities. Additionally, the guidance requires disclosures about inputs and valuation techniques.  The majority of the new requirements are effective for interim and annual reporting periods for years beginning after December 15, 2009.  The disclosures regarding the roll forward of activity for  Level 3 fair value measurements are effective for fiscal years beginning on or after December 15, 2010. For the quarter ended March 31, 2010 the Company has adopted the required disclosures.  See Note 17 – Fair Value of Financial Instruments.

In January 2010 the FASB issued ASU 2010-05 “Compensation – Stock Compensation (718): Escrowed Share Arrangements and the Presumption of Compensation.” This amendment incorporates the SEC staff’s view that escrow share arrangements involving the release of shares to shareholders based on performance criteria are compensatory. This update does not materially impact the Company’s unaudited consolidated interim financial statements.

In October 2009, the FASB issued ASU No. 2009-15 “Accounting for Own Share Lending arrangements in Contemplation of Convertible Debt Issuance or Other Financing.”  This guidance impacts debt and certain preferred stock with specific conversion features and other options including debt instruments with detachable warrants and convertible securities.  Changes related to this update are effective for fiscal years beginning on or after December 15, 2009.  This statement did not have a material impact on the Company’s unaudited consolidated interim financial statements.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.”  ASU No. 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance.  The Company adopted this ASU in its disclosures containing the fair value of financial liabilities. See Note 17 - Fair Value of Financial Instruments.

In June 2009, FASB issued guidance regarding variable interest entities which is now incorporated into FASB ASC Topic 810 for Consolidation, which addresses certain provisions regarding consolidation of variable interest entities.  This guidance defines the primary beneficiary of variable interest entities as meeting the following two criteria 1) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance 2) the obligation to absorb the losses or receive the benefits that could potentially be significant to the variable interest entity.  This statement changes the current requirements which are based on a quantitative approach to a more qualitative approach. Additionally, the statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This statement is effective for periods beginning after November 15, 2009.  Management adopted this guidance and deconsolidated the two variable interest entities.  As result of the deconsolidation, premises and equipment was reduced by $14.1 million, other assets increased by $9.1 million and liabilities decreased by $5.0 million.

In June 2009, FASB issued authoritative guidance on accounting for transfers of financial assets which is now incorporated into FASB ASC Topic 860 for Transfers and Servicing. In December 2009, FASB issued ASU No. 2009-16 “Accounting for Transfers of Financial Assets” which reflects the amendments issued in SFAS 166.  The guidance implements two primary changes and eliminates the exceptions for special-purpose qualifying entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The guidance establishes conditions for reporting a transfer of a portion of a financial asset as a sale. This guidance is effective for periods beginning after November 15, 2009.  The Company adopted this guidance for the quarter ended March 31, 2010 and the changes did not have a material impact on the Company’s unaudited consolidated interim financial statements.

In May 2009, FASB issued authoritative guidance on subsequent events which is now incorporated into FASB ASC Topic 855 for Subsequent Events, which establishes general standards of accounting disclosures of events that occur after the balance sheet date but before the date the financial statements are issued.  This statement sets forth guidelines defining the period after the balance sheet date in which management should evaluate transactions for potential recognition or disclosure to the financial statements.  Additionally the statement addresses circumstances which would cause an entity to recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures as subsequent events. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable guidance on the accounting treatment for subsequent events or transactions. In addition to the above guidance concerning subsequent events, the FASB issued ASU 2010-09 “Subsequent Events” in February 2010.  This update changes the guidance to require an SEC filer to evaluate subsequent events through the date the filer’s financial statements are issued. This update will be effective for interim and annual periods ending after June 15, 2009.  The Company adopted this guidance for the quarter ended September 30, 2009 and the adoption of the guidance did not have a material impact on the Company’s unaudited consolidated interim financial statements.

In April 2009, FASB issued guidance related to determining fair value when the value and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly which is now incorporated into FASB ASC Topic 820 for Fair Value Measurements and Disclosures.   This guidance is for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased.  Under this guidance price quotes for assets and liabilities resulting from inactive markets may require adjustments. This guidance outlines possible factors to consider in determining if a market is inactive consisting of transactions that are not orderly. Additionally, valuations based on inactive transactions that are not orderly should not be given significant weighting in the valuation of assets. This guidance does not prescribe a methodology for making significant adjustments to quoted prices when estimating fair value. This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively.  The Company adopted this statement for the quarter ended September 30, 2009.  Such adoption did not have a material impact on the Company’s unaudited consolidated interim financial statements.

In April 2009, FASB issued guidance related to the recognition of OTTI, which is now incorporated into FASB ASC Topic 320 for Investments – Debt and Equity Securities.  This guidance amends the OTTI guidance for debt securities and makes guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Accounting guidance for debt securities requires the Company to assess whether the loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security.

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

This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 and shall be applied prospectively.  Adoption of this guidance required additional disclosures but did not have a material impact to the consolidated financial statements.

In April 2009, FASB issued guidance on Interim disclosures about fair value of financial instruments which is currently incorporated into FASB ASC Topic 825 for Financial Instruments and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Adoption of this guidance required additional disclosures but did not materially impact the unaudited interim consolidated financial statements.  See Note 4 – Investment Securities.

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

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at March 31, 2010 are as follows:

(Dollars in thousands)
	Category Used for Fair Value Measurement As of March 31, 2010
	Level 1		Level 2	Level 3		Total
Assets:
Investment securities available for sale:
U.S. GSE and agency notes	$		$496,563	$		$496,563
GNMA guaranteed mortgage certificates			9,982			9,982
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs			9,657			9,657
Agency CMOs			44,699			44,699
Non-agency CMOs			75,627			75,627
Other mortgage-backed securities			635,128			635,128
Municipal bonds
General obligation municipal bonds			136,994			136,994
Revenue municipal bonds			20,392			20,392
Pooled trust preferred securities (financial industry)					19,083	19,083
Equity securities (financial industry)		3,340				3,340
Money market funds		214				214
Mutual funds (large blend)			1,720			1,720
Certificates of deposit		298				298
Total		$3,852	$1,430,762		$19,083	$1,453,697

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 2 GSE and agency notes was $496.5 million.  Included in this category are $0.6 million of government guaranteed debt obligations of the Department of Housing and Urban Development (HUD), which have a weighted average coupon of 7.50%, weighted average maturity of 4.3 years and are currently callable semi-annually.  The remaining $495.9 million of the securities are Fannie Mae and FHLB Structured GSE notes which step one time or multiple times and are callable by the issuer at future dates prior to maturity.  These securities currently have a weighted average coupon of 2.31% and weighted average maturity of 6.48 years. To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 2 GNMA residential mortgage backed securities was $10.0 million.  The underlying loans are guaranteed by the U.S. government, have a weighted average coupon rate of 4.44% and a weighted average maturity of 23.0 years.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 2 other residential mortgage-backed securities was $635.1 million.  Included in this category are $589 million Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities with underlying loans that have a weighted average coupon rate of 5.50% and a weighted average maturity of 15.4 years.  Also included in this category are $46.1 million of Fannie Mae and Freddie Mac Adjustable Rate residential mortgage backed securities with underlying loans that have a weighted-average coupon rate of 4.46% and a weighted average maturity of 28.1 years.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 2 GNMA collateralized mortgage obligations was $9.7 million.  The underlying loans are guaranteed by the U.S. government which have a weighted average coupon rate of 5.00% and a weighted average maturity of 28.8 years.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 2 Agency CMOs was $44.7 million.  These securities are issued by Fannie Mae and Freddie Mac.  The underlying loans have a weighted average coupon rate of 5.84% and a weighted average maturity of 21.2 years.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for sale Level 2 Non-Agency (whole loan) CMOs was $75.6 million.  Included in this category are $44.4 million 15 year and 20 year pass-through certificates whose underlying loans have a weighted average coupon rate of 5.34% and a weighted average maturity of 9.8 years.  Also included in this category are $29.3 million of 15 year sequentials whose underlying loans have a weighted average coupon rate of 5.26% and a weighted average maturity of 7.9 years.  Included in this category are $1.9 million of senior support pass-through certificates whose underlying loans have a weighted average coupon rate of 5.54% and a weighted average maturity of 12.4 years.  The majority of whole loan CMOs, 93.7%, were issued in 2002 to 2004, while 6.3% of whole loan CMOs were issued in 2005 and 2006.  The majority of the whole loan CMO portfolio, 95.5%, is rated AAA by Standard & Poor’s.  The remaining 4.5% of the whole loan CMO portfolio, 2.8% and 1.7%, is rated B+ and CCC, respectively, by Standard and Poor’s.  To estimate the fair value of the securities, the Company utilizes a brokers’ approach to pricing which is cognizant of the current whole loan CMO market environment.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 2 general obligation municipal bonds was $137.0 million.  Included in this category are $40.0 million of short term municipal anticipation notes which mature within one year.  To estimate fair value of the short term municipal anticipation notes, these securities are priced based off of a similar yield curve.  Included in this category are $96.0 million of securities issued by Pennsylvania municipalities and/or school districts rated A or better by Moody’s and/or S&P.  The remaining $1.0 million of securities in this category are issued by a Pennsylvania school district which is rated Baa1.  To estimate the fair value of these securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 2 revenue municipal bonds is $20.4 million.  These securities are issued by the Pennsylvania Housing Finance Agency and rated Aa2 by Moody’s.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 3 pooled trust preferred securities is $19.1 million. These securities consist of three floating rate pooled trust preferred securities whose underlying collateral consists of financial services’ debt.  The first Pooled trust preferred security, Trapeza 2003-2A Class A1A, is rated Aa1 by Moody’s and AAA by Standard & Poor’s and has a current coupon rate of 1.27% which resets semi-annually at 6 month LIBOR +0.65% and, on October 5, 2013, begins resetting semi-annually at 6 month LIBOR plus 1.30%.  The second pooled trust preferred security, Trapeza 2003-4A Class A1A, is rated Aa3 by Moody’s and BBB by Standard & Poor’s and has a current coupon of 1.07% which resets semi-annually at six-month LIBOR plus 0.58% and, on November 13, begins resetting semi-annually at six-month LIBOR plus 1.16%.  The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and BB by Standard & Poor’s and has a current coupon rate of 0.74% which resets quarterly at three-month LIBOR plus 0.48%.  The Company used observable transactions of similar rated single trust preferred issues to obtain an average discount margin which was applied to a cash flow analysis model in determining the fair value of our CDOs.

As of March 31, 2010, the fair value of the Company’s investments in available-for-sale Level 1 equity securities is $3.3 million.  These securities consist of bank-issued common stocks.   To estimate the fair value of these securities, the Company utilizes an industry standard pricing service.

As of March 31, 2010, the fair value of the Company’s investments in available-for sale Level 1 money market funds is $0.2 million.  To estimate the fair value of these funds, the value is priced using a net asset value of $1.00 per share based on the funds’ prospectus and statements.

As of March 31, 2010, the fair value of the Company’s investments in available-for sale Level 2 large blend mutual funds is $1.7 million.  To estimate the fair value of these funds, the value is priced using the closing NAV available on Bloomberg.

As of March 31, 2010, the fair value of the Company’s investments in Level 1 certificates of deposit are $0.3 million.  These certificates are certificates of deposits at local banks within Pennsylvania and New Jersey with a maturity of less than one year. To estimate the fair value of these certificates, the Company carries these at cost.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

Level 3 Investments Only (Dollars in thousands)	Period Ended March 31, 2010
Available-for-Sale Securities
Balance, January 1, 2009	$18,797
Total gains or losses realized/(unrealized):
Included in earnings	-
Included in other comprehensive income	314
Payments	(28)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2010	$19,083

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below (in thousands).  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at March 31, 2010 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  In accordance with the provisions of FASB ASC Topic 350 for Intangibles-Goodwill and Other, goodwill with a carrying amount of $111.5 million was written down to its impaired value of $110.5 million, resulting in an impairment charge of $1.0 million, which was included in earnings for the period ended September 30, 2009.

Assets measured at fair value on a nonrecurring basis are as follows:

		Category Used for Fair Value Measurement
	Balance at March 31, 2010	Level 1	Level 2	Level 3
Goodwill	$110,486	$-	$-	$110,486
Impaired loans	71,930	-	-	71,930

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

	Fair Value of Financial Instruments
	At March 31, 2010		At December 31, 2009

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$48,559	$48,559	$179,701	$179,701
Trading securities	3,526	3,526	31,825	31,825
Investment securities	1,553,299	1,555,356	1,363,183	1,365,026
Loans - net	2,738,732	2,679,033	2,744,264	2,663,740

Liabilities:
Checking deposits	1,506,889	1,506,889	1,363,516	1,363,516
Money market and savings accounts	1,215,236	1,215,236	1,199,679	1,199,679
Time deposits	866,924	874,507	946,052	954,835
Borrowed funds	408,304	405,725	433,620	438,769

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments - The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, yield curve analysis, and prices obtained from independent pricing services.  The fair value of CDOs is determined by using observable transactions of similar rated singe trust preferred issues to obtain an average discount margin which is applied to a cash flow analysis model. The fair value of Federal Home Loan Bank stock is not determinable since there is no active market for the stock.

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

Commitments to Extend Credit and Letters of Credit - The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.  The estimated fair value approximates the recorded net deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2010 and December 31, 2009, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Allowance for Loan Losses.  We consider the allowance for loan losses to be a critical accounting policy.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  overall economic conditions; value of collateral; delinquencies; historical charge off; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the loan portfolio collectability.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Goodwill and Intangible Assets.  Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in FASB ASC Topic 350 for Intangibles – Goodwill and Other) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Overall economic conditions and increased competition have significantly impacted the financial results of the insurance brokerage business recently.  As a result, during the third quarter of 2009, the Company conducted an impairment evaluation of the goodwill specifically related to the insurance brokerage business. This impairment test is generally performed annually as of December 31.  As a result of this testing, the Company recorded a charge of $1.0 million for impairment of goodwill relating to the Bank’s insurance brokerage subsidiary.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.  At March 31, 2010 the fair value of other intangible assets exceeded the carrying amount and no impairment was recorded.

Income Taxes.  The Company estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Company conducts business.  On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.  The estimated income tax expense is recorded in the Consolidated Statement of Operations.

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

Stock Based Compensation.  The Company accounts for stock awards and stock options granted to employees and directors based on guidance FASB ASC Topic 718 for Compensation – Stock Compensation. The Company recognizes the related expense for the options and awards over the service period using the straight-line method.

Postretirement Benefits.  The Company currently provides certain postretirement benefits to qualified retired employees.  These postretirement benefits principally pertain to health insurance coverage and life insurance.  The costs of such benefits are accrued during the years the employees provide service and are determined by consulting actuaries based upon certain assumptions such as discount rates, premium costs and mortality.

Background and Overview

The Company is a community-based, diversified financial services company providing consumer and commercial banking services.  Its principal subsidiary, Beneficial Bank (the “Bank”), has served individuals and businesses in the Delaware Valley area for more than 156 years.  The Company is the oldest and largest bank headquartered in Philadelphia, Pennsylvania with 68 offices in the greater Philadelphia and Southern New Jersey regions. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

At March 31, 2010 total assets increased $36.3 million, or 0.8%, to $4.7 billion from December 31, 2009.  The growth in total assets was primarily due to an increase in investment securities of $190.1 million partially offset by decreases in cash, trading securities and premises and equipment. Investment securities purchased during the quarter ended March 31, 2010 consisted of government sponsored enterprise notes, municipal anticipation notes and tax exempt bonds. Total deposits increased $79.8 million, or 2.3%, to $3.6 billion at March 31, 2010, compared to $3.5 billion at December 31, 2009, as core deposits increased by $155.6 million, while time deposits decreased by $79.1 million.  At March 31, 2010, stockholders’ equity equaled $646.4 million, or 13.7% of total assets, compared to $637.0 million, or 13.6% of total assets, at December 31, 2009, and $620.3 million, or 15.3% of total assets, at March 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

General – The Company recorded net income of $7.5 million, or $0.10 per share, for the three months ended March 31, 2010, compared to net income of $5.1 million, or $0.07 per share, for the same period in 2009.  The increase in net income was primarily the result of an increase in net interest income of $6.8 million, partially offset by an increase in non-interest expense of $2.0 million and an increase in the provision for loan losses of $2.0 million.

Net Interest Income – The Company’s net interest income increased $6.8 million, or 23.2%, to $36.3 million for the three months ended March 31, 2010 from $29.5 million for the same period in 2009.  Total interest income increased $2.6 million to $50.1 million for the three months ended March 31, 2010 from the same period in 2009. This was due to an increase in average interest earning assets of $0.7 billion to $4.4 billion for the three months ended March 31, 2010 from the same period in 2009 with a decrease in the average yield on interest earning assets of 58 basis points to 4.62% for the three months ended March 31, 2010 compared to 5.20% for the same period in 2009. Total interest expense decreased $4.3 million to $13.8 million for the three months ended March 31, 2010 from the same period in 2009. This was partially due to a decrease in average time deposits of $117.4 million for the three months ended March 31, 2010 from the prior year period.  The resulting cost on interest bearing liabilities decreased 87 basis points from 2.37% for the three months ended March 31, 2009 to 1.50% for the three months ended March 31, 2010.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $5.0 million during the three months ended March 31, 2010, an increase from a provision of $3.0 million recorded for the same three-month period in 2009.  The allowance for loan losses at March 31, 2010 totaled $46.4 million, or 1.67% of total loans outstanding, compared to $37.3 million, or 1.47% of total loans outstanding, at March 31, 2009. The provision for loan losses was determined by management to be an appropriate amount to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased to $8.3 million for the three months ended March 31, 2010, up $0.3 million from $8.0 million for the quarter ended March 31, 2009.  The increase in non-interest income resulted primarily from a decrease in impairment charges on securities available for sale of $1.2 million.  As a result of an evaluation of unrealized losses on securities due to the current interest rate levels relative to the Company’s cost and near term prospects of the issuers in relation to the severity of the decline, the Company recorded an other-than-temporary impairment charge of $1.2 million during the three months March 31, 2009.  No impairment charge was recorded for the three months ended March 31, 2010. This was partially offset by a decrease in gains on sale of investment securities available for sale.  For the three month period ending March 31, 2010, gains of $2.0 million on the sale of investment securities available for sale was recorded.  For the same period in 2009, gains of $2.8 million on the sale of investment securities available for sale were recorded, representing a decline of $0.8 million, or 29.7%.

Non-interest Expense – Non-interest expense increased $2.1 million, or 7.2%, to $30.5 million during the three months ended March 31, 2010 compared to $28.4 million during the same period in 2009.  The increase was primarily due to an increase in salaries and employee benefits of $1.4 million and an increase in FDIC deposit insurance expense of $0.9 million partially offset by decreases in occupancy, depreciation, amortization and maintenance expenses.

Income Taxes – Income tax expense totaled $1.6 million for the three months ended March 31, 2010, reflecting an effective tax rate of 17.9%, compared to income tax expense of $0.9 million, reflecting an effective tax rate of 15.4%, for the same period in 2009.   The increase was due primarily to an increase in income before income taxes of $3.1 million to $9.2 million for the three months ended March 31, 2010, from income before income taxes of $6.1 million for the three months ended March 31, 2009.  In addition, increases in average tax exempt securities and loans of $100.0 million for the three months ended March 31, 2010 compared to the same period in 2009 helped to minimize the overall increase in the effective income tax rate.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, bank-qualified tax exempt investments and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three-month periods ended March 31, 2010 and March 31, 2009.

(Dollars in thousands)
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average	Interest &	Yield /	Average	Interest &	Yield /
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing demand deposits	$-	$-	-	$194	$2	4.99%
Loans	2,788,168	36,513	5.27%	2,460,091	33,357	5.42%
Trading Securities	10,699	34	1.27%	-	-	0.00%
Overnight Investments	203,892	125	0.25%	-	-	0.00%
Investment securities	511,903	3,951	3.09%	134,089	1,114	3.32%
Mortgage backed securities	679,460	8,037	4.73%	858,167	11,186	5.21%
Collateralized mortgage obligations	136,403	1,370	4.02%	171,297	1,840	4.30%
Other interest earning assets	28,068	50	0.72%	33,657	29	0.34%
Total interest earning assets	4,358,593	50,080	4.62%	3,657,495	47,528	5.20%

Non-interest earning assets	420,741			350,915
Total assets	4,779,334	50,080		4,008,410	47,528

Liabilities and stockholders' equity:
Interest earning checking accounts	1,208,287	2,559	0.86%	619,508	1,984	1.30%
Money market accounts	641,958	1,301	0.82%	555,868	2,866	2.09%
Savings accounts	555,234	972	0.71%	391,397	585	0.61%
Time deposits	909,603	4,580	2.04%	1,027,005	7,946	3.14%
Total interest-bearing deposits	3,315,082	9,412	1.15%	2,593,778	13,381	2.09%

Federal Home Loan Bank advances	163,658	1,668	4.13%	174,750	1,826	4.24%
Repurchase agreements	235,000	2,574	4.44%	240,139	2,540	4.29%
Federal Reserve overnight borrowings	-	-	-	37,912	47	0.50%
Statutory Trust Debenture	25,301	122	1.96%	25,283	197	3.16%
Other borrowings	1,191	-	-	13,804	58	1.70%
Total interest-bearing liabilities	3,740,232	13,776	1.50%	3,085,666	18,049	2.37%

Non-interest-bearing deposits	249,675			257,814
Other non-interest-bearing liabilities	144,483			54,417
Total liabilities	4,134,390	13,776		3,397,897	18,049

Total stockholders' equity	644,944			610,513
Total liabilities and stockholders' equity	$4,779,334			$4,008,410
Net interest income		$36,304			$29,479
Interest rate spread			3.12%			2.83%
Net interest margin			3.34%			3.22%
Average interest-earning assets to average
interest-bearing liabilities			116.53%			118.53%

Asset Quality

The Company does not engage in subprime lending and investment activities, which are characterized by the advancing of mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history.  At March 31, 2010, the Company’s investment in pooled trust preferred collateralized debt obligations included three securities, each of which are the most senior tranches, with a total book value of $21.4 million and an estimated fair value of $19.1 million.  These securities are backed by trust preferred capital securities issued by banks. The senior tranches of collateralized debt obligations generally are protected from defaults by over-collateralization.

Non-performing loans totaled $120.6 million, or 2.56% of total assets, at March 31, 2010, compared to $120.5 million, or 2.58% of total assets, at December 31, 2009.  At March 31, 2010, non-performing loans consisted of $83.5 million in commercial loans, $4.9 million in residential real estate loans and $32.2 million in consumer loans.  Of the total non-performing consumer loans, $31.7 million, or 98.3%, are government guaranteed student loans. Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses.  Many non-performing assets are well collateralized and, therefore, are not causing a similar increase in the Company’s provision for loan loss.

Net charge-offs during the three-month period ended March 31, 2010 were $4.4 million which included the charge-off of several commercial loans that were fully reserved for at December 31, 2009. The allowance for loan losses at March 31, 2010 totaled $46.4 million, or 1.67%, of total loans outstanding, compared to $45.9 million, or 1.64% of total loans outstanding, at December 31, 2009.

The Bank recorded a provision for loan losses of $5.0 million during the three months ended March 31, 2010, compared to a provision of $3.0 million for the three months ended March 31, 2009.  The provision includes reserves for specific commercial and residential loans, as well as general reserves resulting from the ongoing evaluation of risk factors applied to the loan portfolio in light of the continued weakness in the commercial real estate market.  We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient.

Real estate owned decreased to $8.2 million during the three months ended March 31, 2010 from $9.1 million at December 31, 2009.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2010, the Company determined that its future levels of principal repayments would not be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $48.6 million.  In addition, at March 31, 2010, our maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh (the “FHLB”) was $805.5 million.  On March 31, 2010, we had $148.0 million of advances outstanding and $148.2 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2010, we had $263.1 million in loan commitments outstanding, which consisted of $61.1 million and $9.2 million in commercial and consumer commitments to fund loans, respectively, $166.9 million in commercial and consumer unused lines of credit, and $25.9 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2010 totaled $634.7 million, or 73.2% of certificates of deposit, at March 31, 2010.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations at March 31, 2010:

(Dollars in thousands)
		Payments due by period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$70,306	$69,641	$-	$-	$665
Unused lines of credit	166,947	105,442	-	-	61,505
Standby letters of credit	25,892	25,892	-	-	-
Operating lease obligations	24,131	5,211	4,214	4,232	10,474
Total	$287,276	$206,186	$4,214	$4,232	$72,644

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  We may use capital management tools such as cash dividends and common share repurchases.  As of March 31, 2010, the Company had repurchased 410,904 shares of its common stock.  Repurchased shares are held in treasury.

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

In order to mitigate the  risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities.  As of March 31, 2010 approximately 86.1% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2010, approximately 8.4% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or Standard & Poor’s, approximately 0.6% of the investment portfolio was rated below investment grade by Moody’s and/or Standard & Poor’s and approximately 4.9% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

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

For the period ended March 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at March 31, 2010.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2010:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$160,981	$164,158	$158,431
% change	(1.94%)		(3.49%)

Net Income at Risk:
Net income	$25,833	$27,949	$24,279
% change	(7.57%)		(13.13%)

Economic Value at Risk:
Equity	$650,631	$653,196	$503,223
% change	(0.39%)		(22.96%)

As of March 31, 2010, based on the scenarios above, net interest income, net income and economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment.

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

As of March 31, 2010, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

As of March 31, 2010, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2010	-	-	-	1,412,680
February 1-28, 2010	-	-	-	1,412,680
March 1-31, 2010	-	-	-	1,412,680

_______________________________________________
(1)
On September 22, 2008, the Company announced that, on September 18, 2008, its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 1,823,584 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

	3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)

	4.0	Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

	10.1	Beneficial Mutual Bancorp, Inc. 2010 Management Incentive Plan*

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer

	32.0	Section 1350 Certification
_______________________________________________
*	Management contract or compensatory plan, contract or arrangement.
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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: May 7, 2010	By: /s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: May 7, 2010	By: /s/ Amy J. Hannigan
Amy J. Hannigan
Senior Vice President and
Chief Accounting Officer
(principal financial officer)