Form 10-Q
period 2010-06-30
Beneficial Mutual Bancorp Inc
filed 2010-08-06
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
Yes ☐         No ☒

As of August 5, 2010, there were 81,417,653 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 35,624,878 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
PART I.   FINANCIAL INFORMATION
Item 1.    Financial Statements
Unaudited Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS:
Cash and Cash Equivalents:
Cash and due from banks	$39,600	$39,739
Overnight investments	186,504	139,962
Total cash and cash equivalents	226,104	179,701

Trading Securities	25,575	31,825

Investment Securities:
Available-for-sale (amortized cost of $1,193,174 at June 30, 2010 and $1,260,670 at December 31, 2009)	1,233,508	1,287,106
Held-to-maturity (estimated fair value of $117,344 at June 30, 2010 and $49,853 at December 31, 2009)	114,843	48,009
Federal Home Loan Bank stock, at cost	28,068	28,068
Total investment securities	1,376,419	1,363,183
Loans:	2,809,701	2,790,119
Allowance for loan losses	(50,895)	(45,855)
Net loans	2,758,806	2,744,264
Accrued Interest Receivable	20,029	19,375
Bank Premises and Equipment, net	71,309	81,255
Other Assets:
Goodwill	110,486	110,486
Bank owned life insurance	33,131	32,357
Other intangibles	18,663	20,430
Other assets	235,776	90,804
Total other assets	398,056	254,077
Total Assets	$4,876,298	$4,673,680
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Non-interest bearing deposits	$279,268	$242,412
Interest bearing deposits	3,338,181	3,266,835
Total deposits	3,617,449	3,509,247
Borrowed funds	393,308	433,620
Other liabilities	206,362	93,812
Total liabilities	4,217,119	4,036,679
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock - $.01 par value, 100,000,000 shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	-	-
Common Stock – $.01 par value, 300,000,000 shares authorized, 82,265,957, shares issued as of June 30, 2010 and 82,264,457 shares issued as of December 31, 2009, and 81,699,653 shares outstanding as of June 30, 2010 and 81,853,553 shares outstanding as of December 31, 2009	823	823
Additional paid-in capital	346,759	345,356
Unearned common stock held by employee stock ownership plan	(23,899)	(25,489)
Retained earnings (partially restricted)	326,319	313,195
Accumulated other comprehensive income, net	14,330	6,712
Treasury stock, at cost, 566,304 shares at June 30, 2010 and 410,904 shares at December 31, 2009	(5,153)	(3,596)
Total stockholders’ equity	659,179	637,001
Total Liabilities and Stockholders’ Equity	$4,876,298	$4,673,680
See accompanying notes to the unaudited consolidated financial statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$37,947	$33,921	$74,460	$67,278
Interest on overnight investments	44	-	169	2
Interest on trading securities	23	-	56	-
Interest and dividends on investment securities:
Taxable	12,382	12,389	24,650	26,002
Tax-exempt	1,261	650	2,402	1,206
Total interest income	51,657	46,960	101,737	94,488

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	2,501	2,113	5,059	4,096
Money market and savings deposits	2,331	2,703	4,604	6,154
Time deposits	3,646	7,037	8,227	14,984
Total	8,478	11,853	17,890	25,234
Interest on borrowed funds	4,034	4,691	8,398	9,359
Total interest expense	12,512	16,544	26,288	34,593

Net interest income	39,145	30,416	75,449	59,895

Provision for loan losses	6,200	7,100	11,150	10,100

Net interest income after provision for loan losses	32,945	23,316	64,299	49,795

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,762	1,715	4,772	4,463
Service charges and other income	4,424	3,111	7,689	6,762
Impairment charge on securities available-for-sale	-	-	-	(1,230)
Gain on sale of investment securities available-for-sale	-	1,316	2,004	4,165
Trading securities profits	86	-	112	-
Total non-interest income	6,272	6,142	14,577	14,160

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,103	14,007	30,736	28,282
Occupancy expense	2,915	2,899	6,060	6,102
Depreciation, amortization and maintenance	2,240	2,220	4,417	4,448
Marketing expense	1,648	1,238	2,650	2,987
Intangible amortization expense	884	890	1,767	1,782
FDIC Insurance	1,382	2,868	2,704	3,331
Other	7,307	5,630	13,630	11,258
Total non-interest expense	31,479	29,752	61,964	58,190

Income (loss) before income taxes	7,738	(294)	16,912	5,765

Income tax expense (benefit)	2,142	(244)	3,788	687

NET INCOME (LOSS)	$5,596	$(50)	$13,124	$5,078

EARNINGS PER SHARE – Basic	$0.07	$0.00	$0.17	$0.07
EARNINGS PER SHARE – Diluted	$0.07	$0.00	$0.17	$0.07

Average common shares outstanding – Basic	77,840,396	77,678,961	77,812,874	77,717,407
Average common shares outstanding – Diluted	78,008,337	77,678,961	77,962,324	77,726,194

See accompanying notes to the unaudited consolidated financial statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BALANCE, JANUARY 1, 2010	82,264,457	$823	$345,356	$(25,489)	$313,195	$(3,596)	$6,712	$637,001
Net Income					13,124			13,124	13,124
KSOP shares committed to be released			(30)	1,590				1,560
Stock option expense			608					608
Restricted stock shares			812					812
Issuance of common shares	1,500		13					13
Purchase of treasury stock						(1,557)		(1,557)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $5,566)							10,337	10,337	10,337
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $701)							(1,303)	(1,303)	(1,303)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $592)							(1,416)	(1,416)	(1,416)
Total OCI									7,618
Comprehensive income									$20,742
BALANCE, JUNE 30, 2010	82,265,957	$823	$346,759	$(23,899)	$326,319	$(5,153)	$14,330	$659,179

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$13,124	$5,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,150	10,100
Depreciation and amortization	3,095	3,087
Intangible amortization	1,767	1,782
Net gain on sale of investments	(2,004)	(4,165)
Impairment of investments	-	1,230
Accretion of discount on investments	(986)	(1,130)
Amortization of premium on investments	267	251
Deferred income taxes	(355)	(2,206)
Net loss from sales of premises and equipment	280	20
Impairment on other real estate owned	67	-
Increase in bank owned life insurance	(774)	(739)
Amortization of employee savings and stock ownership plan	1,560	1,476
Stock based compensation expense	1,420	1,509
Purchases of trading securities	(418,795)	-
Sales of trading securities	424,954	-
Changes in assets and liabilities that (used) provided cash:
Accrued interest receivable	(654)	(429)
Accrued interest payable	(616)	(1,096)
Income taxes payable	(1,288)	(1,664)
Other liabilities	(24,512)	17,658
Other assets	(15,325)	14,000
Net cash (used) provided by operating activities	(7,625)	44,762

INVESTING ACTIVITIES:
Loans originated or acquired	(283,077)	(552,861)
Principal repayment on loans	254,280	278,412
Purchases of investment securities available for sale	(363,929)	(164,997)
Purchases of investment securities held to maturity	(59,039)	-
Net purchases of money market fund	(36,454)	(64,887)
Proceeds from sales and maturities of investment securities available for sale	470,122	285,010
Proceeds from maturities, calls or repayments of investment securities held to maturity	8,766	17,848
Proceeds from sale of other real estate owned	1,718	405
Purchases of premises and equipment	(8,923)	(3,302)
Proceeds from sale of premises and equipment	880	28
Net payments related to other investing activities	(442)	-
Net cash used in investing activities	(16,098)	(204,344)

FINANCING ACTIVITIES:
Net decrease in borrowed funds	(36,741)	(136,443)
Net increase in checking, savings and demand accounts	172,110	361,191
Net decrease in time deposits	(64,461)	(64,854)
Proceeds from stock issuance	13	-
Purchase of treasury stock	(795)	(2,475)
Net cash provided by financing activities	70,126	157,419

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,403	(2,163)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	179,701	44,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$226,104	$42,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$18,497	$24,129
Cash payments for income taxes	5,432	5,321
Transfers of loans to other real estate owned	3,105	289
Transfers of bank branches to other real estate owned	485	1,060

See accompanying notes to the unaudited consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 15, 2010.  The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  (i) Beneficial Advisors, LLC, which offers non-deposit investment products and wealth management services, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio.  All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.  Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.  Accordingly, the various financial services and products offered are aggregated into one reportable operating segment:  community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 720 for Segment Reporting.

As a result of guidance issued in June 2009 on FASB ASC Topic 810 regarding consolidation of variable interest entities, beginning January 1, 2010 the Company deconsolidated two variable interest entities previously consolidated.  The impact of this deconsolidation reduced premises and equipment by $14.1 million, increased other assets by $9.1 million and decreased liabilities by $5.0 million.  There was no net impact on the Company’s Consolidated Statement of Operations.

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

NOTE 3 – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares.  See Note 13 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic and diluted earnings per share:
Net income	$5,596	$(50)	$13,124	$5,078
Basic average common shares outstanding	77,840,396	77,678,961	77,812,874	77,717,407
Effect of dilutive securities	167,941	-	149,450	8,787
Dilutive average shares outstanding	78,008,337	77,678,961	77,962,324	77,726,194
Net earnings per share:
Basic	$0.07	$0.00	$0.17	$0.07
Diluted	$0.07	$0.00	$0.17	$0.07

For the three and six months ended June 30, 2010, there were 2,042,850 outstanding options and no restricted stock grants that were anti-dilutive.  For the three months ended June 30, 2009, there were 1,919,750 outstanding options and 897,500 restricted stock grants that were anti-dilutive.  For the six months ended June 30, 2009, there were 1,919,750 outstanding options and 761,500 restricted stock grants that were anti-dilutive.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2010 and December 31, 2009 are as follows.

Investment securities available for sale are summarized in the following table:

  (Dollars in thousands)
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$3,117	$18	$30	$3,105
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	305,878	1,228	3	307,103
GNMA guaranteed mortgage certificates	9,370	242	-	9,612
Collateralized mortgage obligations	114,446	3,319	20	117,745
Other mortgage-backed securities	562,562	36,539	-	599,101
Municipal bonds	136,420	1,936	66	138,290
Pooled trust preferred securities	18,267	6	3,063	15,210
Money market fund	43,114	228	-	43,342
Total	$1,193,174	$43,516	$3,182	$1,233,508

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$5,427	$871	$236	$6,062
GSE and Agency Notes	209,135	131	932	208,334
GNMA guaranteed mortgage certificates	10,214	180	-	10,394
Collateralized mortgage obligations	138,857	1,736	285	140,308
Other mortgage-backed securities	680,018	26,857	630	706,245
Municipal bonds	188,980	1,287	310	189,957
Pooled trust preferred securities	21,379	-	2,582	18,797
Money market fund	6,660	349	-	7,009
Total	$1,260,670	$31,411	$4,975	$1,287,106

Investment securities held to maturity are summarized in the following table:

(Dollars in thousands)
	June 30, 2010

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$662	$-	$28	$634
Other mortgage-backed securities	36,571	2,518	-	39,089
Municipal bonds	77,110	76	66	77,120
Foreign bonds	500	1	-	501
Total	$114,843	$2,595	$94	$117,344

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$685	$-	$30	$655
Other mortgage-backed securities	45,359	1,925	-	47,284
Municipal bonds	1,465	-	52	1,413
Foreign bonds	500	1	-	501
Total	$48,009	$1,926	$82	$49,853

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

On June 30, 2010, the Company held certain debt and equity securities having unrealized loss positions. With respect to these debt securities, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell these securities in a loss position prior to their anticipated recovery. With respect to these equity securities, the Company has the intent and ability to hold these securities until full recovery.  The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Market changes in interest rates and credit spreads will result in unrealized losses as the market price of securities fluctuates. The economic environment and illiquidity in the financial markets since 2008 have increased market yields on certain securities resulting in unrealized losses on certain securities within the Company’s portfolio.

The Company records OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The unrealized OTTI loss of $3.1 million in pooled trust preferred securities as of June 30, 2010 securities represent securitizations that have been in an unrealized loss position in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of further credit impairment.

For the six months ended June 30 2009, the Company recorded OTTI losses on AFS securities of $1.2 million through earnings. No OTTI losses were recognized for the six months ended June 30, 2010.

Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security.  These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for pooled trust preferred securities for the six months ended June 30, 2010:

Six Months Ended June 30, 2010
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, was rated Aa3 by Moody’s and BBB by Standard & Poor’s.  On 7/01/10, S&P downgraded its rating on this security to BB+, which represents a rating of below investment grade.  The Company evaluated the potential impact of this downgrade and concluded that there would be no material impact to the book value of the security which at June 30, 2010, totaled $9.9 million and the fair value totaled $8.5 million, representing an unrealized loss of $1.4 million, or 14.07%. At June 30, 2010, there were a total of 35 banks currently performing of the 43 remaining banks in the security.  A total of 16.17%, or $58.0 million, of the current collateral of $358.6 million has defaulted and 6.69%, or $24.0 million, of the current collateral has deferred.  Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in June 2010, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche.  This represents the assumption of an additional 24.94% of defaults from the remaining performing collateral of $276.6 million.  Excess subordination for the Trapeza 2003-4A Class A1A security represents 64.46% of the remaining performing collateral.  The excess subordination of 64.46% is calculated by taking the remaining performing collateral of $276.6 million, subtracting the Class A-1 or senior tranche balance of $98.3 million and dividing this result, $178.3 million, by the remaining performing collateral.  This excess subordination represents the additional collateral supporting our tranche.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and BB by Standard & Poor’s, which represents a rating of below investment grade.  At June 30, 2010, the book value of the security totaled $7.7 million and the fair value totaled $6.0 million, representing an unrealized loss of $1.7 million, or 21.68%.  At June 30, 2010, there were a total of 35 banks currently performing of the 44 remaining banks in the security.  A total of 10.15%, or $22.0 million, of the current collateral of $216.7 million has defaulted and 10.22%, or $22.2 million, of the current collateral has deferred.  Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in June 2010, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche.  This represents the assumption of an additional 26.49% of defaults from the remaining performing collateral of $172.5 million.  Excess subordination for the US Capital Fund III A-1 security represents 47.39% of the remaining performing collateral.  The excess subordination of 47.39% is calculated by taking the remaining performing collateral of $172.5 million, subtracting the Class A-1 or senior tranche balance of $90.7 million and dividing this result, $81.8 million, by the remaining performing collateral.  This excess subordination represents the additional collateral supporting our tranche.

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

(Dollars in thousands)
	June 30, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$365	$3	$-	$-	$365	$3
Other mortgage-backed securities	-	-	634	28	634	28
Municipal and other bonds	67,923	132	455	-	68,378	132
Pooled trust preferred securities	-	-	14,534	3,063	14,534	3,063
Collateralized mortgage obligations	1,281	12	795	8	2,076	20
Subtotal, debt securities	69,569	147	16,418	3,099	85,987	3,246
Equity securities	300	30	-	-	300	30
Total temporarily impaired securities	$69,869	$177	$16,418	$3,099	$86,287	$3,276

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$154,110	$932	$-	$-	$154,110	$932
Other mortgage-backed securities	82,220	630	655	30	82,875	660
Municipal and other bonds	72,166	356	494	6	72,660	362
Pooled trust preferred securities	-	-	18,797	2,582	18,797	2,582
Collateralized mortgage obligations	40,977	232	8,824	53	49,801	285
Subtotal, debt securities	349,473	2,150	28,770	2,671	378,243	4,821
Equity securities	2,264	236	-	-	2,264	236
Total temporarily impaired securities	$351,737	$2,386	$28,770	$2,671	$380,507	$5,057

The following table sets forth the stated maturities of the investment securities at June 30, 2010 and December 31, 2009.  Mutual funds, money market funds and equity securities are not included in the table based on lack of maturity.

	June 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale:
Due in one year or less	$30,748	$30,792	$80,560	$80,685
Due after one year through five years	150,328	151,129	28,684	29,029
Due after five years through ten years	256,247	259,911	295,932	296,355
Due after ten years	137,689	136,517	153,175	151,326
Mortgage-backed securities	571,931	608,713	690,232	716,640
Total	$1,146,943	$1,187,062	$1,248,583	$1,274,035
Held to maturity:
Due in one year or less	$59,573	$59,641	$135	$134
Due after one year through five years	17,167	17,139	960	945
Due after five years through ten years	615	598	615	591
Due after ten years	255	243	255	244
Mortgage-backed securities	37,233	39,723	46,044	47,939
Total	$114,843	$117,344	$48,009	$49,853

At June 30, 2010 and December 31, 2009, $634.7 million and $567.7 million, respectively, of securities were pledged to secure municipal deposits.  As of June 30, 2010 and December 31, 2009, the Company had $275.0 million and $ 275.5 million, respectively, of securities pledged as collateral on secured borrowings.  At June 30, 2010 and December 31, 2009, the Company also pledged $4.1 million and $4.6 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

The Company holds stock in the FHLB of Pittsburgh and New York totaling $28.1 million as of both June 30, 2010 and December 31, 2009. The Company accounts for the stock based on industry guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at June 30, 2010 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

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

The Company proactively manages credit risk in its loan portfolio and employs a comprehensive loan review process.

Major classifications of loans at June 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	June 30, 2010	December 31, 2009
Real estate loans:
One-to-four family	$652,375	$647,687
Commercial real estate	883,667	780,328
Residential construction	15,599	11,938
Total real estate loans	1,551,641	1,439,953

Commercial business loans	460,829	523,033

Consumer loans:
Home equity loans and lines of credit	293,829	314,468
Auto loans	139,248	143,503
Education loans	261,723	257,021
Other consumer loans	102,431	112,141
Total consumer loans	797,231	827,133
Total loans	2,809,701	2,790,119

Allowance for loan losses	(50,895)	(45,855)
Loans, net	$2,758,806	$2,744,264

The activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 and the year ended December 31, 2009, is as follows:

(Dollars in thousands)
	June 30,		December 31,
	2010	2009	2009
Balance, beginning of year	$45,855	$36,905	$36,905
Provision for loan losses	11,150	10,100	15,697
Charge-offs	(6,628)	(4,163)	(7,703)
Recoveries	518	393	956
Balance, end of period	$50,895	$43,235	$45,855

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

Components of Impaired Loans
(Dollars in thousands)
	June 30, 2010	December 31, 2009
Impaired loans with related allowance for loan losses	$47,999	$30,473
Impaired loans with no related allowance for loan losses	22,234	41,414
Total impaired loans	$70,233	$71,887

Valuation allowance related to impaired loans	$20,205	$15,878

Analysis of Impaired Loans
(Dollars in thousands)
	For the six months ended June 30,
	2010	2009
Average impaired loans	$72,264	$33,788
Interest income recognized on impaired loans	13	185
Cash basis interest income recognized on impaired loans	866	24

The Company pledges securities and loans to secure it’s borrowings at the Federal Reserve Bank of Philadelphia.  At June 30, 2010 and December 31, 2009, loans in the amount of $683.6 million and $682.5 million, respectively, and securities in the amount of $4.1 million and $4.6 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc., FMS Financial Corporation, and Paul Hertel & Company were accounted for in accordance with guidance from FASB ASC Topic 350 regarding Goodwill and Intangible Assets.  As required under the guidance, goodwill is not amortized but rather is reviewed for impairment at least annually.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible which is amortized over an estimated useful life of ten years.  As of June 30, 2010, the core deposit intangible net of accumulated amortization totaled $12.3 million.  The other amortizing intangibles of $6.4 million, which include customer lists and other intangibles, vary in estimated useful lives from 2-13 years.  The weighted average lives for core deposit intangibles, customer lists, trademarks and agreements not to compete are 11.0 years, 11.6 years, 2.6 years and 3.5 years, respectively.

Overall economic conditions and increased competition significantly impacted the financial results of the insurance brokerage business during 2009.  As a result, during the third quarter of 2009, the Company conducted an impairment evaluation of goodwill specifically related to the insurance brokerage business and recorded an impairment charge of $1.0 million.  The Company determined the fair value of the insurance brokerage business based upon a combination of the guideline public company technique, the precedent transaction technique and the discounted cash flow technique.  No goodwill impairment indicators were noted during 2010 for the insurance brokerage business.  We will complete our annual goodwill impairment assessment in the fourth quarter of 2010.

Goodwill and other intangibles at June 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)

	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31,2009	$110,486	$13,577	$6,853
Amortization	-	(1,301)	(466)
Balances at June 30, 2010	$110,486	$12,276	$6,387

The following table summarizes intangible assets at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(10,939)	$12,276	$23,215	$(9,638)	$13,577
Customer relationships and other	10,251	(3,864)	6,387	10,251	(3,398)	6,853
Total Amortizing	$33,466	$(14,803)	$18,663	$33,466	$(13,036)	$20,430

NOTE 7 – DEPOSITS

Deposits at June 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	June 30,	December 31,
	2010	2009
Non-interest bearing deposits	$279,268	$242,412
Interest earning checking accounts	1,204,034	1,122,515
Money market accounts	616,143	665,757
Savings accounts	635,994	532,511
Total core deposits	$2,735,439	$2,563,195
Time deposits	882,010	946,052
Total deposits	$3,617,449	$3,509,247

At June 30, 2010 and December 31, 2009, $867.1 million and $821.3 million, respectively, of total deposits were municipal deposits consisting primarily of interest-earning checking accounts.

NOTE 8 – BORROWED FUNDS

Borrowed funds at June 30, 2010 and December 31, 2009 are summarized as follows:

  (Dollars in thousands)

	June 30, 2010	December 31, 2009
FHLB advances	$133,000	$169,750
Repurchase agreements	235,000	235,000
Statutory trust debenture	25,308	25,299
Other	-	3,571
Total borrowed funds	$393,308	$433,620

NOTE 9 – REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2010 and December 31, 2009, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2010 and December 31, 2009, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2010:
Tier 1 Capital (to average assets)	$458,467	9.94%	$138,300	3.00%	$230,500	5.00%
Tier 1 Capital (to risk weighted assets)	$458,467	16.52%	$111,000	4.00%	$166,500	6.00%
Total Capital (to risk weighted assets)	$493,469	17.78%	$222,000	8.00%	$277,500	10.00%

As of December 31, 2009:
Tier 1 Capital (to average assets)	$439,865	9.81%	$134,500	3.00%	$224,200	5.00%
Tier 1 Capital (to risk weighted assets)	$439,865	16.71%	$105,300	4.00%	$157,900	6.00%
Total Capital (to risk weighted assets)	$473,090	17.98%	$210,500	8.00%	$263,200	10.00%

NOTE 10 – INCOME TAXES

For the six months ended June 30, 2010, the Company recorded an income tax expense of $3.8 million, for an effective tax rate of 22.4%, compared to a tax expense of $0.7 million, for an effective tax rate of 11.9% for the same period in 2009. The increase was due primarily to an increase in income before income taxes of $11.1 million to $16.9 million for the six months ended June 30, 2010, from income before income taxes of $5.8 million for the six months ended June 30, 2009.  In addition, increases in average tax exempt securities and loans of $95.4 million for the six months ended June 30, 2010 compared to the same period in 2009 helped to minimize the overall increase in the effective income tax rate.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing tax credits pursuant to Section 42 of the Internal Revenue Code.

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

NOTE 11 – PENSION AND POSTRETIREMENT BENEFIT PLANS

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

The components of net pension cost are as follows:

(Dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$-	$-	$53	$43
Interest cost	964	932	332	374
Expected return on assets	(927)	(767)	-	-
Amortization of loss (gain)	215	195	(2)	3
Amortization of prior service cost	-	-	47	36
Amortization of transition obligation	-	-	41	41
Net periodic pension cost	$252	$360	$471	$497

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$-	$-	$107	$86
Interest cost	1,929	1,863	664	748
Expected return on assets	(1,855)	(1,535)	-	-
Amortization of loss	430	391	(4)	7
Amortization of prior service cost	-	-	94	73
Amortization of transition obligation	-	-	82	81
Net periodic pension cost	$504	$719	$943	$995

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes.

NOTE 12 – EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN (“KSOP”)

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

The balance of the loan to the KSOP as of June 30, 2010 was $26.3 million compared to $28.9 million at June 30, 2009.

The Company recorded an expense of approximately $0.9 million and $1.8 million for the three and six month periods ended June 30, 2010, respectively, and an expense of approximately $0.7 million and $1.6 million for the three and six month periods ended June 30, 2009, respectively,  associated with the KSOP.

NOTE 13 – STOCK BASED COMPENSATION

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of June 30, 2010, 68,000 shares were fully vested and 77,500 shares were forfeited.  All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if certain specified performance requirements are met during a specific performance measurement period.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six month periods ended June 30, 2010 was $0.5 million and $0.8 million, respectively, compared to $0.5 million and $0.9 million for the three and six month periods ending June 30, 2009, respectively.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2010.

(Dollars in thousands)
Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2010	836,500	$11.28
Issued	150,500	9.70
Vested	(6,000)	8.35
Forfeited	(77,500)	11.10
Non-vested Stock Awards outstanding, June 30, 2010	903,500	$11.05

The fair value of the 6,000 shares vested during the six months ended June 30, 2010 was $0.1 million. No shares vested for the three months ended June 30, 2010.  No shares were vested for the three or six months ended June 30, 2009.

The EIP authorizes the grant of options to officers, employees, and directors of the company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2010, the Company granted 276,600 options compared to 227,250 during the six months ended June 30, 2009.  All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable at the rate of 20% a year over five years. For the three and six months ended June 30, 2010 the compensation expense for options was $0.3 million and $0.6 million, respectively compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively.  A summary of option activity as of June 30, 2010 and changes during the six month period is presented below:

	Number of Options	Weighted Average Price per Shares

January 1, 2010	1,922,250	$11.44
Granted	276,600	9.70
Exercised	(1,500)	8.35
Forfeited	(127,200)	11.44
Expired	(25,000)	11.86
June 30, 2010	2,045,150	$11.20

The weighted average remaining contractual term was approximately 8.4 years for options outstanding as of June 30, 2010.  As of June 30, 2010, there were 393,050 options that were exercisable. No options were exercisable as of June 30, 2009.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2010 and June 30, 2009 are as follows.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2009
Weighted average fair value of options granted	$3.56	$2.94
Weighted average risk-free rate of return	2.99%	2.38%
Weighted average expected option life in months	78	78
Weighted average expected volatility	29.87%	29.77%
Expected dividends	$-	$-

The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected volatility was determined using historical volatilities based on historical stock prices. The Company used the simplified method for determining the expected life for options as allowed under accounting guidance on Stock Compensation.  As of June 30, 2010, there was $4.6 million of total unrecognized compensation cost related to options and $7.5 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP.  As of June 30, 2009, there was $5.3 million in unrecognized compensation cost related to options and $8.5 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP.  The average weighted lives for the option expense were 3.5 and 4.2 years for six months ended June 30, 2010 and June 30, 2009, respectively. The average weighted lives for the stock award expense was 3.6 years and 4.2 years as of June 30, 2010 and June 30, 2009, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $361.2 million at June 30, 2010, as compared to $268.6 million as of December 31, 2009. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations and cashflows.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-18 “Receivables” (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.” This update affects any entity that accounts for loans with similar risk characteristics as an aggregate pool and subsequently modifies one or more of these loans. This pending change addresses loans that were acquired with deteriorated credit. The amendment states that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool.  Even if the modification would otherwise cause a loan to be a trouble debt restructuring, the loans would not be removed from the pool. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  This amendment will be effective for interim and annual periods ending on or after July 15, 2010.  This guidance will not impact the Company’s current loan portfolio but, may be applicable for future business acquisitions of the Company.

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update requires SEC filers to evaluate subsequent events through the date the financial statements are issued. These amendments remove the requirement for a SEC filer to disclose the evaluation date in both issued and revised financial statements. Revised financial statements are a result of correction of an error or a retrospective application of GAAP.   Upon revising its financial statements, a filer is required to review subsequent events through the revised date. This amendment is effective for interim or annual periods ending after June 15, 2010. The Company has adopted the new guidance.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (topic 958): Improving Disclosures about Fair Value Measurements”. This amendment requires disclosures for transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amount of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers.  Additionally, for the activity in Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuance and settlements on a gross basis rather than on a net number.  The guidance clarifies existing disclosures for level of disaggregation.  The guidance requires fair value measurement disclosures for each class of assets and liabilities. Additionally, the guidance requires disclosures about inputs and valuation techniques.  The majority of the new requirements are effective for interim and annual reporting periods for years beginning after December 15, 2009.  The disclosures regarding the roll forward of activity for  Level 3 fair value measurements are effective for fiscal years beginning on or after December 15, 2010. The Company adopted the required disclosures during the quarter ended March 31, 2010. See Note 16 – Fair Value of Financial Instruments.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurement and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.”  ASU No. 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance.  The Company adopted this ASU in its disclosures containing the fair value of financial liabilities. See Note 16 – Fair Value of Financial Instruments.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. In accordance with FASB ASU 2010-06, the Company discloses significant transfers between levels and describes the reason for the transfer.   Transfers will be completed at the end of the quarter in which the input for fair measurement changes.  There were no transfers between levels during the six months ended June 30, 2010.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at June 30, 2010 are as follows:

(Dollars in thousands)
	Category Used for Fair Value Measurement As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale:
U.S. GSE and agency notes		$307,103		$307,103
GNMA guaranteed mortgage certificates		9,613		9,613
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		9,290		9,290
Agency CMOs		38,179		38,179
Non-agency CMOs		70,276		70,276
Other mortgage-backed securities		599,101		599,101
Municipal bonds
General obligation municipal bonds		118,933		118,933
Revenue municipal bonds		19,357		19,357
Mutual funds (large blend)		1,517		1,517
Pooled trust preferred securities (financial industry)			$15,210	15,210
Equity securities (financial industry)	$3,105			3,105
Money market funds	41,514			41,514
Certificates of deposit	311			311
Total	$44,930	$1,173,369	$15,210	$1,233,509

Level 1 Valuation Techniques and Inputs

Included in this category are equity securities, money market funds and certificates of deposit.  To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.

Level 2 Valuation Techniques and Inputs

The majority of the Company’s investment securities are reported at fair value utilizing Level 2 inputs.  Prices of these securities are obtained through independent, third-party pricing services.  Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs.  Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors.  The Company reviews the output from the third-party providers for reasonableness by the pricing consistency among securities with similar characteristics, where available, and comparing values with other pricing sources available to the Company.

In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of our different classes of investments:

GSE and Agency Notes. To estimate the fair value of these securities, the Company utilizes an industry standard pricing service.  For pricing evaluations, an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.

GNMA Guaranteed Mortgage Certificates.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity.  The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speeds to generate an average file for each pool.  The appropriate spread is applied to the point on the Treasury curve that is equal to the average life of any given pool.  This is the yield by which the cash flows are discounted.  Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, reset dates of the coupon and the convertibility of the bond.

GNMA Collateralized Mortgage Obligations.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.  For pricing evaluations, the pricing service obtains and applies available trade information, dealer quotes, market color, spreads, bids, offers, prepayment information, U.S. Treasury curves, swap curves and TBA values.

Agency CMOs.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service. For pricing evaluations, the pricing service, in general, obtains and applies available trade information, dealer quotes, market color, spreads, bids, offers, prepayment information, U.S. Treasury curves, swap curves and TBA values.  For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional single cash flow stream model or option-adjusted spread (OAS) model is used.

Non-Agency (whole loan) CMOs.  Included in this category are pass-through certificates, 15-year sequentials and senior support pass-through certificates.  To estimate the fair value of the securities, the Company utilizes a brokers’ approach to pricing which is cognizant of the current whole loan CMO market environment.

Other Residential Mortgage-backed Securities.  Included in this category are Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities and Fannie Mae and Freddie Mac Adjustable Rate residential mortgage backed securities.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity.  The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speeds to generate an average life for each pool.  The appropriate spread is applied to the point on the Treasury curve that is equal to the average life of any given pool.  This is the yield by which the cash flows are discounted.  Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, reset dates of the coupon and the convertibility of the bond.

General Obligation Municipal Bonds.  Included in this category are short term municipal anticipation notes which mature within one year.  To estimate fair value of the short term municipal anticipation notes, these securities are priced based off of a similar yield curve.  Also Included in this category are securities issued by Pennsylvania municipalities and/or school districts rated A or better by Moody’s and/or S&P and securities issued by a Pennsylvania school district which is rated Baa1.  To estimate the fair value of these securities, the Company utilizes an industry standard pricing service.  For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information.  Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated.  Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

Revenue Municipal Bonds.  These securities are issued by the Pennsylvania Housing Finance Agency and rated Aa2 by Moody’s.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information.  Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated.  Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

Mutual Funds.  To estimate the fair value of these funds, the value is priced using the closing NAV available on Bloomberg.

Level 3 Valuation Techniques and Inputs

The Bank’s Level 3 assets are comprised of pooled trust preferred securities whose underlying collateral consists of financial services debt. These investments are thinly traded and the Company determines the estimated fair values for these securities by using observable transactions of similar rated single trust preferred issues to obtain an average discount margin which was applied to a cash flow analysis model in determining the fair value of our pooled trust preferred securities.  The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010.

Level 3 Investments Only (Dollars in thousands)	Period Ended June 30, 2010
Trust Preferred Securities
Balance, January 1, 2010	$18,797
Total gains or losses realized/(unrealized):	-
Included in earnings	-
Included in OCI	(474)
Payments	(3,113)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, June 30, 2010	$15,210

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below (in thousands).  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at June 30, 2010 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.

For the quarter ended June 30, 2010 there were $2.3 million from impaired loans transferred to other real estate owned. There were no impaired loans transferred to other real estate owned for the quarter ended June 30, 2009. The valuation of the transfer to other real estate is a level 2 measurement since the real estate was valued using comparable pricing of similar assets.

Assets measured at fair value on a nonrecurring basis are as follows:

	Category Used for Fair Value Measurement
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Goodwill	$110,486	$-	$-	$110,486
Impaired loans	70,233	-	-	70,233
Other real estate owned	2,302	-	2,302	-

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

	Fair Value of Financial Instruments
	At June 30, 2010		At December 31, 2009

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$186,504	$186,504	$179,701	$179,701
Trading securities	25,575	25,575	31,825	31,825
Investment securities	1,376,419	1,378,919	1,363,183	1,365,026

Loans - net	2,758,805	2,739,522	2,744,264	2,663,740

Liabilities:
Checking deposits	1,483,305	1,483,305	1,363,516	1,363,516
Money market and savings accounts	1,252,135	1,252,135	1,199,679	1,199,679
Time deposits	882,010	890,229	946,052	954,835
Borrowed funds	393,308	392,702	433,620	438,769

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

Loans Receivable - The fair value of loans is estimated by discounting anticipated future cash flows.  The discount margin is derived by using current offering rates for similar loans made to borrowers with similar credit ratings and for the same remaining maturities.  The discount rate is then applied against a forward treasury or swap yield curve, as appropriate.  Discount rates used in this analysis are further adjusted as appropriate to consider external factors, including market uncertainty, size of loans and other economic components to arrive at a reasonable exit price to be consistent with guidance in FASB ASC 820 for Fair Value Measurements and Disclosures.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2010 and December 31, 2009, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Allowance for Loan Losses.  We consider the allowance for loan losses to be a critical accounting policy.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The Company includes troubled debt restructured loans in the allowance for loan loss analysis.  Among the material estimates required to establish the allowance are:  overall economic conditions; value of collateral; delinquencies; historical charge off; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the loan portfolio collectability.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Goodwill and Intangible Assets.  Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in FASB ASC Topic 350 for Intangibles – Goodwill and Other) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Overall economic conditions and increased competition have significantly impacted the financial results of the insurance brokerage business recently.  As a result, during the third quarter of 2009, the Company conducted an impairment evaluation of the goodwill specifically related to the insurance brokerage business. This impairment test is generally performed annually as of December 31.  As a result of this testing, the Company recorded a charge of $1.0 million for impairment of goodwill relating to the Bank’s insurance brokerage subsidiary.  During 2010, no additional impairment indicators were noted for the insurance brokerage business.  We will complete our annual goodwill impairment analysis in the fourth quarter of 2010.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.  At June 30, 2010 the fair value of other intangible assets exceeded the carrying amount and no impairment was recorded.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

At June 30, 2010 total assets increased $202.6 million, or 4.3%, to $4.9 billion from December 31, 2009.  The increase was attributable to an increase in cash and cash equivalents of $46.4 million, trading and investment securities of $7.0 million, net loans of $14.5 million and other assets of $144.0 million. The increase in other assets is primarily due to $120.0 million of municipal securities that had been purchased and sold at June 30, 2010 but had not yet settled and had a corresponding offset in other liabilities.

Total deposits increased $108.2 million, or 3.1%, to $3.6 billion at June 30, 2010 compared to $3.5 billion at December 31, 2009. Increases in checking accounts of $118.3 million and savings accounts of $103.5 million were partially offset by decreases in time deposits of $64.0 million and money market accounts of $49.6 million.

Stockholders’ equity totaled $659.2 million, or 13.5% of total assets, at June 30, 2010 compared to $637.0 million, or 13.6% of total assets at December 31, 2009. The Bank’s tangible equity to tangible assets totaled 11.17% at June 30, 2010 compared to 11.14% at December 31, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

General – The Company recorded net income of $5.6 million, or $0.07 per share, for the three months ended June 30, 2010, compared to a net loss of $.05 million, or $0.00 per share, for the same period in 2009.  The increase in net income was primarily the result of an increase in net interest income of $8.7 million, partially offset by an increase in non-interest expense of $1.7 million and an increase in tax expense of $2.4 million.

Net Interest Income – The Company’s net interest income increased $8.7 million, or 28.7%, to $39.1 million for the three months ended June 30, 2010 from $30.4 million for the same period in 2009.  The net interest margin increased 33 basis points to 3.57% for the quarter ended June 30, 2010, from 3.24% for the same quarter in 2009. Included in the three months ended June 30, 2010 is a benefit of a 7 basis point increase due to a $788 thousand interest recovery from a payoff of an impaired loan that had been acquired as part of the Company’s acquisition of FMS Financial Corp. in 2007.  Total interest income increased $4.7 million to $51.7 million for the three months ended June 30, 2010 from the same period in 2009. This was due to an increase in average interest earning assets of $635.1 million to $4.4 billion for the three months ended June 30, 2010 from $3.8 billion for the same period in 2009 partially offset by a decrease in the average yield on interest earning assets of 29 basis points to 4.71% for the three months ended June 30, 2010 compared to 5.00% for the same period in 2009. Total interest expense decreased $4.0 million to $12.5 million for the three months ended June 30, 2010 from $16.5 million for the same period in 2009. This was due to a shift in the deposit mix from higher yielding time deposits into lower yielding core deposits.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $6.2 million for the quarter ended June 30, 2010 compared to a provision of $7.1 million for the quarter ended June 30, 2009.  The provision includes reserves for specific commercial and residential loans, as well as general reserves resulting from the ongoing evaluation of risk factors applied to the loan portfolio in combination with portfolio growth. The allowance for loan losses at June 30, 2010 totaled $50.9 million, or 1.8% of total loans outstanding, compared to $45.9 million, or 1.6%, of total loans outstanding at December 31, 2009 and $43.2 million, or 1.6%, of total loans at June 30, 2009. The provision for loan losses was determined by management to be an appropriate amount to maintain a balance of allowance for loan losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income increased to $6.3 million for the quarter ended June 30, 2010, from $6.1 million recorded for the same quarter in 2009.  This growth is attributable to increases in consumer and commercial service charges and banking fees.  During the quarter ended June 30, 2010, the Company recorded a gain on the sale of trading securities of $0.1 million compared to $1.3 million of gains on the sale of investment securities during the quarter ended June 30, 2009. No impairment charges were recorded on investment securities for the quarters ended June 30, 2010 or June 30, 2009.

Non-interest Expense – Non-interest expense for the quarter ended June 30, 2010 increased $1.7 million or 5.8% to $31.5 million compared to $29.8 million for the quarter ended June 30, 2009.  The increase is primarily due to increases in salaries and benefits resulting from normal merit increases as well as growth in the number of employees. The Company also had increases in marketing, internet banking and debit card reward expenses as product capabilities and Company visibility in the marketplace were enhanced.

Income Taxes – Income tax expense totaled $2.1 million for the quarter ended June 30, 2010, compared to an income tax benefit of $0.2 million for the same period in 2009.   The increase was due primarily to an increase in income before income taxes of $8.0 million to $7.7 million for the three months ended June 30, 2010, from a loss before income taxes of $0.3 million for the three months ended June 30, 2009.  In addition, increases in average tax exempt securities and loans of $89.9 million for the three months ended June 30, 2010 compared to the same period in 2009 helped to minimize the overall increase in the effective income tax rate.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.

The following table summarizes average balances and average yields and costs for the three-month periods ended June 30, 2010 and June 30, 2009.

Average Balance Tables

(Dollars in thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2010			2009
	Average	Interest &	Yield /	Average	Interest &	Yield /
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-bearing demand deposits	$-	$-	0.00%	$162	$2	4.94%
Loans	2,791,881	37,947	5.44%	2,618,588	33,921	5.18%
Trading Securities	8,917	23	1.01%	-	-	0.00%
Overnight Investments	66,856	44	0.26%	-	-	0.00%
Investment securities	745,330	5,003	2.68%	120,007	1,139	3.80%
Mortgage backed securities	627,711	7,371	4.70%	794,252	10,059	5.07%
Collateralized mortgage obligations	124,071	1,243	4.01%	149,865	1,702	4.54%
Other interest earning assets	28,068	26	0.37%	74,835	137	0.73%
Total interest earning assets	4,392,834	51,657	4.71%	3,757,709	46,960	5.00%
Non-interest earning assets	373,087	-		358,882	-
Total assets	$4,765,921	$51,657		$4,116,591	$46,960

Liabilities and stockholders’ equity:
Interest earning checking accounts	$1,232,296	$2,501	0.81%	$741,285	2,113	1.14%
Money market accounts	623,293	1,259	0.81%	599,439	2,152	1.44%
Savings accounts	609,145	1,072	0.71%	401,818	551	0.55%
Time deposits	878,971	3,646	1.67%	991,939	7,037	2.84%
Total interest-bearing deposits	3,343,705	8,478	1.02%	2,734,481	11,853	1.73%
Fed Funds Purchased	3,941	2	0.25%	-	-	0.00%
Federal Home Loan Bank advances	135,253	1,294	3.83%	174,793	1,766	4.04%
Repurchase agreements	235,000	2,605	4.45%	240,000	2,663	4.44%
FHLB overnight borrowings	1,099	2	0.61%	-	-	0.00%
Federal Reserve overnight borrowings	2,224	4	0.75%	-	-	0.00%
Statutory Trust Debenture	25,306	127	2.01%	25,288	215	3.40%
Other borrowings	-	-	0.00%	4,193	47	4.48%
Total interest-bearing liabilities	3,746,528	12,512	1.34%	3,178,755	16,544	2.08%
Non-interest-bearing deposits	267,194	-		271,985	-
Other non-interest-bearing liabilities	100,117	-		45,701	-
Total liabilities	4,113,839	12,512		3,496,441	16,544
Total stockholders’ equity	652,082			620,150
Total liabilities and stockholders’ equity	$4,765,921			$4,116,591
Net interest income		$39,145			$30,416
Interest rate spread			3.37%			2.92%
Net interest margin			3.57%			3.24%
Average interest-earning assets to average
interest-bearing liabilities			117.25%			118.21%

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009

General – The Company recorded net income of $13.1 million, or $0.17 per share, for the six months ended June 30, 2010, compared to net income of $5.1 million, or $0.07 per share, for the same period in 2009.  The increase in net income was primarily the result of an increase in net interest income of $15.6 million, partially offset by an increase in non-interest expense of $3.8 million.

Net Interest Income – Net interest income for the six months ended June 30, 2010 increased $15.6 million to $75.4 million compared to $59.9 million for the six months ended June 30, 2009 with the net interest margin increasing 22 basis points to 3.45%.  Included in the six months ended June 30, 2010 is a benefit of a 3 basis point increase due to a $788 thousand interest recovery from a payoff of an impaired loan that had been acquired as part of the Company’s acquisition of FMS Financial Corp. in 2007. Strong asset growth coupled with a shift in our deposit mix to lower cost deposit categories were the primary reasons for the remaining margin expansion.  The Company experienced continued growth in the average balance of the loan portfolio, which increased $250.3 million to $2.8 billion at June 30, 2010 from $2.5 billion reported at June 30, 2009, and resulted in a $7.2 million increase in interest income during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The shift in the deposit mix from higher yielding time deposits into lower yielding core deposits resulted in a $7.3 million reduction in interest expense on deposits for the six months ended June 30, 2010 compared to the same period in 2009.

Interest expense on borrowings decreased $1.0 million to $8.4 million for the six months ended June 30, 2010 compared to $9.4 million for the same period in 2009 primarily due to a decline in the average balance of Federal Home Loan Bank advances, repurchase agreements and overnight borrowings.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $11.2 million for the six months ended June 30, 2010 compared to a provision of $10.1 million for the six months ended June 30, 2009.  The provision includes reserves for specific commercial and residential loans, as well as general reserves resulting from the ongoing evaluation of risk factors applied to the loan portfolio in combination with portfolio growth. The allowance for loan losses at June 30, 2010 totaled $50.9 million, or 1.8% of total loans outstanding, compared to $43.2 million, or 1.6% of total loans outstanding, at June 30, 2009. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding loan balances.

Non-interest Income – For the six months ended June 30, 2010, non-interest income increased to $14.6 million from $14.2 million for the six months ended June 30, 2009.  The growth is primarily attributable to increases in insurance and advisory commission income, consumer and commercial service charges and banking fees.  During the six months ended June 30, 2010, the Company recorded gains on the sale of investments of $2.0 million compared to $4.2 million of gains on the sale of investments for the six months ended June 30, 2009.  Results for the six months ended June 30, 2009 included $1.2 million of impairment charges on investment securities.  No impairment charges were recorded on investment securities for the six months ended June 30, 2010.

Non-interest Expense – Non-interest expense for the six months ended June 30, 2010 increased $3.8 million, or 6.5%, to $62.0 million compared to $58.2 million for the six months ended June 30, 2009.  The increase is primarily due to an increase in salaries and benefits resulting from normal merit increases as well as growth in the number of employees. The Company had increases in marketing, internet banking and debit card reward expenses as enhancements to product capabilities and visibility in the marketplace continue to be a priority.  For the six months ended June 30, 2010, our efficiency ratio improved to 68.7% from 78.5% for the six months ended June 30, 2009.

Income Taxes – Income tax expense totaled $3.8 million for the six months ended June 30, 2010, reflecting an effective tax rate of 22.4%, compared to income tax expense of $0.7 million, reflecting an effective tax rate of 11.9%, for the same period in 2009.   The increase was due primarily to an increase in income before income taxes of $11.1 million to $16.9 million for the six months ended June 30, 2010, from income before income taxes of $5.8 million for the six months ended June 30, 2009.  In addition, increases in average tax exempt securities and loans of $95.4 million for the six months ended June 30, 2010 compared to the same period in 2009 helped to minimize the overall increase in the effective income tax rate.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.

The following table summarizes average balances and average yields and costs for the six-month periods ended June 30, 2010 and June 30, 2009.

Average Balance Tables
	Six Months Ended June 30,			Six Months Ended June 30,
	2010			2009
	Average	Interest &	Yield /	Average	Interest &	Yield /
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-bearing demand deposits	$-	$-	0.00%	$178	$5	5.62%
Loans	2,790,036	74,460	5.36%	2,539,777	67,278	5.30%
Trading Securities	9,803	56	1.15%	-	-	0.00%
Overnight Investments	134,995	169	0.25%	-	-	0.00%
Investment securities	629,262	8,954	2.85%	114,186	2,227	3.90%
Mortgage backed securities	653,442	15,409	4.72%	826,032	21,246	5.14%
Collateralized mortgage obligations	130,203	2,613	4.01%	160,521	3,542	4.41%
Other interest earning assets	28,068	76	0.54%	67,184	190	0.57%
Total interest earning assets	4,375,809	101,737	4.66%	3,707,878	94,488	5.10%
Non-interest earning assets	396,781			354,923
Total assets	$4,772,590	$101,737		$4,062,801	$94,488

Liabilities and stockholders’ equity:
Interest earning checking accounts	$1,220,358	$5,059	0.83%	$680,733	$4,096	1.20%
Money market accounts	632,574	2,560	0.82%	577,774	5,019	1.74%
Savings accounts	582,339	2,044	0.71%	396,636	1,135	0.57%
Time deposits	894,203	8,227	1.87%	1,009,375	14,984	2.97%
Total interest-bearing deposits	3,329,474	17,890	1.09%	2,664,518	25,234	1.89%
Fed Funds Purchased	1,981	2	0.25%
Federal Home Loan Bank advances	149,377	2,961	4.00%	174,840	3,496	4.00%
Repurchase agreements	235,000	5,179	4.44%	240,000	5,299	4.42%
FHLB overnight borrowings	553	2	0.61%	-	-	0.00%
Fed Res overnight borrowings	1,118	4	0.75%	-	-
Statutory Trust Debenture	25,304	250	1.98%	25,286	413	3.27%
Other borrowings	592	-	0.00%	27,823	151	1.09%
Total interest-bearing liabilities	3,743,399	26,288	1.42%	3,132,467	34,593	2.21%
Non-interest-bearing deposits	258,485			264,939
Other non-interest-bearing liabilities	122,173			50,037
Total liabilities	4,124,057	26,288		3,447,443	34,593

Total stockholders’ equity	648,533			615,358
Total liabilities and stockholders’ equity	$4,772,590			$4,062,801
Net interest income		$75,449			$59,895
Interest rate spread			3.24%			2.89%
Net interest margin			3.45%			3.23%
Average interest-earning assets to average
interest-bearing liabilities			116.89%			118.37%

Asset Quality

The Company does not engage in subprime lending and investment activities, which are characterized by the advancing of mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history.  At June 30, 2010, the Company’s investment in pooled trust preferred collateralized debt obligations included three securities, each of which are the most senior tranches, with a total book value of $18.3 million and an estimated fair value of $15.2 million.  These securities are backed by trust preferred capital securities issued by banks. The senior tranches of collateralized debt obligations generally are protected from defaults by over-collateralization.

Non-performing loans, including loans 90 days past due and still accruing, decreased to $113.3 million, or 2.32% of total assets at June 30, 2010 from $120.5 million, or 2.58% of total assets at December 31, 2009.  Included in non-performing loans at June 30, 2010 is $24.8 million, or 21.9% of total non-performing loans, that are government guaranteed student loans where The Company has nominal risk of credit loss.   Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses.

Net charge-offs during the quarter ended June 30, 2010 were $1.7 million, compared to $1.2 million during the quarter ended June 30, 2009.  The allowance for loan losses at June 30, 2010 was 1.8% of total loans outstanding, compared to 1.6% of total loans outstanding, at December 31, 2009.

The Bank recorded a provision for loan losses of $6.2 million and $11.2 million for the three and six months ended June 30, 2010, respectively, compared to a provision of $7.1 million and $10.1 million for the three and six months ended June 30, 2009, respectively.  The provision includes reserves for specific commercial and residential loans, as well as general reserves resulting from the ongoing evaluation of risk factors applied to the loan portfolio in light of the continued weakness in the commercial real estate market.  We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient.

Real estate owned increased to $10.7 million during the six months ended June 30, 2010 from $9.1 million at December 31, 2009.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”).  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At June 30, 2010, the Company determined that its future levels of principal repayments would not be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $226.1 million.  In addition, at June 30, 2010, our maximum borrowing capacity with the FHLB was $749.0 million.  On June 30, 2010, we had $133.0 million of advances outstanding and $163.9 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2010, we had $361.1 million in loan commitments outstanding, which consisted of $149.6 million and $17.0 million in commercial and consumer commitments to fund loans, respectively, $168.3 million in commercial and consumer unused lines of credit, and $26.2 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2010 totaled $603.1 million, or 68.4% of certificates of deposit, at June 30, 2010.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations at June 30, 2010:

(Dollars in thousands)
		Payments due by period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$166,643	$165,978	$-	$-	$665
Unused lines of credit	168,326	104,192	-	-	64,134
Standby letters of credit	26,206	26,206	-	-	-
Operating lease obligations	29,884	5,029	8,304	5,231	11,320
Total	$391,059	$301,405	$8,304	$5,231	$76,119

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  We may use capital management tools such as cash dividends and common share repurchases.  As of June 30, 2010, the Company had repurchased 566,304 shares of its common stock.  Repurchased shares are held in treasury.

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

In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities.  As of June 30, 2010 approximately  82.27 % of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2010 approximately  8.29% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 1.25% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately  8.19% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes,  private placement municipal bonds, equity securities, mutual funds , money market funds and bank certificates of deposit.

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

For the period ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at June 30, 2010.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2010
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$150,277	$157,757	$156,477
% change	(4.74%)		(0.81%)

Net Income at Risk:
Net income	$17,497	$22,425	$21,663
% change	(21.97%)		(3.40%)

Economic Value at Risk:
Equity	$647,162	$688,754	$601,486
% change	(6.04%)		(12.67%)

As of June 30, 2010, based on the scenarios above, net interest income, net income and economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment.

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

As of June 30, 2010, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Except as listed above, as of June 30, 2010, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (including fees)	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2010	-	-	-	1,412,680
May 1-30, 2010	-	-	-	1,412,680
June 1-30, 2010	155,400	10.02	155,400	1,257,280

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

(2)	Incorporated herein by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 5, 2010	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 5, 2010	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)