Form 10-Q
period 2010-09-30
Beneficial Mutual Bancorp Inc
filed 2010-11-05
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Yes ☐          No ☒

As of November 5, 2010, there were 81,027,553 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 35,234,778 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
PART I.   FINANCIAL INFORMATION
Item 1.    Financial Statements
Unaudited Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS:
Cash and Cash Equivalents:
Cash and due from banks	$38,223	$39,739
Overnight investments	177,887	139,962
Total cash and cash equivalents	216,110	179,701
Trading Securities	-	31,825
Investment Securities:
Available-for-sale (amortized cost of $1,381,480 at September 30, 2010 and $1,260,670 at December 31, 2009)	1,419,095	1,287,106
Held-to-maturity	88,782	48,009
Federal Home Loan Bank stock, at cost	27,168	28,068
Total investment securities	1,535,045	1,363,183
Loans:	2,768,753	2,790,119
Allowance for loan losses	(44,959)	(45,855)
Net loans	2,723,794	2,744,264
Accrued Interest Receivable	18,483	19,375
Bank Premises and Equipment, net	69,466	81,255
Other Assets:
Goodwill	110,486	110,486
Bank owned life insurance	33,464	32,357
Other intangibles	17,777	20,430
Other assets	174,561	90,804
Total other assets	336,288	254,077
Total Assets	$4,899,186	$4,673,680
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Non-interest bearing deposits	$292,159	$242,412
Interest bearing deposits	3,566,144	3,266,835
Total deposits	3,858,303	3,509,247
Borrowed funds	343,313	433,620
Other liabilities	63,481	93,812
Total liabilities	4,265,097	4,036,679
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock - $.01 par value, 100,000,000 shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common Stock – $.01 par value, 300,000,000 shares authorized, 82,265,957 shares issued as of September 30, 2010 and 82,264,457 shares issued as of December 31, 2009, and 81,355,053 shares outstanding as of September 30, 2010 and 81,853,553 shares outstanding as of December 31, 2009	823	823
Additional paid-in capital	347,581	345,356
Unearned common stock held by employee stock ownership plan	(23,073)	(25,489)
Retained earnings (partially restricted)	304,589	313,195
Accumulated other comprehensive income, net	12,752	6,712
Treasury stock, at cost, 910,904 shares at September 30, 2010 and 410,904 shares at December 31, 2009	(8,583)	(3,596)
Total stockholders’ equity	634,089	637,001
Total Liabilities and Stockholders’ Equity	$4,899,186	$4,673,680

See accompanying notes to the unaudited condensed consolidated financial statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$35,480	$36,244	$109,940	$103,522
Interest on overnight investments	151	-	321	2
Interest on trading securities	14	-	70	-
Interest and dividends on investment securities:
Taxable	10,497	11,293	35,146	37,294
Tax-exempt	1,150	902	3,552	2,108
Total interest income	47,292	48,439	149,029	142,926

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	2,556	2,319	7,616	6,415
Money market and savings deposits	2,441	2,515	7,045	8,669
Time deposits	3,395	6,176	11,621	21,160
Total	8,392	11,010	26,282	36,244
Interest on borrowed funds	3,810	4,749	12,208	14,108
Total interest expense	12,202	15,759	38,490	50,352

Net interest income	35,090	32,680	110,539	92,574

Provision for loan losses	51,050	2,000	62,200	12,100
Net interest (loss) income after provision for loan losses	(15,960)	30,680	48,339	80,474

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,944	1,818	6,716	6,281
Service charges and other income	3,387	3,456	11,076	10,217
Impairment charge on securities available-for-sale	(88)	(195)	(88)	(1,425)
Gain on sale of investment securities available-for-sale	370	1,383	2,374	5,548
Gains on sale of trading securities	123	-	235	-
Total non-interest income	5,736	6,462	20,313	20,621

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,580	14,583	46,316	42,865
Occupancy expense	2,906	2,970	8,966	9,072
Depreciation, amortization and maintenance	2,443	2,277	6,859	6,724
Marketing expense	2,392	1,138	5,041	4,124
Intangible amortization expense	886	892	2,653	2,674
FDIC Insurance	1,361	1,052	4,065	4,384
Impairment of goodwill	-	976	-	976
Other	7,783	6,634	21,415	17,891
Total non-interest expense	33,351	30,522	95,315	88,710

(Loss) Income before income taxes	(43,575)	6,620	(26,663)	12,385

Income tax (benefit) expense	(21,845)	800	(18,057)	1,487

NET (LOSS) INCOME	$(21,730)	$5,820	$(8,606)	$10,898

(LOSS) EARNINGS PER SHARE – Basic	$(0.28)	$0.07	$(0.11)	$0.14
(LOSS) EARNINGS PER SHARE – Diluted	$(0.28)	$0.07	$(0.11)	$0.14

Average common shares outstanding – Basic	77,541,313	77,651,098	77,721,359	77,695,061
Average common shares outstanding – Diluted	77,541,313	77,675,526	77,721,359	77,707,151

See accompanying notes to the unaudited condensed consolidated financial statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BALANCE, JANUARY 1, 2010	82,264,457	$823	$345,356	$(25,489)	$313,195	$(3,596)	$6,712	$637,001
Net loss					(8,606)			(8,606)	$(8,606)
KSOP shares committed to be released			(86)	2,416				2,330
Stock option expense			970					970
Restricted stock shares			1,328					1,328
Issuance of common shares	1,500		13					13
Purchase of treasury stock						(4,987)		(4,987)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $4,713)							8,753	8,753	8,753
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $831)							(1,543)	(1,543)	(1,543)
Reclassification adjustment for other-than-temporary impairment (net of tax benefit of $31)							57	57	57
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $481)							(1,227)	(1,227)	(1,227)
Total OCI									6,040
Comprehensive income									$(2,566)
BALANCE, SEPTEMBER 30, 2010	82,265,957	$823	$347,581	$(23,073)	$304,589	$(8,583)	$12,752	$634,089

See accompanying notes to the unaudited Condensed Consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) income	$(8,606)	$10,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	62,200	12,100
Depreciation and amortization	4,639	4,559
Intangible amortization	2,653	2,674
Net gain on sale of investments	(2,374)	(5,548)
Impairment of investments	88	1,425
Accretion of discount on investments	(1,372)	(1,621)
Amortization of premium on investments	422	374
Deferred income taxes	1,942	(2,206)
Net loss from sales of premises and equipment	280	15
Impairment on other real estate owned	1,080	528
Impairment of goodwill	-	976
Amortization of employee savings and stock ownership plan	2,328	2,032
Increase in bank owned life insurance	(1,107)	(1,121)
Stock based compensation expense	2,299	2,336
Purchases of trading securities	(758,148)	-
Sales of trading securities	789,895	-
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	892	(1,721)
Accrued interest payable	(904)	(1,218)
Income tax benefit	(29,697)	(2,314)
Other liabilities	(30,718)	18,080
Other assets	(40,008)	6,347
Net cash (used in) provided by operating activities	(4,216)	46,595

INVESTING ACTIVITIES:
Loans originated or acquired	(470,837)	(780,449)
Principal repayment on loans	419,413	409,319
Purchases of investment securities available for sale	(946,015)	(422,083)
Purchases of investment securities held to maturity	(93,855)	-
Net purchases of money market fund	2,457	(7,067)
Proceeds from sales and maturities of investment securities available for sale	826,063	400,719
Proceeds from maturities, calls or repayments of investment securities held to maturity	53,145	23,721
Proceeds from sales of loans	-	37,272
Redemption of Federal Home Loan Bank stock	900	-
Proceeds from sale of other real estate owned	2,475	636
Purchases of premises and equipment	(10,350)	(5,194)
Proceeds from sale of premises and equipment	880	28
Net payments related to other investing activities	(442)	-
Net cash used in investing activities	(216,166)	(343,098)

FINANCING ACTIVITIES:
Net decrease in borrowed funds	(86,737)	(136,438)
Net increase in checking, savings and demand accounts	429,228	618,060
Net decrease in time deposits	(80,726)	(77,514)
Proceeds from stock issuance	13	-
Purchase of treasury stock	(4,987)	(3,596)
Net cash provided by financing activities	256,791	400,512

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,409	104,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	179,701	44,389

CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,110	$148,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$27,173	$37,449
Cash payments for income taxes	9,715	6,771
Transfers of loans to other real estate owned	9.695	1,228
Transfers of bank branches to other real estate owned	2,207	1,667

See accompanying notes to the unaudited Condensed Consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 15, 2010.  The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  (i) Beneficial Advisors, LLC, which offers non-deposit investment products and wealth management services, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio.  All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.  Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.  Accordingly, the various financial services and products offered are aggregated into one reportable operating segment:  community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 720 for Segment Reporting.

As a result of guidance issued in September 2009 on FASB ASC Topic 810 regarding consolidation of variable interest entities, beginning January 1, 2010 the Company deconsolidated two variable interest entities previously consolidated.  The impact of this deconsolidation reduced premises and equipment by $14.1 million, increased other assets by $9.1 million and decreased liabilities by $5.0 million.  There was no net impact on the Company’s condensed consolidated Statement of Operations.

Use of Estimates in the Preparation of Financial Statements

These unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the allowance for loan losses, goodwill, other intangible assets and income taxes.

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  On July 13, 2007, the Company completed its initial minority public offering and acquisition of FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank, which was merged with and into the Bank.  Following the consummation of the merger and public offering, the Company had a total of 82,264,457 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,682 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC (the “MHC”), the Company’s parent mutual holding company.  In the event the Company pays dividends to its stockholders, it will also be required to pay dividends to the MHC. The Company is authorized to issue a total of four hundred million shares, of which three hundred million shares shall be common stock, par value $0.01 per share, and of which one hundred million shares shall be preferred stock, par value $0.01 per share.  Each share of the Company’s common stock has the same relative rights as, and is identical in all respects with, each other share of common stock.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 65 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Office of Thrift Supervision (the “OTS”) regulates the Company and the MHC.  The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

NOTE 3 – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding less any treasury shares. The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares.  See Note 13 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted earnings per share:
Net income	$(21,730)	$5,820	$(8,606)	$10,898
Basic average common shares outstanding	77,541,313	77,651,098	77,721,359	77,695,061
Effect of dilutive securities	-	24,428	-	12,090
Dilutive average shares outstanding	77,541,313	77,675,526	77,721,359	77,707,151
Net earnings per share:
Basic	$(0.28)	$0.07	$(0.11)	$0.14
Diluted	$(0.28)	$0.07	$(0.11)	$0.14

There were 149,509 and 149,095 average shares outstanding for the three and nine month periods ending September 30, 2010, respectively, which were not included in the computation of diluted earnings per share as the result would have been anti-dilutive under the “if converted” method.  For the three and nine months ended September 30, 2010, there were 2,028,100 outstanding options and 188,500 and 2,500 restricted stock grants that were anti-dilutive, respectively.  For the three months ended September 30, 2009, there were 1,922,750 outstanding options and no restricted stock grants that were anti-dilutive.  For the nine months ended September 30, 2009, there were 1,922,750 outstanding options and 699,000 restricted stock grants that were anti-dilutive.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2010 and December 31, 2009 are as follows.

Investment securities available for sale are summarized in the following table:

(Dollars in thousands)
	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$3,029	$84	$-	$3,113
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	603,381	1,551	146	604,786
GNMA guaranteed mortgage certificates	9,140	264	-	9,404
Collateralized mortgage obligations	102,961	2,605	14	105,552
Other mortgage-backed securities	517,428	32,374	-	549,802
Municipal bonds	123,073	3,562	4	126,631
Pooled trust preferred securities	18,265	5	2,726	15,544
Money market fund	4,203	60	-	4,263
Total	$1,381,480	$40,505	$2,890	$1,419,095

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$5,427	$871	$236	$6,062
GSE and Agency Notes	209,135	131	932	208,334
GNMA guaranteed mortgage certificates	10,214	180	-	10,394
Collateralized mortgage obligations	138,857	1,736	285	140,308
Other mortgage-backed securities	680,018	26,857	630	706,245
Municipal bonds	188,980	1,287	310	189,957
Pooled trust preferred securities	21,379	-	2,582	18,797
Money market fund	6,660	349	-	7,009
Total	$1,260,670	$31,411	$4,975	$1,287,106

Investment securities held to maturity are summarized in the following table:

(Dollars in thousands)
	September 30, 2010

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$651	$-	$28	$623
Other mortgage-backed securities	33,964	2,261	-	36,225
Municipal bonds	53,667	150	29	53,788
Foreign bonds	500	1	-	501
Total	$88,782	$2,412	$57	$91,137

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$685	$-	$30	$655
Other mortgage-backed securities	45,359	1,925	-	47,284
Municipal bonds	1,465	-	52	1,413
Foreign bonds	500	1	-	501
Total	$48,009	$1,926	$82	$49,853

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

The Company holds certain debt and equity securities having unrealized loss positions as a result of market changes in interest rates and credit spreads. Also, the economic environment and illiquidity in the financial markets since 2008 have increased market yields on certain securities resulting in unrealized losses on certain securities within the Company’s portfolio. The Company reviewed its portfolio for the quarter ended September 30, 2010 for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As a result, the Company recorded an OTTI loss of $88 thousand related to a $300 thousand equity security that had been in an unrealized loss position for greater than 12 months and for which management had deemed it unlikely that the market value would increase in the near future. For the nine months ended September 30, 2009, the Company recorded an OTTI loss of $1.4 million on equity securities which the Company had intended to sell and were in an unrealized loss position. With respect to debt securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The Company records OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The unrealized OTTI loss of $2.7 million in pooled trust preferred securities as of September 30, 2010 securities represent securitizations that have been in an unrealized loss position in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.

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

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for pooled trust preferred securities for the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, was rated Aa3 by Moody’s and BB+ by Standard & Poor’s, which represents a rating of below investment grade. The Company evaluated the potential impact of this downgrade and concluded that there would be no material impact to the book value of the security which at September 30, 2010, totaled $9.9 million and the fair value totaled $8.7 million, representing an unrealized loss of $1.2 million, or 12.2%. At September 30, 2010, there were a total of 35 banks currently performing of the 43 remaining banks in the security pool. A total of 16.2%, or $58.0 million, of the current collateral of $358.6 million has defaulted and 6.7%, or $24.0 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in November 2010, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.9% of defaults from the remaining performing collateral of $276.6 million. Excess subordination for the Trapeza 2003-4A Class A1A security represents 64.5% of the remaining performing collateral. The excess subordination of 64.5% is calculated by taking the remaining performing collateral of $276.6 million, subtracting the Class A-1 or senior tranche balance of $98.3 million and dividing this result, $178.3 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and CCC- by Standard & Poor’s, which represents a rating of below investment grade. At September 30, 2010, the book value of the security totaled $7.7 million and the fair value totaled $6.2 million, representing an unrealized loss of $1.5 million, or 19.7%. At September 30, 2010, there were a total of 35 banks currently performing of the 44 remaining banks in the security pool. A total of 15.2%, or $33.0 million, of the current collateral of $216.7 million has defaulted and 5.2%, or $11.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in December 2010, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 25.8% of defaults from the remaining performing collateral of $172.5 million. Excess subordination for the US Capital Fund III A-1 security represents 47.5% of the remaining performing collateral. The excess subordination of 47.5% is calculated by taking the remaining performing collateral of $172.5 million, subtracting the Class A-1 or senior tranche balance of $90.6 million and dividing this result, $81.9 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

(Dollars in thousands)
	September 30, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$74,949	$146	$-	$-	$74,949	$146
Other mortgage-backed securities	-	-	623	28	623	28
Municipal and other bonds	31,822	33	-	-	31,822	33
Pooled trust preferred securities	-	-	14,869	2,726	14,869	2,726
Collateralized mortgage obligations	2,584	7	198	7	2,782	14
Subtotal, debt securities	109,355	186	15,690	2,761	125,045	2,947
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$109,355	$186	$15,690	$2,761	$125,045	$2,947

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$154,110	$932	$-	$-	$154,110	$932
Other mortgage-backed securities	82,220	630	655	30	82,875	660
Municipal and other bonds	72,166	356	494	6	72,660	362
Pooled trust preferred securities	-	-	18,797	2,582	18,797	2,582
Collateralized mortgage obligations	40,977	232	8,824	53	49,801	285
Subtotal, debt securities	349,473	2,150	28,770	2,671	378,243	4,821
Equity securities	2,264	236	-	-	2,264	236
Total temporarily impaired securities	$351,737	$2,386	$28,770	$2,671	$380,507	$5,057

The following table sets forth the stated maturities of the investment securities at September 30, 2010 and December 31, 2009.  Mutual funds, money market funds and equity securities are not included in the table based on lack of maturity.

	September 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale:
Due in one year or less	$18,766	$18,792	$80,560	$80,685
Due after one year through five years	221,565	222,714	28,684	29,029
Due after five years through ten years	476,526	480,142	295,932	296,355
Due after ten years	130,823	130,865	153,175	151,326
Mortgage-backed securities	526,568	559,206	690,232	716,640
Total	$1,374,248	$1,411,719	$1,248,583	$1,274,035
Held to maturity:
Due in one year or less	$52,327	$52,365	$135	$134
Due after one year through five years	1,090	1,112	960	945
Due after five years through ten years	625	674	615	591
Due after ten years	125	138	255	244
Mortgage-backed securities	34,615	36,848	46,044	47,939
Total	$88,782	$91,137	$48,009	$49,853

At September 30, 2010 and December 31, 2009, $751.1 million and $567.7 million, respectively, of securities were pledged to secure municipal deposits. As of September 30, 2010 and December 31, 2009, the Company had $242.0 million and $275.5 million, respectively, of securities pledged as collateral on secured borrowings. At September 30, 2010 and December 31, 2009, the Company also pledged $3.7 million and $4.6 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

At September 30, 2010 and December 31, 2009, the Company held stock in the FHLB of Pittsburgh and New York totaling $27.2 million and $28.1 million, respectively.  The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at September 30, 2010 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 5 – LOANS

The Company provides loans to borrowers throughout the continental United States. The majority of these loans are to borrowers located in the Mid-Atlantic region. The ultimate repayment of these loans is dependent, to a certain degree, on the economy of this region.

Major classifications of loans at September 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	September 30, 2010	December 31, 2009
Real estate loans:
One-to-four family	$666,574	$647,687
Commercial real estate	862,398	780,328
Residential construction	12,545	11,938
Total real estate loans	1,541,517	1,439,953

Commercial business loans	442,300	523,033

Consumer loans:
Home equity loans and lines of credit	287,188	314,468
Auto loans	144,453	143,503
Education loans	254,673	257,021
Other consumer loans	98,622	112,141
Total consumer loans	784,936	827,133
Total loans	2,768,753	2,790,119

Allowance for loan losses	(44,959)	(45,855)
Loans, net	$2,723,794	$2,744,264

During the quarter ended September 30, 2010, the Company saw considerable deterioration in the value of the collateral securing a number of large collateral dependent commercial real estate loans. Additionally, the Company has seen a pronounced slowdown in the commercial real estate market limiting traditional refinance and repayment sources.  The Company now believes the recovery for commercial real estate in its market area will take longer than previously anticipated causing continued downward pressure on property valuations.  As a result, during the quarter ended September 30, 2010 the Company recorded a provision for loan losses of $51.1 million.  The provision was due to specific reserves required for $122.0 million of commercial real estate loans that the Company had previously designated as criticized loans (loans classified special mention, substandard, doubtful or loss). During the quarter ended September 30, 2010, the Company also recorded a partial charge-off of the collateral deficiency which totaled $56.1 million on criticized loans that were determined by management to be collateral dependent.

The activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, is as follows:

(Dollars in thousands)
	September 30,		December 31,
	2010	2009	2009
Balance, beginning of year	$45,855	$36,905	$36,905
Provision for loan losses	62,200	12,100	15,697
Charge-offs	(63,732)	(6,981)	(7,703)
Recoveries	636	718	956
Balance, end of period	$44,959	$42,742	$45,855

The Company has performed an analysis of the entire loan portfolio to determine the required allowance for loan losses which includes segmenting the portfolio by loan type, determining the risks of each loan type, reviewing trends such as collateral deficiency, loss, delinquency, volume and concentration of credit as well as considering national and local trends. The Company identifies and evaluates all impaired loans in accordance with FASB ASC Topic 310 for Loans and Debt Securities.  A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.  Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.  Loans collectively evaluated for impairment include personal loans and most residential mortgage loans, and are not included in the following data.

Components of Impaired Loans

(Dollars in thousands)
	September 30, 2010	December 31, 2009
Impaired loans with a specific related allowance for loan losses	$1,765	$30,473
Impaired loans with no specific related allowance for loan losses	87,374	41,414
Total impaired loans	89,139	$71,887

Specific valuation allowance related to impaired loans	$507	$15,878

Analysis of Impaired Loans
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2010	2009
Average impaired loans	$77,005	$48,292
Interest income recognized on impaired loans	6	231
Cash basis interest income recognized on impaired loans	866	27

The increase in impaired loans of $17.3 million to $89.1 million at September 30, 2010 from $71.8 million at December 31, 2009 is due to deterioration in the commercial real estate portfolio. In many cases, borrowers have been unable to lease properties servicing commercial loans. Development of land acquired for commercial development and other commercial construction has also slowed.

The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia.  At September 30, 2010 and December 31, 2009, loans in the amount of $646.2 million and $682.0 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the acquisition of CLA Agency, Inc., FMS Financial Corporation, and Paul Hertel & Company were accounted for in accordance with guidance from FASB ASC Topic 350 regarding Goodwill and Intangible Assets.  As required under the guidance, goodwill is not amortized but rather is reviewed for impairment at least annually. This annual assessment will be completed during the fourth quarter of 2010. The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible which is amortized over an estimated useful life of ten years.  As of September 30, 2010, the core deposit intangible net of accumulated amortization totaled $11.6 million.  The other amortizing intangibles, which include customer lists and other intangibles, vary in estimated useful lives from 2-13 years.  The weighted average lives for core deposit intangibles, customer lists, trademarks and agreements not to compete are 11.0 years, 11.6 years, 2.6 years and 3.5 years, respectively.

Overall economic conditions and increased competition significantly impacted the financial results of the insurance brokerage business during 2009.  As a result, during the third quarter of 2009, the Company conducted an impairment evaluation of goodwill specifically related to the insurance brokerage business and recorded an impairment charge of $1.0 million.  The Company determined the fair value of the insurance brokerage business based upon a combination of the guideline public company technique, the precedent transaction technique and the discounted cash flow technique.  No goodwill impairment indicators were noted during the nine months ended September 30, 2010 for the insurance brokerage business.  We will complete our annual goodwill impairment assessment in the fourth quarter of 2010. Goodwill and other intangibles at September 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balances at December 31, 2009	$110,486	$13,577	$6,853
Amortization	-	(1,954)	(699)
Balances at September 30, 2010	$110,486	$11,623	$6,154

The following table summarizes intangible assets at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core deposits	$23,215	$(11,592)	$11,623	$23,215	$(9,638)	$13,577
Customer relationships and other	10,251	(4,097)	6,154	10,251	(3,398)	6,853
Total Amortizing	$33,466	$(15,689)	$17,777	$33,466	$(13,036)	$20,430

NOTE 7 – DEPOSITS

Deposits at September 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	September 30,	December 31,
	2010	2009
Non-interest bearing deposits	$292,159	$242,412
Interest earning checking accounts	1,422,793	1,122,515
Money market accounts	611,778	665,757
Savings accounts	665,828	532,511
Total core deposits	2,992,558	2,563,195
Time deposits	865,745	946,052
Total deposits	$3,858,303	$3,509,247

At September 30, 2010 and December 31, 2009, $1.1 billion and $821.3 million, respectively, of total deposits were municipal deposits consisting primarily of interest-earning checking accounts.

NOTE 8 – BORROWED FUNDS

Borrowed funds at September 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in thousands)
	September 30, 2010	December 31, 2009
FHLB advances	$113,000	$169,750
Repurchase agreements	205,000	235,000
Statutory trust debenture	25,313	25,299
Other	-	3,571
Total borrowed funds	$343,313	$433,620

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2010 and December 31, 2009, the Bank met all capital adequacy requirements to which it was subject. As of September 30, 2010 and December 31, 2009, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC. The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2010:
Tier 1 Capital (to average assets)	$439,152	9.26%	$142,300	3.00%	$237,000	5.00%
Tier 1 Capital (to risk weighted assets)	439,152	16.20%	$108,400	4.00%	$162,600	6.00%
Total Capital (to risk weighted assets)	473,214	17.46%	$216,800	8.00%	$271,100	10.00%

As of December 31, 2009:
Tier 1 Capital (to average assets)	$439,865	9.81%	$134,500	3.00%	$224,200	5.00%
Tier 1 Capital (to risk weighted assets)	439,865	16.71%	$105,300	4.00%	$157,900	6.00%
Total Capital (to risk weighted assets)	473,090	17.98%	$210,500	8.00%	$263,200	10.00%

NOTE 10 – INCOME TAXES

For the nine months ended September 30, 2010, the Company recorded an income tax benefit of $18.1 million, for an effective tax rate of 67.7%, compared to an income tax expense of $1.5 million, for an effective tax rate of 12.0% for the same period in 2009. The difference was due to a decrease in income before income taxes of $39.1 million, to a loss of $26.7 million, for the nine months ended September 30, 2010, from income before income taxes of $12.4 million for the nine months ended September 30, 2009.  The primary driver of the decrease in income before income taxes was the provision for loan losses of $51.1 million recorded during the quarter ended September 30, 2010. In addition, increases in average tax exempt securities and loans of $79.9 million for the nine months ended September 30, 2010 added to the overall change in the effective income tax rate.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits reduced the effective  tax rates by (11.00%), (7.20%) and (12.30%) in the effective income tax rate calculation for 2010, respectively, and (9.52%), 2.43%, and (13.11%) for 2009, respectively.

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels.  In 2008, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan (“ESOP”) to fund employer contributions.

The components of net pension cost are as follows:

(Dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$-	$-	$53	$42
Interest cost	965	932	332	374
Expected return on assets	(928)	(768)	-	-
Amortization of loss (gain)	215	195	(2)	4
Amortization of prior service cost	-	-	47	37
Amortization of transition obligation	-	-	41	41
Net periodic pension cost	$252	$359	$471	$498

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$-	$-	$160	$128
Interest cost	2,894	2,795	997	1,121
Expected return on assets	(2,782)	(2,303)	-	-
Amortization of loss	644	586	(6)	11
Amortization of prior service cost	-	-	140	110
Amortization of transition obligation	-	-	123	123
Net periodic pension cost	$756	$1,078	$1,414	$1,493

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes.

NOTE 12 – EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN (“KSOP”)

In connection with the Company’s initial public offering, the Bank implemented the ESOP, which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age.  Other salaried employees will be eligible after they have completed 1 year of service and have attained the age of 21.  The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.   Shares purchased by the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. As of July 1, 2008, the ESOP was merged with the Bank’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). The Company accounts for the KSOP based on guidance from FASB ASC Topic 718 for Compensation – Stock Compensation.  Shares are released as the loan is repaid.

The balance of the loan to the KSOP as of September 30, 2010 was $25.6 million compared to $28.2 million at September 30, 2009.

All full time employees and certain part time employees are eligible to participate in the KSOP if they meet service criteria. Shares will be allocated and released based on the Bank’s 401(k) Plan Document. While the KSOP is one plan, the two separate components of the 401(k) Plan and the ESOP remain. Under the KSOP the company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service. The Bank may also make discretionary contributions under the KSOP. Each participants account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The Company recorded an expense of approximately $0.9 million and $2.7 million for the three and nine month periods ended September 30, 2010, respectively, and an expense of approximately $0.8 million and $2.4 million for the three and nine month periods ended September 30, 2009, respectively, associated with the KSOP.

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2010, 130,000 shares were fully vested and 82,500 shares were forfeited.  All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if certain specified performance requirements are met during a specific performance measurement period.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine month periods ended September 30, 2010 was $0.5 million and $1.3 million, respectively, compared to $0.5 million and $1.4 million for the three and nine month periods ending September 30, 2009, respectively.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2010.

(Dollars in thousands)
Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2010	836,500	$11.28
Issued	153,000	9.70
Vested	(68,000)	11.55
Forfeited	(82,500)	11.00
Non-vested Stock Awards outstanding, September 30, 2010	839,000	$11.00

The fair value of the 68,000 shares vested during the nine months ended September 30, 2010 was $0.7 million. There were 62,000 shares vested for the three months ended September 30, 2010 and 2009.

The EIP authorizes the grant of options to officers, employees, and directors of the company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2010, the Company granted 279,100 options compared to 230,250 during the nine months ended September 30, 2009.  All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable at the rate of 20% a year over five years. For the three and nine months ended September 30, 2010 the compensation expense for options was $0.4 million and $1.0 million, respectively, compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2009, respectively.  A summary of option activity as of September 30, 2010 and changes during the nine month period is presented below:

	Number of Options	Weighted Average Price per Shares

January 1, 2010	1,922,250	$11.44
Granted	279,100	9.70
Exercised	(1,500)	8.35
Forfeited	(141,650)	11.33
Expired	(27,800)	9.66
September 30, 2010	2,030,400	$11.21

The weighted average remaining contractual term was approximately 8.12 years for options outstanding as of September 30, 2010.  There were 673,850 shares and 338,500 shares exercisable at September 30, 2010 and 2009, respectively.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2010 and September 30, 2009 are as follows.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Weighted average fair value of options granted	$3.56	$2.95
Weighted average risk-free rate of return	2.98%	2.39%
Weighted average expected option life in months	78	78
Weighted average expected volatility	29.86%	29.80%
Expected dividends	$-	$-

The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant.

The expected volatility was determined using historical volatilities based on historical stock prices. The Company used the simplified method for determining the expected life for options as allowed under accounting guidance on Stock Compensation.  As of September 30, 2010, there was $4.2 million of total unrecognized compensation cost related to options and $7.0 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP.  As of September 30, 2009, there was $5.0 million in unrecognized compensation cost related to options and $8.1 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP.  The average weighted lives for the option expense were 3.2 years and 4.2 years for nine months ended September 30, 2010 and September 30, 2009, respectively. The average weighted lives for the stock award expense was 3.3 years and 3.9 years as of September 30, 2010 and September 30, 2009, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Outstanding loan commitments totaled $385.7 million at September 30, 2010, as compared to $268.6 million as of December 31, 2009. Loan commitments consist of commitments to originate new loans as well as the outstanding undrawn portions of lines of credit and standby letters of credit.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations and cashflows.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued Accounting Standards Update (ASU) 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” (SEC Update). These are amendments to SEC Paragraphs pursuant to release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, Codification of Financial Reporting Policies. The changes are immaterial and have no significant impact on the actual guidance or to the Company.

In July 2010, the FASB issued ASU 2010-20 “Receivables” (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the allowance for Credit Losses.” As a result of this update the financial statements will provide greater transparency about the entity’s allowance for credit losses and the credit quality of its financing receivables.  This update affects any entity with financing receivables, excluding short term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  Traditional banking institutions, such as the Bank, that currently measure a large number of financing receivables at amortized cost will be affected to a greater extent than brokers and dealers in securities and investment companies that currently measure most financing receivables at fair value.  This guidance will impact the Bank’s interim and annual reporting, as this amendment will be effective for reporting periods ending on or after December 15, 2010.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update requires SEC filers to evaluate subsequent events through the date the financial statements are issued. These amendments remove the requirement for a SEC filer to disclose the evaluation date in both issued and revised financial statements. Revised financial statements are a result of correction of an error or a retrospective application of GAAP.   Upon revising its financial statements, a filer is required to review subsequent events through the revised date. This amendment is effective for interim or annual periods ending after September 15, 2010. The Company has adopted the new guidance.

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

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. In accordance with FASB ASU 2010-06, the Company discloses significant transfers between levels and describes the reason for the transfer.   Transfers will be completed at the end of the quarter in which the input for fair measurement changes.  There were no transfers between levels during the nine months ended September 30, 2010.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are as follows:

 (Dollars in thousands)
	Category Used for Fair Value Measurement As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale:
U.S. GSE and agency notes		$604,786		$604,786
GNMA guaranteed mortgage certificates		9,404		9,404
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		8,682		8,682
Agency CMOs		33,378		33,378
Non-agency CMOs		63,492		63,492
Other mortgage-backed securities		549,802		549,802
Municipal bonds
General obligation municipal bonds		106,760		106,760
Revenue municipal bonds		19,871		19,871
Mutual funds (large blend)		1,804		1,804
Pooled trust preferred securities (financial industry)			$15,544	15,544
Equity securities (financial industry)	$3,113			3,113
Money market funds	2,146			2,146
Certificates of deposit	313			313
Total	$5,572	$1,397,979	$15,544	$1,419,095

	Category Used for Fair Value Measurement As of December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities		$39,739		$39,739
Investment securities available for sale:
U.S. Government Sponsored Enterprise (“GSE”) and agency notes		208,334		208,334
GNMA guaranteed mortgage certificates		10,394		10,394
Collateralized mortgage obligations		140,308		140,308
Other mortgage-backed securities		706,245		706,245
Municipal bonds		189,957		189,957
Pooled trust preferred securities			$18,797	18,797
Equity securities	$6,062			6,062
Money market funds		5,085		5,085
Mutual funds		1,627		1,627
Certificates of deposits	297			297
Total	$6,359	$1,301,689	$18,797	$1,326,845

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

GNMA Collateralized Mortgage Obligations.  To estimate the fair value of the securities, the Company utilizes an industry standard pricing service.  For pricing evaluations, the pricing service obtains and applies available trade information, dealer quotes, market color, spreads, bids, offers, prepayment information, U.S. Treasury curves, swap curves and to be announced forward contract on MBS’s values (TBA).

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and September 30, 2009.

Level 3 Investments Only (Dollars in thousands)	Period Ended September 30, 2010
Trust Preferred Securities
Balance, January 1, 2010	$18,797
Total gains or losses realized/(unrealized):
Included in earnings
Included in OCI	(139)
Payments	(3,114)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, September 30, 2010	$15,544

Level 3 Investments Only (Dollars in thousands)	Period Ended September 30, 2009
Trust Preferred Securities
Balance, January 1, 2009	$19,329
Total gains or losses realized/(unrealized):
Included in earnings	-
Included in OCI	2,094
Payments	(1,863)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, September 30, 2009	$19,560

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below (in thousands).  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at September 30, 2010 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.

For the quarter ended September 30, 2010 there were $6.7 million from impaired loans transferred to other real estate owned. There were no impaired loans transferred to other real estate owned for the quarter ended September 30, 2009. The valuation of the transfer to other real estate is a level 2 measurement since the real estate was valued using comparable pricing of similar assets.

Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD At September 30, 2010	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$55,636			$55,636	(61,986)
Other real estate owned	8,865		$8,865		(5,615)

	Balance at Transferred YTD At September 30, 2009	Level 1	Level 2	Level 3	Gain/(Losses)
Goodwill	$110,486			$110,486	$(976)
Impaired loans	17,951			17,951	(18,445)
Other real estate owned	1,196		$1,196		(385)

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

(Dollars in thousands)	Fair Value of Financial Instruments
	At September 30, 2010		At December 31, 2009

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$216,110	$216,110	$179,701	$179,701
Trading securities	-	-	31,825	31,825
Investment securities	1,535,045	1,537,400	1,363,183	1,365,026

Loans - net	2,723,794	2,719,232	2,744,264	2,663,740
Liabilities:
Checking deposits	1,714,952	1,714,952	1,363,516	1,363,516
Money market and savings accounts	1,277,606	1,277,606	1,199,679	1,199,679
Time deposits	865,745	874,875	946,052	954,835
Borrowed funds	343,313	347,240	433,620	438,769

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments - The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, yield curve analysis, and prices obtained from independent pricing services.  The fair value of CDOs is determined by using observable transactions of similar rated single trust preferred issues to obtain an average discount margin which is applied to a cash flow analysis model. The fair value of Federal Home Loan Bank stock is not determinable since there is no active market for the stock.

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

Checking and Money Market Deposits, Savings Accounts, and Time Deposits - The fair value of checking and money market deposits and savings accounts is the amount reported in the condensed consolidated  financial statements.  The carrying amount of checking, savings and money market accounts is the amount that is payable on demand at the reporting date.  The fair value of time deposits is generally based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Borrowed Funds - The fair value of borrowed funds is based on a present value estimate using rates currently offered.  Under FASB ACS Topic 820 for Fair Value Measurements and Disclosures, the subordinated debenture was valued based on management’s estimate of similar trust preferred securities activity in the market.

Commitments to Extend Credit and Letters of Credit - The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans.  Because commitments to extend credit and letters of credit are generally not assignable by either the Company or the borrower, they only have value to the Company and the borrower.  The estimated fair value approximates the recorded net deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since September 30, 2010 and December 31, 2009, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and its other reports filed with the U.S. Securities and Exchange Commission.

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

In the preparation of our condensed consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States.

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

EXECUTIVE SUMMARY

Beneficial Mutual Bancorp Inc. is a federally chartered stock savings and loan holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  On July 13, 2007, the Company completed its initial minority public offering and simultaneous acquisition of FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank, which was merged with and into the Bank.  Following the consummation of the merger and public offering, the Company had a total of 82,264,457 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,682 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC (the “MHC”), the Company’s parent mutual holding company.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 65 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Office of Thrift Supervision (the “OTS”) regulates the Company and the MHC.  The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

The Bank’s tier 1 leverage ratio totaled 9.26% at September 30, 2010 compared to 9.81% at December 31, 2009. The Bank’s total risk based capital ratio was 17.46% compared to 17.98% at December 31, 2009 and 18.41% a year ago. Our capital levels and ratios are well in excess of the levels required to be considered well-capitalized.  We continued to position the Company for any further weakening in economic conditions maintaining our loan loss reserve coverage ratio of 1.62% at September 30, 2010 as compared to 1.64% at December 31, 2009, with non-performing assets decreasing 18% to $133.7 million as compared to $162.9 million at December 31, 2009.

In order to further improve our operating returns, we continue to leverage our position as one of the largest and oldest banks headquartered in the Philadelphia Metropolitan area.  Our customers select Beneficial for banking and other financial services based on our ability to rapidly make decisions as we are better informed than many of our competitors about the markets we serve.  We are focused on acquiring and retaining customers, and then educating them by aligning our products and services to  their financial needs.  We are focused on effectively managing our cost structure to be aligned with the current business environment.

In this challenging economic environment, we are focused on credit risk management and loss prevention.  We diligently risk rate our commercial customers to ensure we actively and effectively manage our customer relationships and minimize losses.  We believe it is important to have a strong balance sheet and strong healthy capital levels.

RECENT INDUSTRY CONSOLIDATION

The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which Beneficial operates as competitors integrate newly acquired businesses, adopt new business and risk management practices or change products and pricing as they attempt to maintain or grow market share and maximize profitability. Merger activity involving national, regional and community banks and specialty finance companies in the Philadelphia metropolitan area, has and will continue to impact the competitive landscape in the markets we serve. Management continually monitors our primary market areas and assesses the impact of industry consolidation, as well as the practices and strategies of our competitors, including loan and deposit pricing and customer behavior.

CURRENT REGULATORY ENVIRONMENT

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is a significant development for the industry. The elements of the act addressing financial stability are largely focused on issues related to systemic risks and capital markets-related activities. The Dodd-Frank Act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The Dodd-Frank Act also restructures the regulation of depository institutions.  Specifically, under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

In the fourth quarter of 2009, the Federal Reserve Board (“FRB”) announced regulatory changes to debit card and automated teller machine (“ATM”) overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We believe that the combination of these changes will have an impact that could be material to our non-interest income. The actual impact could vary due to a variety of factors, including changes in customer behavior.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During the first nine months of 2010, our net interest margin increased to 3.35% from 3.27% in the nine months ended September 30, 2009. Asset growth coupled with an improvement in our deposit mix to lower cost deposit categories were the primary reasons for this margin expansion.  Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans.

CREDIT RISK ENVIRONMENT

The credit quality of our loan portfolio has a significant impact on our operating results. As part of the Company’s normal process for updating appraisals for criticized loans, considerable deterioration in the value of a number of the Company’s large commercial real estate properties collateralizing these loans was noted during the third quarter and a $51.1 million provision for loan losses was recorded for the quarter ended September 30, 2010. This deterioration reflected the pronounced slowdown in the commercial real estate market limiting traditional refinance and repayment sources.  The Company now believes the recovery for the commercial real estate market in its region will take longer than previously anticipated causing continued downward pressure on property valuations.  The provision was primarily due to specific reserves required for $122.0 million of commercial real estate loans that the Company had previously designated as criticized loans. The Company also recorded a partial charge-off of the collateral deficiency which totaled $56.1 million on criticized loans that were determined by management to be collateral dependent. For the nine months ended September 30, 2010 our provision for loan losses totaled $62.2 million compared to $12.1 million for the prior year.

The slowdown in the U.S. and global environment has continued throughout 2010 and has caused stress on the financial condition of both households and businesses. Unemployment remains at 9.6% and consumer confidence declined to 48.5% during September 2010.  We expect our provision for credit losses to remain elevated until economic conditions improve.

Non-performing assets for the nine-month period ended September 30, 2010 decreased to $133.7 million, from $162.9 million at December 31, 2009.  Delinquencies also decreased from $157.9 million at December 31, 2009 to $110.7 million at September 30, 2010. Non-performing commercial loans decreased from $110.7 million at December 31, 2009 to $78.2 million at September 30, 2010, and commercial loan delinquencies decreased from $75.4 million at December 31, 2009 to $38.8  million at September 30, 2010.  These declines were primarily due to the level of charge-offs recorded during the third quarter.

CRITICAL ACCOUNTING POLICIES

In the preparation of our condensed consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States.

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

Allowance for Loan Losses.  We consider the allowance for loan losses to be a critical accounting policy.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The Company includes troubled debt restructured loans in the allowance for loan loss analysis.  Among the material estimates required to establish the allowance are:  overall economic conditions; value of collateral; delinquencies; historical charge off; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the loan portfolio collectability.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses and charge-offs.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination and/or charge-off certain loans.

Goodwill and Intangible Assets.  Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in FASB ASC Topic 350 for Intangibles – Goodwill and Other) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Overall economic conditions and increased competition have significantly impacted the financial results of the insurance brokerage business recently.  As a result, during the third quarter of 2009, the Company conducted an impairment evaluation of the goodwill specifically related to the insurance brokerage business. This impairment test is generally performed annually.  As a result of this testing, the Company recorded a charge of $1.0 million for impairment of goodwill relating to the Bank’s insurance brokerage subsidiary.  During 2010, no additional impairment indicators were noted for the insurance brokerage business.  We will complete our annual goodwill impairment analysis in the fourth quarter of 2010.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.  At September 30, 2010 the fair value of other intangible assets exceeded the carrying amount and no impairment was recorded.

Income Taxes.  The Company estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Company conducts business.  On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.  The estimated income tax expense is recorded in the condensed consolidated Statement of Operations.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

At September 30, 2010 total assets increased $225.5 million, or 4.8%, to $4.9 billion from December 31, 2009.  The increase was attributable to increases in the investment portfolio of $171.9 million, other assets of $82.2 million and cash and cash equivalents of $36.4 million. The increase in the investment portfolio is the result of the growth in the deposit portfolio in excess of loan growth during the nine months ended September 30, 2010. The increase in other assets is primarily due to a $40.5 million increase in an Automated Clearing House receivable due to the timing of settlements at quarter end and a $18.1 million increase in an income tax receivable as a result of the loss recorded for the year. Beneficial’s loan portfolio balance remained relatively unchanged during 2010 at $2.8 billion despite low demand for both consumer and business loans as consumers and businesses continue to deleverage and remain cautious about the economy.

Total deposits increased $349.1 million, or 9.9%, to $3.9 billion at September 30, 2010 compared to $3.5 billion at December 31, 2009. Increases in checking accounts of $338.5 million and savings accounts of $133.3 million were partially offset by decreases in time deposits of $80.3 million and money market accounts of $54.0 million. Deposits included $1.0 billion and $821.3 million of municipal deposits at September 30, 2010 and December 31, 2009, respectively, which consist primarily of interest-earning checking accounts. The Company continues to focus on growing its core deposit portfolio and reducing costlier time deposits.  Other liabilities decreased $30.3 million, or 32.3% to $63.5 million at September 30, 2010 compared to $93.8 million at December 31, 2009, primarily due to a $27.8 million decrease in trading securities that had been purchased but had not yet settled at year end.

Stockholders’ equity totaled $634.1 million, or 12.9% of total assets at September 30, 2010 compared to $637.0 million, or 13.6% of total assets, at December 31, 2009. Beneficial’s tangible equity (total stockholders equity less goodwill and intangibles) to tangible assets (total assets less goodwill and intangibles) totaled 10.6% at September 30, 2010 compared to 11.1% at December 31, 2009 and 11.7% at September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

General – The Company recorded a net loss of $21.7 million, or $0.28 per share, for the three months ended September 30, 2010, compared to net income of $5.8 million, or $0.07 per share, for the same period in 2009.  The Company recorded $51.1 million provision for loan losses for the three months ended September 30, 2010 compared to $2.0 million for the same period in 2009.  As part of the Company’s normal process for updating appraisals for criticized loans, considerable deterioration in the value of a number of the Company’s large commercial real estate properties collateralizing these loans was noted during the third quarter. This deterioration reflected the pronounced slowdown in the commercial real estate market limiting traditional refinance and repayment sources. The Company believes the recovery for the commercial real estate market in its region will take longer than previously anticipated causing continued downward pressure on property valuations.  Additionally, the Company reversed $2.6 million of interest that was accrued on these loans during the three months ended September 30, 2010.

Net Interest Income – The Company’s net interest income increased $2.4 million, or 7.4%, to $35.1 million for the three months ended September 30, 2010 from $32.7 million for the same period in 2009.  The net interest margin decreased 25 basis points to 3.14% for the quarter ended September 30, 2010, from 3.39% for the same quarter in 2009. The interest reversal of $2.6 million on charged-off loans accounted for 24 basis points of that decline.

Total interest income decreased $1.1 million to $47.3 million for the three months ended September 30, 2010 from $48.4 million for the same period in 2009. This was due to a decrease in the rate on interest earning assets of 77 basis points to 4.23% for the three months ended September 30, 2010 from 5.00% for the same period in 2009. This decrease was the result of $2.6 million of interest that was reversed on charged-off loans as well as an increase in the average balance of lower-yielding overnight investments.

Total interest expense decreased $3.6 million to $12.2 million for the three months ended September 30, 2010 from $15.8 million for the same period in 2009. This decrease was due to a shift in deposits from higher yielding time deposits into lower yielding checking and money market accounts.

Interest expense on borrowings decreased $939 thousand to $3.8 million for the three months ended September 30, 2010 compared to $4.7 million for the same period in 2009 primarily due to a decline in the average balance of $67.0 million to $376.6 million for the three months ended September 30, 2010 compared to the same period in 2009.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $51.1 million for the quarter ended September 30, 2010 compared to a provision of $2.0 million for the quarter ended September 30, 2009.  As part of the Company’s normal process for updating appraisals for criticized loans, considerable deterioration in the value of a number of the Company’s large commercial real estate properties collateralizing these loans was noted during the third quarter and a $51.1 million provision for loan losses was recorded for the quarter ended September 30, 2010. This deterioration reflected the   pronounced slowdown in the commercial real estate market and a challenged economic environment in the Company’s market area that the Company does not see recovering anytime in the near future.

The allowance for loan losses at September 30, 2010 totaled $45.0 million, or 1.6% of total loans outstanding, compared to $45.9 million, or 1.6% of total loans outstanding, at December 31, 2009 and $42.7 million, or 1.6% of total loans outstanding, at September 30, 2009. The provision for loan losses was determined by management to be an appropriate amount to maintain an allowance for loan losses at a level necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.

Non-interest Income – Non-interest income decreased $726 thousand to $5.7 million for the quarter ended September 30, 2010, from $6.5 million recorded for the same period in 2009.  This decrease was partially due to a $69 thousand decrease in service charges and other income as a result of the impact of changes to the Federal Reserve Board’s Regulation E that were implemented during the third quarter. An impairment charge of $88 thousand was also recorded on an equity security in an unrealized loss position that management deemed to be other than temporary. Results for the quarter ended September 30, 2009 include $1.4 million of gains on the sale of investment securities available for sale compared to $0.4 million for the quarter ended September 30, 2010.

Non-interest Expense – Non-interest expense for the quarter ended September 30, 2010 increased $2.8 million, or 9.3%, to $33.3 million compared to $30.5 million for the quarter ended September 30, 2009.  The increase was primarily due to increases in salaries and benefits of $1.0 million from normal merit increases, as well as growth in the number of employees. The Company also had increases in marketing expenses of $1.2 million as it continued to enhance its product offerings and visibility in the marketplace.  Other expenses increased during the quarter primarily due to increased costs for internet banking, debit card reward programs, and expenses for other real estate owned.

Income Taxes – The Company recorded an income tax benefit of $21.8 million for the quarter ended September 30, 2010, compared to an income tax expense of $0.8 million for the same period in 2009.   The decrease was due primarily to a decrease in income before income taxes of $50.2 million for the three months ended September 30, 2010, from net income before income taxes of $6.6 million for the three months ended September 30, 2009. The primary driver of the decrease in income before income taxes was the provision for loan losses of $51.1 million recorded during the quarter ended September 30, 2010.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.

The following table summarizes average balances and average yields and costs for the three-month periods ended September 30, 2010 and September 30, 2009.

Average Balance Tables
(Dollars in thousands)	Three Months Ended September 30,			Three Months Ended September 30,
	2010			2009
	Average	Interest &	Yield /	Average	Interest &	Yield /
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing demand deposits	$-	$-	0.00%	$2,624	$2	0.35%
Loans	2,812,250	35,480	5.03	2,744,443	36,244	5.29
Trading Securities	4,350	14	1.25	-	-	-
Overnight Investments	237,271	151	0.25
Investment securities	600,717	3,267	2.18	181,346	1,553	3.43
Mortgage backed securities	626,106	7,173	4.58	730,702	9,063	4.96
Collateralized mortgage obligations	113,348	1,143	4.03	134,073	1,487	4.44
Other interest earning assets	66,880	64	0.38	85,184	90	0.42
Total interest earning assets	4,460,922	47,292	4.23	3,878,372	48,439	5.00
Non-interest earning assets	432,672			461,015
Total assets	$4,893,594	$47,292		$4,339,387	$48,439

Liabilities and stockholders’ equity:
Interest earning checking accounts	$1,283,907	$2,556	0.80	$887,801	$2,319	1.04
Money market accounts	605,550	1,214	0.79	626,934	1,866	1.18
Savings accounts	651,867	1,227	0.75	426,152	649	0.60
Time deposits	885,599	3,395	1.53	961,621	6,176	2.55
Total interest-bearing deposits	3,426,923	8,392	0.97	2,902,508	11,010	1.50
Federal Home Loan Bank advances	127,239	1,188	3.71	174,750	1,865	4.23
Repurchase agreements	224,022	2,481	4.39	240,000	2,692	4.45
Statutory Trust Debenture	25,310	141	2.23	25,293	146	2.31
Other borrowings	-	-		3,570	46	5.15
Total interest-bearing liabilities	3,803,494	12,202	1.27	3,346,121	15,759	1.87
Non-interest-bearing deposits	274,642			267,218
Other non-interest-bearing liabilities	156,301			101,052
Total liabilities	4,234,437	12,202		3,714,391	15,759
Total stockholders’ equity	659,157			624,996
Total liabilities and stockholders’ equity	$4,893,594			$4,339,387
Net interest income		$35,090			$32,680
Interest rate spread			2.96%			3.13%
Net interest margin			3.14%			3.39%
Average interest-earning assets to average interest-bearing liabilities			117.28%			115.91%

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and September 30, 2009

General – The Company recorded a net loss of $8.6 million, or $0.11 per share, for the nine months ended September 30, 2010, compared to net income of $10.9 million, or $0.14 per share, for the same period in 2009.  The Company recorded a $62.2 million provision for loan losses for the nine months ended September 30, 2010 compared to $12.1 million for the same period in 2009.  The provision increase was primarily driven by reserves required for commercial real estate loans as discussed above.

Net Interest Income – Net interest income for the nine months ended September 30, 2010 increased $18.0 million to $110.5 million compared to $92.6 million for the nine months ended September 30, 2009 with the net interest margin increasing 8 basis points to 3.35%.  Average earning assets increased $638.2 million to $4.4 billion primarily due to increases in investment securities of $442.7 million, loans of $188.8 million and overnight investments of $169.5 million. The average rate on interest earning assets has decreased by 54 basis points to 4.52% for the nine months ended September 30, 2010 from 5.06% for the same period in 2009. This rate decrease was the result of $2.6 million of interest that was reversed on loans charged off as well as an increase in the average balance of lower-yielding overnight investments.

Interest expense on deposits decreased $10.0 million to $26.3 million for the nine months ended September 30, 2010 from $36.2 million for the same period in 2009, as a result of the shift in the deposit mix from higher yielding time deposits into lower yielding core deposits.

Interest expense on borrowings decreased $1.9 million to $12.2 million for the nine months ended September 30, 2010 compared to $14.1 million for the same period in 2009, primarily due to a decline in the average balance of $58.4 million to $401.3 million for the nine months ended September 30, 2010 compared to the same period in 2009.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $62.2 million for the nine months ended September 30, 2010 compared to a provision of $12.1 million for the nine months ended September 30, 2009.  The significantly elevated provision for credit losses was primarily due to additional reserves required for commercial real estate loans as discussed above.

Non-interest Income – For the nine months ended September 30, 2010, non-interest income decreased to $20.3 million from $20.6 million for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, Beneficial recorded gains on the sale of investments of $2.4 million compared to $5.5 million of gains on the sale of investments for the nine months ended September 30, 2009.  Results for the nine months ended September 30, 2010 included $0.1 million of impairment charges on investment securities compared to a $1.4 million impairment charge recorded on investment securities during the nine months ended September 30, 2009.  For the nine months ended September 30, 2010 insurance and advisory commission income, and services charges and other income increased $0.4 million and $0.9 million, respectively.

Non-interest Expense – Non-interest expense for the nine months ended September 30, 2010 increased $6.6 million, or 7.4%, to $95.3 million compared to $88.7 million for the nine months ended September 30, 2009.  The increases were primarily due to increases in salaries and benefits of $3.5 million from normal merit increases, as well as growth in the number of employees. The Company also had increases in marketing expenses of $0.9 million as it continued to enhance its product offerings and visibility in the marketplace.  Other expenses increased primarily due to increased costs for internet banking, debit card reward programs, and expenses for other real estate owned.  For the nine months ended September 30, 2010 the Company’s efficiency ratio improved to 72.8% from 78.3% for the nine months ended September 30, 2009.

Income Taxes – The Company recorded an Income tax benefit totaling $18.1 million for the nine months ended September 30, 2010, reflecting an effective tax rate of 67.7%, compared to income tax expense of $1.5 million, reflecting an effective tax rate of 12%, for the same period in 2009.   The difference was due to a decrease in income before income taxes of $39.0 million, to a loss of $26.7 million, from income before income taxes of $12.4 million for the nine months ended September 30, 2009. The primary driver of the decrease in income before income taxes was the provision for loan losses of $51.1 million recorded during the quarter ended September 30, 2010.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits reduced the statutory tax rates by (11.00%), (7.20%) and (12.30%) in the effective income tax rate calculation for 2010, respectively, and (9.52%), 2.43%, and (13.11%) for 2009, respectively.

The following table summarizes average balances and average yields and costs for the nine-month periods ended September 30, 2010 and September 30, 2009.

Average Balance Tables
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010			2009
	Average	Interest &	Yield /	Average	Interest &	Yield /
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-bearing demand deposits	$-	$-	0.00%	$1,965	$7	0.48%
Loans	2,797,521	109,940	5.25	2,608,751	103,522	5.30
Trading Securities	7,965	70	1.17	-	-
Overnight Investments	169,462	321	0.25	-	-
Investment securities	585,319	11,212	2.55	142,633	3,776	3.53
Mortgage backed securities	672,511	23,569	4.67	793,907	30,309	5.09
Collateralized mortgage obligations	124,523	3,756	4.02	151,608	5,030	4.42
Other interest earning assets	47,190	161	0.45	67,434	282	0.56
Total interest earning assets	4,404,491	149,029	4.52	3,766,298	142,926	5.06
Non-interest earning assets	408,877			389,711
Total assets	$4,813,368	$149,029		$4,156,009	$142,926

Liabilities and stockholders’ equity:
Interest earning checking accounts	$1,241,773	$7,616	0.82	$754,491	$6,415	1.13
Money market accounts	623,467	3,774	0.81	594,340	6,885	1.55
Savings accounts	605,770	3,271	0.72	406,583	1,784	0.59
Time deposits	891,303	11,621	1.75	993,282	21,160	2.85
Total interest-bearing deposits	3,362,313	26,282	1.05	2,748,696	36,244	1.76
Fed Funds Purchased	1,314	2	0.25	-	-
Federal Home Loan Bank advances	141,917	4,149	3.91	174,810	5,361	4.09
Repurchase agreements	231,300	7,660	4.43	240,000	7,991	4.45
FHLB overnight borrowings	366	2	0.61	-	-
Fed Res overnight borrowings	742	4	0.75	-	-
Statutory Trust Debenture	25,306	391	2.06	25,288	559	2.95
Other borrowings	392	0	0.00	19,650	197	1.34
Total interest-bearing liabilities	3,763,650	38,490	1.37	3,208,444	50,352	2.10
Non-interest-bearing deposits	263,930			265,705
Other non-interest-bearing liabilities	133,675			63,254
Total liabilities	4,161,255	38,490		3,537,403	50,352

Total stockholders’ equity	652,113			618,606
Total liabilities and stockholders’ equity	$4,813,368			$4,156,009
Net interest income		$110,539			$92,574
Interest rate spread			3.15%			2.97%
Net interest margin			3.35%			3.27%
Average interest-earning assets to average interest-bearing liabilities			117.03%			117.39%

Asset Quality

At September 30, 2010, Beneficial’s non-performing assets decreased by $29.1 million to $133.7 million compared to $162.9 million at December 31, 2009. Non-performing assets as a percentage of total assets decreased to 2.73% at September 30, 2010 from 3.49% at December 31, 2009.  As discussed above, during the third quarter the Company charged-off the collateral deficiency which totaled $56.1 million on all criticized loans of $122.0 million which reduced non-performing assets.  The following table sets forth information with respect to our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonperforming loans:
Real estate loans:
One-to-four-family	$10,573	$5,631
Commercial real estate	58,100	93,611
Residential construction	202	-
Total real estate loans	68,875	99,242
Commercial business loans	20,139	17,069
Consumer loans:
Home equity lines of credit	441	12
Auto loans	230	450
Other consumer loans	26,626	37,046
Total consumer loans	27,297	37,508
Total nonperforming loans	116,311	153,819
Real estate owned	17,438	9,061
Total nonperforming assets	$133,749	$162,880

Total nonperforming loans to total loans	4.20%	5.51%

Total nonperforming loans to total assets	2.37%	3.29%
Total nonperforming assets to total assets	2.73%	3.49%

Beneficial generally places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). For all commercial and residential loans, the accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any collateral deficiency of all loans is charged off at 90 days past due or when the Company has confirmed there is a loss. Non performing consumer loans include $26.4 million and $36.8 million in government guaranteed student loans as of September 30, 2010 and December 31, 2009, respectively, in which the Bank has virtually no risk of credit loss.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses and the allowance for loan losses as a percentage of each loan category at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	ALLL/Loans	Amount	ALLL/Loans

Commerical	$38,496	2.95%	$37,978	2.89%

Residential	1,350	0.20%	227	0.04%

Consumer	3,321	0.42%	7,582	0.92%

Unallocated	1,792		68

Total Allowance for Loan Losses	$44,959	1.62%	$45,855	1.64%

The allowance for loan losses is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and allowances for each loan category based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in the Company’s loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management’s estimation process.

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency and nonperforming loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

Our credit officers and workout group identify and manage potential problem loans for our commercial loan portfolios. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Beneficial’s Internal Asset Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). When credits are downgraded beyond a certain level, Beneficial’s workout department becomes responsible for managing the credit risk.

Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken.

Our consumer loans and residential loans are monitored for credit risk and deterioration considering factors such as delinquency, loan to value, and credit scores. We evaluate our consumer and residential portfolios throughout their life cycle on a portfolio basis.

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.

If a loan is identified as impaired and is collateral dependent, an updated appraisal is obtained to provide a baseline in determining the property’s fair market value, a key input into the calculation to measure the level of impairment, and to establish a specific reserve or charge-off the collateral deficiency. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. At a minimum, in-house revaluations are performed on at least a quarterly basis and updated appraisals are obtained annually.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis  During the third quarter, the Company saw considerable deterioration in the value of the collateral securing a number of large collateral dependent commercial real estate loans.  Additionally, the Company has seen a pronounced slowdown in the commercial real estate market limiting traditional refinance and repayment sources.  The Company now believes the recovery for commercial real estate in its market area will take longer than previously anticipated causing continued downward pressure on property valuations.  As a result, during the third quarter the Company recorded a provision for loan losses of $51.1 million. The provision was primarily driven by specific reserves required for $122.0 million of commercial real estate loans that the Company had previously designated as criticized loans. The Company also recorded a partial charge-off of the  collateral deficiency which totaled $56.1 million on criticized loans that were determined by management to be collateral dependent.

Consumer loans and residential loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $26.4 million in government guaranteed student loans at September 30, 2010, in which the Bank has virtually no risk of credit loss.

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.

These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. A comprehensive analysis of the allowance for loan losses is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly.

The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company’s principal focus, therefore, is on the adequacy of the total allowance for loan losses.

The allowance for loan losses is subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding their adequacy and the methodology employed in their determination.

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio of $38.5 million at September 30, 2010 (2.95% of commercial loans) is consistent with $38.5 million at December 31, 2009 (2.89% of commercial loans). At December 31, 2009, the commercial reserves included $15.7 million of specific reserves required for impaired loans, which totaled $29.3 million, and $22.5 million of reserves for the remaining commercial loan portfolio. During the quarter ended September 30, 2010, we recorded a partial charge-off of commercial loans equal to the collateral deficiency which totaled $56.1 million on all criticized loans which were determined by management to be collateral dependent. As a result, the entire reserve balance at September 30, 2010 consists of reserves against the commercial loan portfolio. The increase in reserves from year-end is due to the weakening in commercial real estate previously discussed.

Residential Loans. The allowance for the residential loan estate portfolio was $1.4 million at September 30, 2010 and $0.2 million at December 31, 2009. The increase in the reserve balance from year-end is due to increases in actual residential loan charge-offs that have been experienced during the quarter. Non-performing assets and past due loans in our residential loan portfolio continue to increase. The Company expects that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio which may result in higher loss levels.

Consumer Loans. The allowance for the consumer loan portfolio decreased from $7.6 million at December 31, 2009 to $3.3 million at September 30, 2010. The decrease in the reserve balance is due to a decline in actual charge-offs experienced in the home equity loan portfolio from last year. The allowance as a percentage of consumer loans was 0.42% at September 30, 2010 and 0.92% at December 31, 2009.

Unallocated Allowance. The unallocated allowance for loan losses was $1.8 million at September 30, 2010 and $68 thousand at December 31, 2009. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”).  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2010, the Company determined that its future levels of principal repayments would not be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $216.1 million.  In addition, at September 30, 2010, our maximum borrowing capacity with the FHLB was $781.5 million.  On September 30, 2010, we had $113.0 million of advances outstanding and $180.9 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2010, we had $385.7 million in loan commitments outstanding, which consisted of $153.7 million and $25.8 million in commercial and consumer commitments to fund loans, respectively, $179.0 million in commercial and consumer unused lines of credit, and $27.2 million in standby letters of credit.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2010 totaled $620.1 million, or 71.6% of certificates of deposit, at September 30, 2010.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations at September 30, 2010:

(Dollars in thousands)
		Payments due by period
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$179,402	$179,402	$-	$-	$-
Unused lines of credit	179,038	114,386	-	-	64,652
Standby letters of credit	27,227	27,227	-	-	-
Operating lease obligations	34,815	5,302	9,797	5,312	14,404
Total	$420,482	$326,317	$9,797	$5,312	$79,056

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

The proceeds from the Company’s public stock offering, which was consummated on July 13, 2007, significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  We may use capital management tools such as cash dividends and common share repurchases.  As of September 30, 2010, the Company had repurchased 910,904 shares of its common stock.  Repurchased shares are held in treasury.

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

In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of September 30, 2010 approximately 86.47% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2010 approximately 7.42% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 1.11% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 5.01% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our condensed consolidated  financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  See “Liquidity Management” for further discussion regarding loan commitments and unused lines of credit.

For the period ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at September 30, 2010.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2010
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$128,653	$151,712	$142,395
% change	(15.20)%		(6.14)%

Economic Value at Risk:
Equity	$651,444	$682,790	$607,870
% change	(4.59)%		(10.97)%

As of September 30, 2010, based on the scenarios above, net interest income and economic value would be negatively impacted by a 200 basis point increase in interest rates.

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

As of September 30, 2010, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

As of September 30, 2010, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (including fees)	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2010	278,900	$9.97	278,900	978,380
August 1-31, 2010	65,700	9.99	65,700	912,680
September 1-30, 2010	-	-	-	912,680

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 5, 2010	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer (principal executive officer)

Dated: November 5, 2010	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and Chief Financial Officer (principal financial officer)