Form 10-K
period 2010-12-31
Beneficial Mutual Bancorp Inc
filed 2011-03-11
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number: 1-33476
BENEFICIAL MUTUAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	56-2480744

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

510 Walnut Street, Philadelphia, Pennsylvania	19106

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 864-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $334.8 million. As of March 11, 2011, there were 80,717,553 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 34,924,778 shares were publicly held.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s 2010 Annual Report to Stockholders and Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part II and III, respectively, of this Form 10-K.

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
In addition to completing its initial public offering on July 13, 2007, the Company issued 11,915,200 shares, or 14.48% of its outstanding common stock, to stockholders of FMS Financial Corporation (“FMS Financial”) in connection with the Company’s acquisition of FMS Financial. The merger was consummated pursuant to an agreement and plan of merger whereby FMS Financial merged with and into the Company and FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, merged with and into the Bank.
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
Market Area
The Company is headquartered in Philadelphia, Pennsylvania. We currently operate 37 full-service banking offices in Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and 28 full-service banking offices in Burlington and Camden Counties, New Jersey and we also operate one lending office in Chester County, Pennsylvania. In addition, Beneficial Insurance Services, LLC operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County, and provides property, causality, life, health and professional liability insurance to our customers. We regularly evaluate our network of banking offices to optimize the penetration of our market area in the most efficient way. We will occasionally open or consolidate banking offices.
The acquisition of FMS Financial substantially enhanced our market share. On July 13, 2007, the Company completed its merger with FMS Financial. In connection with the merger, FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, which had a network of 31 branch offices located in Burlington and Camden Counties, New Jersey, merged with and into the Bank. The merger solidified the Bank’s position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area and greatly expanded its network of neighborhood banking offices throughout the region.
Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past few years, with falling home prices, increasing foreclosures and high unemployment, have negatively affected the credit performance of mortgage loans and commercial real estate and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. It remains to be seen whether the recent stabilization and slight improvement in economic activity both in the Philadelphia metropolitan area and the broader U.S. economy is sustainable as government stimulus programs come to an end.
According to published statistics, the 2010 population of our seven-county primary retail market area totaled approximately 4.9 million. Overall, the seven counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections.
Competition
We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many banks, thrift institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.
During the past few years, several large holding companies that operate banks in our market area have experienced significant credit, capital and liquidity setbacks that have led to their acquisition by even larger holding companies, some of which are located outside of the United States, including Sovereign Bank and Commerce Bank, which were acquired by Banco Santander, S.A. and Toronto Dominion Bank, respectively. In addition, Wachovia Bank, which held the largest deposit market share in our market area, has been acquired by Wells Fargo & Company. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.
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

Lending Activities
We offer a variety of loans including commercial, residential and consumer loans. Our consumer portfolio primarily includes automobile loans, recreational vehicles and leases, educational loans and home equity loans and lines of credit. Since 2002, our commercial real estate loan portfolio has grown steadily. At December 31, 2010 and 2009, our commercial real estate and commercial construction portfolios combined comprised 31.1% and 30.9% of our total loan portfolio, respectively.
Weaknesses in the commercial real estate market had a significant impact on our financial results during 2010. During the year, the Company saw considerable deterioration in the value of a number of large collateral dependent commercial real estate loans. Additionally, the Company noted a pronounced slowdown in the commercial real estate market limiting traditional refinance and repayment sources. The Company believes the recovery for commercial real estate in its market area will take some time causing continued downward pressure on property valuations in future years. As a result, the Company recorded a significantly elevated provision for credit losses of $70.2 million for the year ended December 31, 2010 compared to $15.7 million in 2009. The provision was primarily driven by specific reserves required for commercial real estate loans that the Company had previously designated as criticized loans and a decision to charge-off the collateral deficiency on all of its criticized loans (those classified as special mention, substandard, doubtful, or loss). Although the U.S. economy has shown some sign of improvement, unemployment remains high and commercial real estate conditions are still weak. We expect that property values will remain volatile until underlying market fundamentals improve consistently. In 2011, a significant portion of our commercial real estate and commercial construction portfolios contractually matures (approximately 33%). We expect that market conditions coupled with the large amount of commercial maturities will result in an elevated provision for credit losses in 2011.
In the future, we intend to emphasize commercial and small business lending and remain focused on commercial real estate lending. We will continue to proactively monitor and manage existing credit relationships. To this end, we have enhanced our credit risk management staff and procedures.
The Bank does not engage in sub-prime lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Bank focuses its lending efforts within its market area.
One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”), which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.
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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. However, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program consisting of $16.1 million in loans as of December 31, 2010. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first time home owner loan program. We require all properties securing mortgage loans to be appraised by a Board of Directors-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.
Commercial Real Estate Loans. At December 31, 2010, we had commercial real estate loans totaling $600.7 million, or 21.5%, of our total loan portfolio.
We offer commercial real estate loans secured by real estate primarily with adjustable rates. We originate a variety of commercial real estate loans generally for terms of up to 25 years and with payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank (“FHLB”) of Pittsburgh’s borrowing rate or U.S. Treasury rate and adjust every five years. Commercial real estate loans also are originated for the acquisition and development of land. Conditions of acquisition and development loans we originate generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate as published in The Wall Street Journal and/or LIBOR. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.
As of December 31, 2010, our largest commercial real estate loan was a $21.7 million construction loan for a 136 unit hotel in the greater Philadelphia area. The loan is well secured and performing in accordance with its original terms at December 31, 2010.
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
At December 31, 2010, our largest commercial business loan relationship had a total exposure of $35.9 million and was secured by various mixed use commercial real estate and general business assets. The loans are well collateralized and are performing in accordance with their original terms at December 31, 2010.
Consumer Loans. We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, boat loans, loans for recreational vehicles, guaranteed student loans and loans secured by passbook accounts and certificates of deposit. We also offer unsecured lines of credit and unsecured term loans.
We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment scheduled of either principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 68% of the homes that secure our home equity loans.
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
We offer consumer loans secured by passbook accounts and certificates of deposit held at the Bank based upon the prime rate as published in The Wall Street Journal with terms up to four years. We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management” included in the Company’s 2010 Annual Report to Stockholders.

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
Commercial Construction Loans. Loans made to facilitate construction of commercial business space. These loans are primarily short term loans used to finance the construction of income producing assets. Generally, upon stabilization, these loans convert to commercial real estate loans with long term amortization. Payments during construction consist of an interest only period funded generally by borrower equity. As these loans represent higher risk, due to the non-income producing characteristic of construction, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to agreed upon project milestones and progress is verified by independent inspectors engaged by the Bank.
Residential Real Estate. Loans secured by one to four family residential real estate. The value of the underlying collateral tends to remain relatively stable, and is easily ascertainable. Borrowers are evaluated based on underlying fundamentals such as verifiable income obtained from employment, length of employment, level of debt maintained by the borrower and demonstrated debt repayment history. Risk can be evaluated and monitored by usage of debt to income ratios and conservative loan to property value ratios.
Residential Construction Loans. Loans made to facilitate construction of a one to four family residence. These loans are primarily short term loans used to finance the construction of an owner occupied residence. Generally, upon completion of construction and issuance of a certificate of occupancy, these loans convert to real estate mortgages with long term amortization. Payments during construction consist of an interest only period funded generally by borrower equity. As these loans represent higher risk, due to the nature of carrying additional debt during the construction period, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to agreed upon project milestones and progress is verified by independent inspectors engaged by the Bank.
Consumer Home Equity and Equity Lines of Credit Consumer Home Equity loans and Equity Lines of Credit are loans secured by one to four family residential real estate, where the Bank may be in a first or second lien position. In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a second lien position is established, subordinated to the mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Consumer Personal Loans. Unlike Consumer Home Equity loans, these loans are either unsecured or secured by rapidly depreciating assets such as boats or motor homes. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Consumer Education Loans. These consumer loans are unsecured but generally 98% government guaranteed. Consumer education loan collections depend on the efforts of the Philadelphia Higher Education Assistance Agency (“PHEAA”) and Sallie Mae and are depended on the borrower’s continuing financial stability and are, therefore, likely to be adversely affected by various factors including job loss, divorce, illness or personal bankruptcy. As a result of the government guarantee, the Bank will ultimately be unaffected by delinquencies in the portfolio.
Auto Loans. Auto loans may entail greater risk than do residential mortgage loans, as they are secured by assets that depreciate rapidly. Repossessed collateral for a defaulted auto loans may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Auto loan collection depends on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Loan Originations and Purchases. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We also purchase home equity, automobile, educational and recreational vehicle loans.
We purchase participations in loans from local banks to supplement our lending portfolio. Loan participations totaled $90.4 million at December 31, 2010. Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans less than $10.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure of more than $10.0 million must be approved by the Senior Loan Committee, which is comprised of senior Bank officers and five non-employee directors. All loans or lending relationships in excess of $20.0 million must be approved by the Senior Loan Committee of the Bank’s Board, as well as the Executive Committee of the Board, which includes six non-employee directors.
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2010, our regulatory limit on loans to one borrower was $93.7 million. At that date, the total outstanding balance with our largest lending relationship was $35.9 million which was secured by various mixed use commercial real estate and general business assets. All of the loans in the relationship are performing in accordance with their original terms at December 31, 2010.
Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.
Delinquent Loans. We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. The collateral shortfall on all secured loans is charged off when the loan becomes 90 days delinquent or in the case of unsecured loans the entire balance is charged off when the loan becomes 90 days delinquent. For more information on delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the Company’s 2010 Annual Report to Stockholders.

Deposit Activities and Other Sources of Funds
General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.
Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest bearing demand deposits (such as individual checking accounts), interest-bearing demand accounts (such as NOW, municipal and money market accounts), savings accounts and certificates of deposit. At December 31, 2010, municipal checking accounts comprised 27.2% of our entire deposit portfolio. The average number of municipal deposit accounts totaled 1,447 and the average balance of an account totaled $769 thousand.
Our three primary deposit customers consist of retail or individual customers, businesses and municipalities. Our business banking and municipal deposit products include a commercial checking account and a checking account specifically designed for small businesses. Additionally, we offer cash management, including remote deposit, lockbox service and sweep accounts.
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
Certificate of Deposit Account Registry Service (CDARS). Our participation in this program enables our customers to invest balances in excess of the FDIC limit into other Banks within the CDARS network while maintaining the relationship with our Bank. We work with our customer to obtain the most favorable rates and combine all accounts for convenience onto one statement.
Brokered Certificates of Deposit. Our use of brokered deposits is limited. However, we will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposits to 10% or less of total deposits. At December 31, 2010, our brokered certificates of deposits were less than 1% of total deposits.
Borrowings. We have the ability to utilize advances from the FHLB of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, agency GSE notes and agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one-to four-family real estate mortgage loans.
Personnel
As of December 31, 2010, we had 754 full-time employees and 211 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.
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

Neumann Corporation, which was formed in 1990, is a Delaware Investment Holding Company and holds title to various Bank securities and other investments. At December 31, 2010, Neumann Corporation held $466.7 million in assets.
BSB Union Corporation was formed in 1994 for the purpose of engaging in the business of owning and leasing automobiles. In 1998, BSB Union Corporation obtained approval to hold an interest in a “titling trust.”
Graphic Arts Insurance Agency is an insurance agency in which Beneficial Insurance purchased a 51% ownership interest in 2005.
Beneficial Abstract, LLC is a title insurance company in which the Bank purchased a 40% ownership interest in 2006. Beneficial Abstract, LLC is currently inactive.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes related to the regulation of depository institutions. Among other things, the Dodd-Frank Act provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implantation of federal consumer financial protection and fair lending laws for the depository institution regulators. However, institutions with $10.0 billion or less in assets will continue to be examined for compliance with such laws and regulations by, and be subject to the enforcement authority of, their primary federal bank regulator rather than the Consumer Financial Protection Bureau.
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
State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. At December 31, 2010, the Bank met each of these capital requirements. As savings and loan holding companies regulated by the Office of Thrift Supervision (the “OTS”), the Company and the MHC are not subject to any separate regulatory capital requirements.
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
Interstate Banking and Branching. Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders. The Bank currently has 28 full-service locations in Burlington and Camden counties, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.
Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2010, the Bank met the conditions to be classified as a “well capitalized” institution.
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

Investments and Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Select Market and in the shares of an investment company registered under federal law. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under an FDIC-approved divesture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2010, the Bank held no marketable equity securities under such grandfathering authority.
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
Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which will take effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital. Prior to the April 1, 2011 effective date of the final rule, the Federal Deposit Insurance Corporation will continue to calculate the assessment base from adjusted domestic deposits.
The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

The Federal Deposit Insurance Corporation imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar special assessments during the two final quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments which totaled $1.9 million, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.
The deposit insurance per account owner has been permanently raised to $250,000 for all types of accounts. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program (TLGP) by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010. Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest bearing transaction account coverage and the Bank, the Company and the MHC opted to participate in the unsecured debt guarantee program. The TLGP unlimited insurance coverage on noninterest bearing transaction accounts expired on December 31, 2010.
In accordance with the Dodd-Frank Act, from December 31, 2010 through December 31, 2012, all funds in noninterest bearing transaction accounts will be insured in full by the Federal Deposit Insurance Corporation. The term noninterest bearing transaction account generally includes a traditional checking account (or demand deposit account) on which the insured depository institution pays no interest. It does not include any transaction account that may earn interest, such as a negotiable order of withdrawal (“NOW”) account, or money-market deposit account, even if checks may be drawn on the account. The temporary full insurance coverage of noninterest bearing transaction accounts expires on December 31, 2012. After December 31, 2012, funds in noninterest-bearing transaction accounts will be insured under the FDIC’s general deposit insurance rules, subject to the Standard Maximum Deposit Insurance Amount of $250,000. Unlike the FDIC’s TLGP program, no opt outs are permitted. There is no separate assessment applicable on these covered accounts but all institutions will be required to report qualifying accounts beginning on December 31, 2010, for purposes of quantifying the FDIC’s exposure under this program. As a result of the Dodd-Frank provision, the FDIC has decided to not extend its Transaction Account Guarantee (TAG ) program which ended on December 31, 2010.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds. That payment is established quarterly and for the four quarters ended December 31, 2010 averaged 1.04 basis points of assessable deposits.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At December 31, 2010 the Bank had borrowings of $113.0 million outstanding and an additional borrowing capacity of $566.9 million. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank assumed Farmers & Mechanics Bank’s obligation to the FHLB of New York as part of the Company’s acquisition of FMS Financial on July 13, 2007. At December 31, 2010, the Bank had no outstanding obligations with the FHLB of New York and held no stock. The Bank was in compliance with requirements for FHLB Pittsburgh with an investment of $23.2 million at December 31, 2010.
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

•
The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities — known as “red flags”.

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
To be regulated as a savings and loan holding company (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender (“QTL”). To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test. Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed and related securities, but also including education, credit and small business loans) in at least nine months out of each 12-month period. At December 31, 2010, the Bank maintained 71.80% of its portfolio assets in qualified thrift investments. For the year ended December 31, 2010, the Bank met the QTL test in at least nine months out of each of the 12-month period as required.
The Dodd-Frank Act provides for the termination of the OTS and the transfer of its responsibilities to other agencies. In particular, the Dodd-Frank Act requires the Federal Reserve Board to assume the role of the OTS as the primary regulatory agency for savings and loan holding companies such as the Company and the MHC. This transition is scheduled to occur one year from July 21, 2010, the date the Dodd-Frank Act was signed into law, subject to a possible six month extension. The Federal Reserve Board, which is the agency that regulates bank holding companies, will take over the supervisory and regulatory responsibilities of the OTS with respect to savings and loan holding companies.
Restrictions Applicable to Mutual Holding Companies. According to federal law and regulations, a mutual holding company, such as the MHC, may generally engage in the following activities: (1) investing in the stock of a stock savings association; (2) acquiring a mutual association through the merger of such association into a stock savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another mutual or stock savings and loan holding company; (4) investing in a corporation the capital stock of which could be purchased by a federal savings association or a state savings association under Pennsylvania law; and (5) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or approved by the OTS for multiple savings and loan holding companies.
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
If the savings bank subsidiary of a savings and loan holding company fails to meet the QTL test, the company is subject to certain operating restrictions, including dividend limitations. In addition, the Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action as a violation of law.
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
The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The MHC did not waive dividends prior to December 1, 2009.
Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
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
The Dodd-Frank Act provides that waived dividends will also not be considered in determining the appropriate exchange ratio after the transfer of responsibilities to the Federal Reserve Board provided that the mutual holding company involved was formed, engaged in a minority offering and waived dividends prior to December 1, 2009. Although the MHC was formed and engaged in a minority offering prior to December 1, 2009, the MHC had not waived dividends prior to that date.
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

Financial Reform Legislation
On July 21, 2010, President Obama signed the Dodd-Frank Act. In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repeals payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations. Their impact on operations can not yet be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank, Company and MHC.
Income Taxation
General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. In 2009, an examination of the 2006 consolidated federal income tax return was completed by the Internal Revenue Service (“IRS”) with no changes to reported tax. In 2010, an examination of the 2007 consolidated federal income tax return was completed by the IRS and the Company received net refunds of $1.9 million, primarily related to certain losses on securities that were not reflected on the original tax return. The tax years 2007 through 2009 remain subject to examination by the IRS, Pennsylvania and Philadelphia taxing authorities. The tax years 2006 through 2009 remain subject to examination by New Jersey taxing authorities. For 2010, the Bank’s maximum federal income tax rate was 35%.
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
Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves as of December 31, 1987. Approximately $2.3 million of income taxes related to our accumulated bad debt reserves would not be recognized unless the Bank makes a “non-dividend distribution” to the Company as described below.
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
State Taxation
Pennsylvania Taxation. The Bank, as a savings bank conducting business in Pennsylvania, is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax (MTIT) Act, as amended to include thrift institutions having capital stock. The MTIT is a tax upon separately stated net book income, determined in accordance with generally accepted accounting principles with certain adjustments. In computing income subject to MTIT taxation, there is an allowance for the deduction of interest income earned on state, federal and local obligations, while also disallowing a portion of a thrift’s interest expense associated with such tax-exempt income. The MTIT tax rate is 11.5%. Net operating losses, if any, can be carried forward a maximum of three years for MTIT purposes.

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2010 tax rate was 6.45% on net income and .142% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.
New Jersey Taxation. The Bank and BSB Union Corporation are subject to New Jersey’s Corporation Business Tax at the rate of 9.0% on their separate company apportioned taxable income. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). Net operating losses may be carried forward for twenty years following the tax year first reported for losses occurring in 2009 or after. Net operating losses may be carried forward for seven years following the tax year first reported for losses occurring before 2009.

Executive Officers of the Registrant
The Board of Directors annually elects the executive officers of MHC, the Company, and the Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of the MHC, the Company and the Bank
Thomas D. Cestare	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank
Andrew J. Miller	Executive Vice President and Chief Lending Officer of the MHC, the Company and the Bank
Robert J. Bush	Executive Vice President of the MHC, the Company and the Bank
Denise Kassekert	Executive Vice President of the MHC, the Company and the Bank
Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2010.
Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010. Prior to joining the Company and Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp, Inc. Mr. Cestare is a certified public accountant who was a Partner with the public accounting firm of KPMG LLP prior to joining Sovereign Bancorp in 2005. Age 42.
Andrew J. Miller has been Executive Vice President and Chief Lending Officer of Beneficial Bank since 2000. He joined Beneficial Bank in 1973. Age 55.
Robert J. Bush was a Senior Vice President of Beneficial Bank and President of Beneficial Insurance Services LLC since our acquisition of Paul Hertel & Co., Inc. in January 2005, and was promoted to Executive Vice President in June 2007. Prior to the acquisition, Mr. Bush served as President of Paul Hertel & Co., Inc. Age 52.
Denise Kassekert was a Senior Vice President of Community Banking of Beneficial Bank since 2007 and was promoted to Executive Vice President in July, 2008. Prior to joining Beneficial, Ms. Kassekert served as Senior Vice President of Sun National Bank in Vineland, NJ. Age 59.

Item 1A.	RISK FACTORS
A continued deterioration in national and local economic conditions may negatively impact our financial condition and results of operations.
We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in real estate values. Continued declines in commercial and residential real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including high unemployment, could continue to have an adverse effect on our borrowers or their customers, which could continue to adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would continue to put pressure on our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.
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
Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past few years, with falling home prices, increasing foreclosures and high unemployment, have negatively affected the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.
Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume and overall profitability. In addition, our deposits are subject to increases in interest rates and as interest rates rise we may lose these deposits if we do not pay competitive interest rates which may affect our liquidity and profits. At December 31, 2010, an increase in interest rates of 200 basis points would result in a decrease in net interest income of 6.29% and economic value of equity of 23.50%.

Our emphasis on commercial real estate, commercial construction and commercial business loans may expose us to increased lending risks.
At December 31, 2010, $869.0 million, or 31.1%, of our loan portfolio consisted of commercial real estate and commercial construction loans, including loans for the acquisition and development of property. In addition, at December 31, 2010, $441.9 million, or 15.8%, of our loan portfolio consisted of commercial business loans. We increased the percentage of commercial real estate and commercial business loans in our loan portfolio in recent years and intend to continue their growth. Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate and commercial business loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties.
Weaknesses in the commercial real estate market had a significant impact on our financial results during 2010. During the year, the Company saw considerable deterioration in the value of a number of large collateral dependent commercial real estate loans. Additionally, the Company noted a pronounced slowdown in the commercial real estate market limiting traditional refinance and repayment sources. The Company believes the recovery for commercial real estate in its market area will take some time causing continued downward pressure on property valuations in future years. Although the U.S. economy has shown some sign of improvement, unemployment remains high and commercial real estate conditions are still weak. We expect that property values will remain volatile until underlying market fundamentals improve consistently. In 2011, a significant portion of our commercial real estate portfolio matures (approximately 33%). We expect that market conditions coupled with the large amount of commercial maturities will result in an elevated provision for credit losses in 2011.
At December 31, 2010, we had a total of 143 land acquisition and development loans totaling $255.9 million, which consist of 60 residential land acquisition and development loans totaling $63.7 million and 83 commercial land acquisition and development loans totaling $192.2 million.
A substantial portion of our loan portfolio consists of consumer loans secured by rapidly depreciable assets.
At December 31, 2010, our loan portfolio included $154.1 million in automobile loans, which represented 5.5% of our total loan portfolio at that date. In addition, at December 31, 2010, other consumer loans totaled $632.6 million, or 22.6%, of our loan portfolio. Included in other consumer loans is $4.1 million in loans secured by manufactured housing and mobile homes, $48.5 million in loans secured by recreational vehicles and $37.6 million in loans secured by boats. Also included in other consumer loans are educational loans of $249.7 which are generally 98% government guaranteed loans. Consumer loans secured by rapidly depreciable assets such as automobiles, recreational vehicles and boats, may subject us to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.
We rely heavily on high-average balance municipal deposits as a source of funds and a reduced level of those deposits may adversely affect our liquidity and our profits.
Municipal deposits, consisting primarily of interest earning checking accounts, are a significant source of funds for our lending and investment activities. At December 31, 2010, $1.1 billion, or 27.2% of our total deposits, consisted of municipal deposits. The average balance of municipal deposit relationships is significantly higher than the average balance of all deposit relationships. The average number of deposits totaled 1,447 and the average balance of an account totaled $769 thousand. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal checking accounts are demand deposits and are therefore considered rate-sensitive instruments. If we are forced to pay higher rates on our municipal checking accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Pittsburgh, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on the municipal deposits, which would adversely affect our profits.
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
Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate increased our deposit insurance costs and negatively impacted our earnings. On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act that may further decrease our earnings. The final rule, which will take effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the Federal Deposit Insurance Corporation may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the Federal Deposit Insurance Corporation will further decrease our earnings.
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
The Preparation of Beneficial’s Tax Returns Requires the Use of Estimates & Interpretations of Complex Tax Laws and Regulations and Are Subject to Review By Taxing Authorities.
Beneficial is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company is subject to ongoing tax examinations and assessments in various jurisdictions.

As of December 31, 2010, the Company’s had net deferred tax assets totaling $31.9 million. These deferred tax assets can only be realized if Beneficial generates taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses. charitable contribution carryovers and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2010. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.
Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.
The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency over a one year transition period (subject to a possible six month extension by the Secretary of the Treasury). As a result, federal thrifts will be regulated by the Office of the Comptroller of the Currency, along with national banks and federal branches and agencies of foreign banks. The Federal Reserve Board will continue to supervise all bank holding companies and will assume jurisdiction over savings and loan holding companies such as the Company. Although savings and loan holding companies are not currently subject to specific regulatory capital requirements, the Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In addition, the Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implantation of federal consumer financial protection and fair lending laws for the depository institution regulators. Furthermore, the Dodd-Frank Act repeals payment of interest on commercial demand deposits, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

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
We conduct our business through our main office and branch offices. During fiscal 2010, we opened two new campuses in Camden County, New Jersey and one lending office in Chester County, Pennsylvania. We also closed five branch offices, one in Philadelphia County, Pennsylvania and four in Burlington County, New Jersey. Our retail market area primarily includes all of the area surrounding our 65 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes Gloucester and Mercer Counties in New Jersey. The Company owns 39 properties and leases 26 other properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 16 offices in Philadelphia County, and one banking office and one lending office in Chester County. In New Jersey, we serve our customers through our 23 offices in Burlington County and five offices in Camden County. In addition, Beneficial Insurance operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County. All branches and offices are adequate for business operation.

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

Item 4.	[REMOVED AND RESERVED]
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Equity and Related Stockholder Matters
The information regarding the market for the Company’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in the Company’s 2010 Annual Report to Stockholders.
Purchases of Equity Securities
The Company repurchased shares of its common stock during the year ended December 31, 2010.
The following table sets forth information regarding the Company’s repurchases of its common stock during the fourth quarter of 2010.

			Total Number
			Of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	Per Share	Programs	Programs(1)

October 1 through October 31, 2010	150,000	$7.42	150,000	762,680
November 1 through November 30, 2010	459,000	7.64	459,000	303,680
December 1 through December 31, 2010	30,000	7.93	30,000	273,680

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
The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2010 Annual Report to Stockholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2010 Annual Report to the Stockholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2010 Annual Report to Stockholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated herein by reference to the section captioned “Consolidated Financial Statements” in the 2010 Annual Report to Stockholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.
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
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare

Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beneficial Mutual Bancorp, Inc. and Subsidiaries
Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Beneficial Mutual Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 11, 2011

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
For information relating to the directors of Beneficial Mutual Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers
For information relating to officers of Beneficial Mutual Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference.
Disclosure of Code of Ethics
For information concerning Beneficial Mutual Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Mutual Bancorp, Inc.’s website at www.thebeneficial.com.
Corporate Governance
For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION
Executive Compensation
For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference.
Corporate Governance
For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Mutual Bancorp, Inc’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2010.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	2,001,950	11.21	1,983,415
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,001,950	11.21	1,983,415

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Corporate Governance
For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 3—Ratification of Independent Registered Public Accounting Firm” in Beneficial Mutual Bancorp Inc.’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

No.	Description
3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)
4.1	Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
10.1	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy * (3)
10.2	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Thomas D. Cestare * (4)
10.3	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Andrew J. Miller * (3)
10.4	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Robert J. Bush * (3)
10.5	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Denise Kassekert * (3)
10.6	Amendment to Beneficial Mutual Savings Bank Executive Salary Continuation Plan for Andrew J. Miller* (3)
10.7	Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank* (3)
10.8	Second Amendment to the Beneficial Mutual Savings Bank Board of Managers Non-Vested Deferred Compensation Plan* (3)
10.9	Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan* (5)
10.10	Beneficial Bank Board of Trustees’ Non-vested Deferred Compensation Plan * (1)
10.11	Beneficial Bank Stock-Based Deferral Plan * (1)
10.12	Severance Pay Plan for Eligible Employees of Beneficial Mutual Savings Bank * (6)
10.13	Separation Agreement and General Release between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Joseph F. Conners * (7)
13.0	Annual Report to Stockholders
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)
Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010.

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010.

(5)	Incorporated herein by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.
Date: March 11, 2011	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy Gerard P. Cuddy	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2011

/s/ Thomas D. Cestare Thomas D. Cestare	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 11, 2011

/s/ Edward G. Boehne Edward G. Boehne	Director	March 11, 2011

/s/ Karen Buchholz Karen Buchholz	Director	March 11, 2011

/s/ Frank A. Farnesi Frank A. Farnesi	Director	March 11, 2011

/s/ Donald F. Gayhardt Donald F. Gayhardt	Director	March 11, 2011

/s/ Elizabeth H. Gemmill Elizabeth H. Gemmill	Director	March 11, 2011

/s/ Thomas F. Hayes Thomas F. Hayes	Director	March 11, 2011

/s/ Charles Kahn, Jr. Charles Kahn, Jr.	Director	March 11, 2011

/s/ Thomas J. Lewis Thomas J. Lewis	Director	March 11, 2011

/s/ Joseph J. McLaughlin Joseph J. McLaughlin	Director	March 11, 2011

/s/ Michael J. Morris Michael J. Morris	Director	March 11, 2011

/s/ George W. Nise George W. Nise	Director	March 11, 2011

/s/ Roy D. Yates Roy D. Yates	Director	March 11, 2011