Form 10-Q
period 2011-03-31
Beneficial Mutual Bancorp Inc
filed 2011-05-05
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2011, there were 80,717,553 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 34,924,778 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$46,300	$33,778
Interest-bearing deposits	219,287	56,521

Total cash and cash equivalents	265,587	90,299

Trading securities	—	6,316

INVESTMENT SECURITIES:
Available-for-sale (amortized cost of $1,375,134 and $1,527,183 at March 31, 2011 and December 31, 2010, respectively)	1,385,388	1,541,991
Held-to-maturity (estimated fair value of $79,897 and $88,648 at March 31, 2011 and December 31, 2010, respectively)	77,912	86,609
Federal Home Loan Bank stock, at cost	22,082	23,244

Total investment securities	1,485,382	1,651,844

LOANS	2,775,715	2,796,402
Allowance for loan losses	(47,411)	(45,366)

Net loans	2,728,304	2,751,036

ACCRUED INTEREST RECEIVABLE	19,095	19,566

BANK PREMISES AND EQUIPMENT, Net	61,994	64,339

OTHER ASSETS
Goodwill	110,486	110,486
Bank owned life insurance	34,169	33,818
Other intangibles	16,059	16,919
Other assets	180,876	185,162

Total other assets	341,590	346,385

TOTAL ASSETS	$4,901,952	$4,929,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$311,890	$282,050
Interest-bearing deposits	3,643,693	3,660,254

Total deposits	3,955,583	3,942,304

Borrowed funds	260,321	273,317
Other liabilities	77,408	98,617

Total liabilities	4,293,312	4,314,238

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of March 31, 2011 and December 31, 2010	—	—
Common Stock — $.01 par value 300,000,000 shares authorized, 82,267,457 shares issued and 80,717,553 shares outstanding as of March 31, 2011 and December 31, 2010	823	823
Additional paid-in capital	348,941	348,415
Unearned common stock held by employee stock ownership plan	(21,827)	(22,587)
Retained earnings (partially restricted)	303,334	304,232
Accumulated other comprehensive income (loss)	(9,177)	(1,882)
Treasury Stock at cost, 1,549,904 shares at March 31, 2011 and December 31, 2010	(13,454)	(13,454)

Total stockholders’ equity	608,640	615,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,901,952	$4,929,785

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$35,827	$36,513
Interest on overnight investments	102	125
Interest on trading securities	26	34
Interest and dividends on investment securities:
Taxable	9,972	12,267
Tax-exempt	992	1,141

Total interest income	46,919	50,080

INTEREST EXPENSE
Interest on deposits:
Interest bearing checking accounts	2,430	2,559
Money market and savings deposits	2,405	2,273
Time deposits	3,119	4,580

Total	7,954	9,412
Interest on borrowed funds	2,269	4,364

Total interest expense	10,223	13,776

Net interest income	36,696	36,304

Provision for loan losses	10,000	4,950

Net interest income after provision for loan losses	26,696	31,354

NON-INTEREST INCOME
Insurance and advisory commission and fee income	2,537	3,010
Service charges and other income	3,693	3,264
Gains on sale of investment securities available-for-sale	186	2,003
Trading securities profits	81	27

Total non-interest income	6,497	8,304

NON-INTEREST EXPENSE
Salaries and employee benefits	15,009	15,633
Occupancy expense	3,093	3,145
Depreciation, amortization and maintenance	2,248	2,177
Marketing expense	897	1,045
Intangible amortization expense	860	883
FDIC Insurance	1,639	1,322
Restructuring charge	4,096	—
Other	6,361	6,280

Total non-interest expense	34,203	30,485

(Loss) Income before income taxes	(1,010)	9,173

Income tax (benefit) expense	(112)	1,646

NET (LOSS) INCOME	$(898)	$7,527

(Loss) Earnings per share — Basic	$(0.01)	$0.10
(Loss) Earnings per share — Diluted	$(0.01)	$0.10

Average common shares outstanding — Basic	77,006,186	77,785,046
Average common shares outstanding — Diluted	77,006,186	77,915,633
See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

							Accumulated
	Number		Additional	Common			Other	Total
	of Shares	Common	Paid in	Stock held	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Issued	Stock	Capital	by KSOP	Earnings	Stock	Income (Loss)	Equity	Income
BALANCE, JANUARY 1, 2011	82,267,457	$823	$348,415	$(22,587)	$304,232	$(13,454)	$(1,882)	$615,547

Net Loss					(898)			(898)	(898)
KSOP shares committed to be released			(81)	760				679
Stock option expense			290					290
Restricted stock shares			317					317
Purchase of treasury stock								—
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $1,528)							(2,839)	(2,839)	(2,839)
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $65)							(121)	(121)	(121)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $1,529)							(4,335)	(4,335)	(4,335)

Total other comprehensive income									(7,295)

Comprehensive income									$(8,193)

BALANCE, MARCH 31, 2011	82,267,457	$823	$348,941	$(21,827)	$303,334	$(13,454)	$(9,177)	$608,640

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$(898)	$7,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,000	4,950
Depreciation and amortization	1,402	1,491
Intangible amortization	860	883
Net gain on sale of investments	(186)	(2,003)
Accretion of discount on investments	(411)	(450)
Amortization of premium on investments	154	129
Deferred income taxes	279	(355)
Net loss from sales of premises and equipment	947	272
Other Real Estate Impairment	56	—
Amortization of KSOP	679	709
Increase in bank owned life insurance	(351)	(383)
Stock based compensation expense	607	588
Changes in assets and liabilities that provided (used) cash:
Purchases of trading securities	(186,070)	(119,418)
Proceeds from sale of trading securities	192,296	147,717
Accrued interest receivable	471	(687)
Accrued interest payable	71	(432)
Income taxes payable (receivable)	(430)	1,485
Other liabilities	(27,195)	(28,213)
Other assets	58,064	(17,692)

Net cash provided by (used in) operating activities	50,345	(3,882)

INVESTING ACTIVITIES:
Loans originated or acquired	(141,611)	(118,893)
Principal repayment on loans	154,178	118,875
Purchases of investment securities available for sale	—	(363,897)
Proceeds from sales and maturities of investment securities available for sale	158,121	198,161
Purchases of investment securities held to maturity	(1,582)	(27,131)
Proceeds from maturities, calls or repayments of investment securities held to maturity	10,260	3,584
Net (purchases) proceeds from sales of money market funds	(5,789)	4,865
Redemption of Federal Home Loan Bank stock	1,162	—
Proceeds from sale of other real estate owned	535	1,439
Purchases of premises and equipment	(557)	(2,640)
Proceeds from sale of premises and equipment	—	845
Proceeds from other investing activities	52	28

Net cash provided by (used in) in investing activities	174,769	(184,764)

FINANCING ACTIVITIES:
Net (decrease) in borrowed funds	(12,996)	(21,745)
Net (decrease) increase in checking, savings and demand accounts	(73,525)	158,796
Net increase (decrease) in time deposits	36,695	(79,547)

Net cash(used in) provided by financing activities	(49,826)	57,504

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	175,288	(131,142)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,299	179,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$265,587	$48,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$7,883	$9,841
Cash payments for income taxes	—	516
Transfers of loans to other real estate owned	165	601
Transfers of bank branches to fixed assets held for sale	553	—
See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 11, 2011. The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other period.
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

NOTE 2 — NATURE OF OPERATIONS
The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. On July 13, 2007, the Company completed its initial minority public offering and simultaneous acquisition of FMS Financial Corporation, the parent company of Farmers & Mechanics Bank (together “FMS Financial”). Following the consummation of the merger and public offering, the Company had a total of 82,264,600 shares of common stock, par value $0.01 per share, issued and outstanding, of which 36,471,825 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC (the “MHC”), the Company’s federally chartered mutual holding company.
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
NOTE 3 — EARNINGS PER SHARE
The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 12 for further discussion of stock grants.

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share amounts)	2011	2010
Basic and diluted earnings per share:
Net income	$(898)	$7,527
Basic average common shares outstanding	77,006,186	77,785,046
Effect of dilutive securities	—	130,587

Dilutive average shares outstanding	77,006,186	77,915,633

Net earnings per share:
Basic	$(0.01)	$0.10
Diluted	$(0.01)	$0.10
There were 205,004 average shares outstanding for the three months ended March 31, 2011 which were not included in the computation of diluted earnings per share as the result would have been anti-dilutive under the “if converted” method as the Company was in a net loss position.
For the three months ended March 31, 2011, there were 1,911,300 outstanding options and no restricted stock grants that were anti-dilutive for the earnings per share calculation. For the three months ended March 31, 2010, there were 2,084,850 outstanding options and 390,500 restricted stock grants that were anti-dilutive for the earnings per share calculation.

NOTE 4 — INVESTMENT SECURITIES
The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$3,029	$658	$—	$3,687
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	737,614	12	16,016	721,610
GNMA guaranteed mortgage certificates	8,521	266	—	8,787
Collateralized mortgage obligations	77,392	2,096	8	79,480
Other mortgage-backed securities	419,396	24,321	—	443,717
Municipal bonds	95,280	1,224	838	95,666
Pooled trust preferred securities	16,990	4	1,715	15,279
Money market fund	16,912	259	9	17,162

Total	$1,375,134	$28,840	$18,586	$1,385,388

	March 31, 2011
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$627	$—	$31	$596
Other mortgage-backed securities	27,750	1,948	—	29,698
Municipal bonds	49,035	80	12	49,103
Foreign bonds	500	—	—	500

Total	$77,912	$2,028	$43	$79,897

	December 31, 2010
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$3,029	$206	$—	$3,235
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	840,011	428	12,544	827,895
GNMA guaranteed mortgage certificates	8,776	213	—	8,989
Collateralized mortgage obligations	89,047	2,421	8	91,460
Other mortgage-backed securities	459,139	26,318	—	485,457
Municipal bonds	99,069	1,040	977	99,132
Pooled trust preferred securities	16,989	3	2,470	14,522
Money market fund	11,123	187	9	11,301

Total	$1,527,183	$30,816	$16,008	$1,541,991

	December 31, 2010
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$639	$—	$30	$609
Other mortgage-backed securities	30,876	2,067	—	32,943
Municipal bonds	54,594	59	58	54,595
Foreign bonds	500	1	—	501

Total	$86,609	$2,127	$88	$88,648

During the quarter the Bank sold $102.4 million in agency notes that resulted in a gain of $170 thousand. The low-yielding agency notes were sold to shorten the duration of the investment portfolio.
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments — Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.
The Company’s investment in United States GSE and Agency Notes that were in a loss position for less than 12 months at March 31, 2011 consisted of 19 GSE Step Notes with an unrealized loss of 2.2%. The unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.
The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The unrealized loss of $1.7 million in pooled trust preferred securities as of March 31, 2011 represents securitizations that have been in an unrealized loss position in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.
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

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for pooled trust preferred securities for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100%
One pooled trust preferred security, Trapeza 2003-4A Class A1A, was rated Aa3 by Moody’s and BB+ by Standard & Poor’s, which represents a rating of below investment grade. At March 31, 2011 the book value of the security totaled $9.2 million and the fair value totaled $8.5 million, representing an unrealized loss of $0.7 million, or 7.4%. At March 31, 2011, there were a total of 33 banks currently performing of the 41 remaining banks in the security pool. A total of 17.2%, or $59.0 million, of the current collateral of $343.6 million has defaulted and 5.5%, or $19.0 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in May 2011, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.9% of defaults from the remaining performing collateral of $265.6 million. Excess subordination for the Trapeza 2003-4A Class A1A security represents 65.8% of the remaining performing collateral. The excess subordination of 65.8% is calculated by taking the remaining performing collateral of $265.6 million, subtracting the Class A-1 or senior tranche balance of $90.9 million and dividing this result, $174.7 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.
The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and CCC- by Standard & Poor’s, which represents a rating of below investment grade. At March 31, 2011, the book value of the security totaled $7.5 million and the fair value totaled $6.5 million, representing an unrealized loss of $1.0 million, or 13.8%. At March 31, 2011, there were a total of 31 banks currently performing of the 43 remaining banks in the security pool. A total of 15.4%, or $33.0 million, of the current collateral of $214.7 million has defaulted and 13.1%, or $28.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in June 2011, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.1% of defaults from the remaining performing collateral of $153.5 million. Excess subordination for the US Capital Fund III A-1 security represents 42.6% of the remaining performing collateral. The excess subordination of 42.6% is calculated by taking the remaining performing collateral of $153.5 million, subtracting the Class A-1 or senior tranche balance of $88.1 million and dividing this result, $65.4 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	At March 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and Agency Notes	$698,030	$16,014	$103	$1	$698,133	$16,015
Mortgage-backed securities	—	—	596	31	596	31
Municipal and other bonds	56,121	798	1,154	53	57,275	851
Pooled trust preferred securities	—	—	14,944	1,715	14,944	1,715
Collateralized mortgage obligations	555	3	139	5	694	8

Subtotal, debt securities	754,706	16,815	16,936	1,805	771,642	18,620
Equity securities	—	—	—	—	—	—

Mutual fund	294	9	—	—	294	9

Total temporarily impaired securities	$755,000	$16,824	$16,936	$1,805	$771,936	$18,629

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and Agency Notes	$692,008	$12,544	$—	$—	$692,008	$12,544
Mortgage-backed securities	—	—	608	30	608	30
Municipal and other bonds	82,066	946	1,119	89	83,185	1,035
Pooled trust preferred securities	—	—	14,188	2,470	14,188	2,470
Collateralized mortgage obligations	500	3	163	5	663	8

Subtotal, debt securities	774,574	13,493	16,078	2,594	790,652	16,087
Equity securities	—	—	—	—	—	—

Mutual fund	304	9	—	—	304	9

Total temporarily impaired securities	$774,878	$13,502	$16,078	$2,594	$790,956	$16,096

The following table sets forth the stated maturities of the investment securities at March 31, 2011 and December 31, 2010. Mutual funds, money market funds and equity securities are not included in the table based on lack of maturity.

	March 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$2,080	$2,085	$2,393	$2,406
Due after one year through five years	50,208	50,405	151,758	152,430
Due after five years through ten years	772,553	758,471	776,999	766,453
Due after ten years	102,435	101,073	114,279	112,033
Mortgage-backed securities	427,917	452,504	467,915	494,446

Total	$1,355,193	$1,364,538	$1,513,344	$1,527,768

Held-to-maturity:
Due in one year or less	$46,655	$46,693	$52,214	$52,196
Due after one year through five years	2,130	2,145	2,130	2,136
Due after five years through ten years	625	636	625	636
Due after ten years	125	129	125	128
Mortgage-backed securities	28,377	30,294	31,515	33,552

Total	$77,912	$79,897	$86,609	$88,648

At March 31, 2011 and December 31, 2010, $740.5 million and $863.4 million, respectively, of securities were pledged to secure municipal deposits. At March 31, 2011 and December 31, 2010, the Company had $154.3 million and $153.4 million, respectively, of securities pledged as collateral on secured borrowings. At March 31, 2011 and December 31, 2010, the Company also pledged $3.1 million and $3.4 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.
At March 31, 2011 and December 31, 2010, the Company held stock in the FHLB of Pittsburgh totaling $22.1 million and $23.2 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at March 31, 2011 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 5 — LOANS
Major classifications of loans at March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial:
Commercial real estate	$601,218	$600,734
Commercial business loans	436,568	441,881
Commercial construction	266,964	268,314

Total Commercial	1,304,750	1,310,929

Residential
Residential real estate	690,604	687,565
Residential construction	11,223	11,157

Total real estate loans	701,827	698,722

Consumer loans:
Home equity	282,558	288,875
Personal	90,425	94,036
Education	244,751	249,696
Automobile	151,404	154,144

Total consumer loans	769,138	786,751

Total loans	2,775,715	2,796,402

Allowance for losses	(47,411)	(45,366)

Loans, net	$2,728,304	$2,751,036

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the adequacy of the allowance for loan losses balance on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at March 31, 2011 or December 31, 2010.
The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2011 and March 31, 2010 and for the twelve months ended December 31, 2010, is as follows:

	Three months ended		Year ended
	March 31,		December 31,
	2011	2010	2010

Balance, beginning of year	$45,366	$45,855	$45,855
Provision for loan losses	10,000	4,950	70,200
Charge-offs	(9,158)	(4,599)	(71,642)
Recoveries	1,203	184	953

Balance, end of year	$47,411	$46,390	$45,366

The following tables set forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2011 and for the twelve months ended December 31, 2010:

						CONSUMER
						Home
	COMMERCIAL			RESIDENTIAL		Equity &
March 31, 2011	Real			Real		Equity				Not
(Dollars in thousands)	Estate	Business	Construction	Estate	Construction	Lines	Personal	Education	Auto	Allocated	Total
Allowance for credit losses:

Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	1,541	820	5,384	273	36	323	380	50	351	—	9,158
Recoveries	123	727	57	—	—	101	48	—	147	—	1,203
Provision	1,602	98	6,944	155	194	170	754	(25)	108	—	10,000

Allowance ending balance	$14,977	$14,412	$10,913	$1,736	$188	$2,084	$1,399	$222	$930	$550	$47,411

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	14,977	14,412	10,913	1,736	188	2,084	1,399	222	930	550	47,411

Total Allowance	$14,977	$14,412	$10,913	$1,736	$188	$2,084	$1,399	$222	$930	$550	$47,411

Financing receivable:
Ending balance
Individually evaluated for impairment	$37,850	$27,719	$50,027	$16,059	$—	$482	$264	$—	$112	$—	$132,513
Collectively evaluated for impairment	563,368	408,849	216,937	674,545	11,223	282,076	90,161	244,751	151,292	—	2,643,302

Total Portfolio	$601,218	$436,568	$266,964	$690,604	$11,223	$282,558	$90,425	$244,751	$151,404	$—	$2,775,715

						CONSUMER
						Home
	COMMERCIAL			RESIDENTIAL		Equity &
December 31, 2010	Real			Real		Lines of				Not
(Dollars in thousands)	Estate	Business	Construction	Estate	Construction	Credit	Personal	Education	Auto	Allocated	Total
Allowance for credit losses:

Beginning balance	$9,842	$20,515	$4,344	$5,460	$97	$2,169	$1,041	$903	$1,484	$—	$45,855
Charge-offs	22,210	14,505	29,631	918	—	2,106	984	198	1,090	—	71,642
Recoveries	162	171	—	2	—	71	208	—	339	—	953
Provision	26,999	8,226	34,583	(2,690)	(67)	2,002	712	(408)	293	550	70,200

Allowance ending balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	14,793	14,407	9,296	1,854	30	2,136	977	297	1,026	550	45,366

Total Allowance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,769	$21,634	$31,519	$13,414	$308	$—	$89	$—	$70-	$—	$95,803
Collectively evaluated for impairment	571,965	420,247	236,795	674,151	10,849	288,875	93,947	249,696	154,074	—	2,700,599

Total Portfolio	$600,734	$441,881	$268,314	$687,565	$11,157	$288,875	$94,036	$249,696	$154,144	$—	$2,796,402

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities. Under the accounting guidance FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged off. The measurement is based either on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. Most of our commercial loans are collateral dependent and therefore the Company uses the value of the collateral to measure the loss. Any collateral shortfall for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses. Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.
Classified Loans
The Bank’s credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful. The classification of a loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:
A loan is classified as pass when payments are current and it is performing under the original contractual terms and conditions. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the bank’s position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in one classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral deficiency on all loans classified as substandard. In all cases, loans are placed on nonaccrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following table sets forth the amounts of classified asset categories for the commercial and residential loan portfolios at March 31, 2011 and December 31, 2010:
Commercial and Residential Loans
Credit Risk Internally Assigned
(Dollars in thousands)

	March 31, 2011
	Commercial	Commercial	Commercial	Residential	Residential
	Real Estate	Business	Construction	Real Estate	Construction	Total
Grade
Pass	$555,561	$392,216	$190,418	$674,545	$11,223	$1,823,963
Special Mention	7,807	16,633	26,519	—	—	50,959
Substandard	25,941	23,289	30,579	16,059	—	95,868
Doubtful	11,909	4,430	19,448	—	—	35,787

Total	$601,218	$436,568	$266,964	$690,604	$11,223	$2,006,577

	December 31, 2010
	Commercial	Commercial	Commercial	Residential	Residential
	Real Estate	Business	Construction	Real Estate	Construction	Total
Grade
Pass	$558,679	$408,148	$204,824	$674,151	$10,849	$1,856,651
Special Mention	6,375	9,557	26,711	—	—	42,643
Substandard	26,044	21,794	19,996	13,414	106	81,354
Doubtful	9,636	2,382	16,783	—	202	29,003

Total	$600,734	$441,881	$268,314	$687,565	$11,157	$2,009,651

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged off when they become 90 days delinquent with the exception of education loans which are guaranteed by the government. The following table sets forth the consumer loan risk profile based on payment activity at March 31, 2011 and December 31, 2010:
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
(Dollars in thousands)

	March 31, 2011
	Home Equity
	& Lines of
	Credit	Personal	Education	Auto	Total
Performing	$282,076	$90,161	$219,639	$151,292	$743,168
Nonperforming	482	264	25,112	112	25,970

Total	$282,558	$90,425	$244,751	$151,404	$769,138

	December 31, 2010
	Home Equity
	& Lines of
	Credit	Personal	Education	Auto	Total
Performing	$288,875	$93,947	$221,808	$154,074	$758,704
Nonperforming	—	89	27,888	70	28,047

Total	$288,875	$94,036	$249,696	$154,144	$786,751

Loan Delinquencies and Non-accrual Loans
The Company monitors the past due and non-accrual status of loans in determining the loss classification, impairment status and in determining the allowance for loan losses. Generally, all loans past due 90 days are put on non-accrual status. Education loans greater than 90 days delinquent continue to accrue interest as they are government guaranteed with little risk of credit loss.
Once a loan has been put on non-accrual status, it will only be put back on accruing status when the following criteria are met; 1) the ultimate collectability of all amounts contractually due on the loan being considered for accrual status are not in doubt, and 2) there is a period of satisfactory payment performance by the borrower. Generally, a period of satisfactory payment performance by the borrower is at least six months for a monthly amortizing loan; but could be a longer period of time depending on the facts and circumstances, including the value of the loan collateral and consideration of guarantees. For loans in which the principal amortization schedule is extended or where interest payments are deferred and capitalized; the period of satisfactory payment performance is assessed in detail as the six month period noted above will most likely not be long enough to support placing the loan back on accruing status.
The Bank considers a loan a troubled debt restructured (“TDR”) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (includes foreclosure or deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was a result of a customer retention program.
We had 39 TDR’s at March 31, 2011 totaling $27.7 million and 24 TDR’s at December 31, 2010 totaling $26.7 million. All TDR’s are included in non-accrual loans at March 31, 2011 and December 31, 2010. Management monitors the activity and performance of nonperforming assets on a weekly basis.

The following tables provide information about delinquent and non-accrual loans in our portfolio at the dates indicated:
Aged Analysis of Past Due and Non-accrual Financing Receivables
As of March 31, 2011

							Recorded
	30-59	60-89	> 90				Investment
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Financing	And	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing	Accruing
Commercial:
Commercial real estate	$2,271	$1,542	$16,839	$20,652	$580,566	$601,218	$—	$30,464
Commercial business loans	2,893	4,373	11,041	18,307	418,261	436,568	—	26,843
Commercial construction	9,136	1,108	25,479	35,723	231,241	266,964	—	45,878

Total commercial	$14,300	$7,023	$53,359	$74,682	$1,230,068	$1,304,750	$—	$103,185

Residential:
Residential real estate	$3,264	$1,551	$9,002	$13,817	$676,787	$690,604	$—	$15,953
Residential construction	—	—	106	106	11,117	11,223	—	106

Total residential	$3,264	$1,551	$9,108	$13,923	$687,904	$701,827	$—	$16,059

Consumer loans:
Home equity & lines of credit	$777	$333	$482	$1,592	$280,966	$282,558	$—	$482
Personal	373	795	187	1,355	89,070	90,425	—	264
Education	14,299	9,714	25,112	49,125	195,626	244,751	25,112	0
Automobile	1,296	197	0	1,493	149,911	151,404	—	112

Total consumer	$16,745	$11,039	$25,781	$53,565	$715,573	$769,138	$25,112	$858

Total	$34,309	$19,613	$88,248	$142,170	$2,633,545	$2,775,715	$25,112	$120,102

Aged Analysis of Past Due and Non-accrual Financing Receivables
As of December 31, 2010

							Recorded
	30-59	60-89					Investment
	Days	Days				Total	>90 Days
	Past	Past	>90 Days	Total		Financing	And	Non-
(Dollars in thousands)	Due	Due	Past Due	Past Due	Current	Receivables	Accruing	Accruing
Commercial:
Commercial real estate	$2,243	$520	$16,158	$18,921	$581,813	$600,734	$—	$28,769
Commercial business	4,810	246	6,712	11,768	430,113	441,881	—	21,634
Commercial construction	4,706	1,581	14,110	20,397	247,917	268,314	—	31,519

Total commercial	$11,759	$2,347	$36,980	$51,086	$1,259,843	$1,310,929	$—	$81,922

Residential:
Residential real estate	$5,619	$1,850	$8,522	$15,991	$671,574	$687,565	$44	$13,414
Residential construction	—	—	308	308	10,849	11,157	—	308

Total residential	$5,619	$1,850	$8,830	$16,299	$682,423	$698,722	$44	$13,722

Consumer:
Home equity and lines of credit	$906	$100	$—	$1,006	$287,869	$288,875	$—	$—
Personal	1,064	247	8	1,319	92,717	94,036	—	89
Education	16,156	11,229	27,888	55,273	194,423	249,696	27,888	—
Auto	1,537	315	—	1,852	152,292	154,144	—	70

Total consumer	$19,663	$11,891	$27,896	$59,450	$727,301	$786,751	$27,888	$159

Total	$37,041	$16,088	$73,706	$126,835	$2,669,567	$2,796,402	$27,932	$95,803

Impaired Loans
Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of the impairment in accordance with guidance under FASB ASC Topic 310 for Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. However, collateral value is predominantly used to assess the fair value of an impaired loan. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral or expected repayments exceed the recorded investments in such loans.
Components of Impaired Loans
Impaired Loans
Year to Date March 31, 2011

						Interest
						Income
		Unpaid		Average	Interest	Recognized
	Recorded	Principal	Related	Recorded	Income	Using Cash
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Basis
Impaired loans with no related specific allowance recorded:

Commercial Real Estate	$30,464	$41,199	$—	$29,835	$—	$—
Commercial Business	26,843	32,393	—	24,211	—	—
Commercial Construction	45,878	67,609	—	36,998	—	—
Residential Real Estate	15,953	16,674	—	14,964	—	—
Residential Construction	106	205	—	27	—	—
Home Equity and Lines of Credit	482	482	—	120	—	—
Personal	264	399	—	130	—	—
Education	—	—	—	—	—	—
Auto	112	112	—	121	—	—

Total Impaired Loans:	$120,102	$159,073	$—	$106,406	$—	$—

Commercial	103,185	141,201	—	91,044	—	—
Residential	16,059	16,879	—	14,991	—	—
Consumer	858	993	—	371	—	—

Total	$120,102	$159,073	$—	$106,406	$—	$—

Impaired Loans
For the Year Ended December 31, 2010

						Interest
						Income
		Unpaid		Average	Interest	Recognized
	Recorded	Principal	Related	Recorded	Income	Using Cash
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$28,769	$50,044	$—	$29,028	$6	$795
Commercial Business	21,634	32,114	—	13,870	—	71
Commercial Construction	31,519	61,150	—	33,946	—	—
Residential Real Estate	13,414	13,823	—	3,745	—	—
Residential Construction	308	722	—	302	—	—
Consumer Personal	159	159	—	339	—	—

Total Impaired Loans:	$95,803	$158,012	$—	$81,230	$6	$866

Commercial	81,922	143,308	—	76,844	6	866
Residential	13,722	14,545	—	4,047	—	—
Consumer	159	159	—	339	—	—

Total	$95,803	$158,012	$—	$81,230	$6	$866

The Company charged off the collateral deficiency on all loans and as a result, no specific valuation allowance was required for any loans at March 31, 2011.
Analysis of Impaired Loans

	For the three months ended		For the year ended
	March 31,	March 31,	December 31,
(Dollars in thousands)	2011	2010	2010

Average impaired loans	$106,406	$71,752	$81,230
Interest income recognized on impaired loans	—	—	6
Cash basis interest income recognized on impaired loans	—	77	866
Interest income that would have been recorded for the three months ended March 31, 2011, had impaired loans been current according to their original terms, amounted to approximately $1.7 million.
Nonperforming loans (which includes nonaccrual loans and loans past 90 days or more and still accruing) at March 31, 2011 and 2010 amounted to approximately $145.2 million and $120.6 million, respectively, and include $25.1 million and $31.7 million in guaranteed student loans, respectively. As of March 31, 2011, all impaired loans greater than 90 days delinquent are on a non accrual status and all payments are applied to principal.
The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2011 and December 31, 2010, loans in the amount of $586.3 million and $619.1 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 6 — OTHER ASSETS
The following table provides selected information on other assets at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Investments in affordable housing and other partnerships	$19,163	$20,378
Cash surrender value of life insurance	18,800	18,629
Prepaid assets	14,418	15,873
Net deferred tax assets	34,772	31,928
Other real estate	16,449	16,694
Accounts receivable — ACH	50,108	22,901
Accounts receivable — trading securities	123	31,127
Fixed assets held for sale	3,627	3,074
Mortgage servicing rights	268	219
All other assets	23,148	24,339

Total other assets	$180,876	$185,162

During the quarter, the Company determined that five branches would be consolidated into existing branch locations. As a result, there were two owned branches that were transferred to fixed assets held for sale at their fair market value, less costs to sell of $553 thousand, and a loss of $947 thousand was recorded as part of the restructuring charge in non-interest expense for the quarter ended March 31, 2011.
The Company follows the authoritative guidance under ASC 860-50 Servicing Assets and Liabilities to account for its mortgage servicing rights (“MSRs”). Effective January 1, 2011, the Company elected the fair value measurement method to value its existing and new mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.
NOTE 7 — DEPOSITS
Deposits at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Non-interest bearing deposits	$311,890	$282,050
Interest earning checking accounts	429,371	420,873
Municipal checking accounts	992,227	1,072,574
Money market accounts	625,237	622,050
Savings accounts	712,035	696,629
Time deposits	884,823	848,128

Total deposits	$3,955,583	$3,942,304

NOTE 8 — BORROWED FUNDS
Borrowed funds at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
FHLB advances	$100,000	$113,000
Repurchase agreements	135,000	135,000
Federal Reserve overnight borrowings	—	—
Statutory trust debenture	25,321	25,317
Other	—	—

Total borrowed funds	$260,321	$273,317

The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2011 and December 31, 2010, loans in the amount of $586.3 million and $619.1 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia. At March 31, 2011 and December 31, 2010, the Company had $154.3 million and $153.4 million, respectively, of securities pledged as collateral on secured borrowings. At March 31, 2011 and December 31, 2010, the Company also pledged $3.1 million and $3.4 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.
NOTE 9 — REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2011 and December 31, 2010, the Bank met all capital adequacy requirements to which it was subject.
As of March 31, 2011 and December 31, 2010, the Bank is considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital		Capital		Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011:
Tier 1 Capital (to average assets)	429,143	9.08%	141,823	3.00%	236,371	5.00%
Tier 1 Capital (to risk weighted assets)	429,143	15.91%	107,899	4.00%	161,848	6.00%
Total Capital (to risk weighted assets)	463,149	17.17%	215,798	8.00%	269,747	10.00%

As of December 31, 2010:
Tier 1 Capital (to average assets)	$432,374	8.89%	$145,900	3.00%	$243,200	5.00%
Tier 1 Capital (to risk weighted assets)	432,374	15.69%	110,200	4.00%	165,300	6.00%
Total Capital (to risk weighted assets)	467,051	16.95%	220,500	8.00%	275,600	10.00%
NOTE 10 — INCOME TAXES
For the three months ended March 31, 2011, the Company recorded an income tax benefit of $112 thousand, for an effective tax rate of 11.1%, compared to an income tax expense of $1.6 million, for an effective tax rate of 17.9% for the same period in 2010. The difference was due to a decrease in income before income taxes of $10.2 million, to a loss of $1.0 million, for the three months ended March 31, 2011, from income before income taxes of $9.2 million for the three months ended March 31, 2010. The decrease in income before income taxes for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 was primarily due to an increase in the provision for loan losses of $5.0 million, a restructuring charge of $4.1 million and a decrease in gains on the sale of investment securities available-for-sale of $1.8 million.
The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits increased (reduced) the effective tax rates by (19.3%), 3.5% and (31.3%) in the effective income tax rate calculation for 2011, respectively, and (9.5%), (8.1%), and (10.5%) for 2010, respectively.
As of March 31, 2011, the Company’s net deferred tax assets were $34.8 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments, and management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of March 31, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.

NOTE 11 — PENSION AND POSTRETIREMENT BENEFIT PLANS
The Bank has non-contributory defined benefit pension plans covering most of its employees. Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants.
In 2010, the Bank’s two qualified defined benefit plans: The Employees’ Pension and Retirement Plan of Beneficial Mutual Savings Bank and the Farmers & Mechanics Bank Restated Pension Plan were merged into one plan under the name of the Beneficial Mutual Savings Bank Consolidated Pension Plan. The merger of the plans did not impact participant benefits.
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
The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$60	$53
Interest Cost	954	964	347	332
Expected return on plan assets	(1,026)	(927)	—	—
Amortization of loss (gain)	237	215	67	(2)
Amortization of prior service cost	—	—	36	47
Amortization of transition obligation	—	—	41	41

Net periodic pension cost	$165	$252	$551	$471

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes.
NOTE 12 — STOCK BASED COMPENSATION
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
The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of March 31, 2011, 142,500 shares were fully vested and 123,000 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if a return on average assets of 1% or within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide is attained.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2011 was $317 thousand, compared to $300 thousand for the three months ended March 31, 2010.
The following table summarizes the non-vested stock award activity for the three months ended March 31, 2011:

		Weighted
	Number of	Average
Summary of Non-vested Stock Award Activity	Shares	Grant Price

Non-vested Stock Awards outstanding, January 1, 2011	837,500	$11.00
Issued	—	—
Vested	(12,500)	9.05
Forfeited	(39,000)	10.76

Non-vested Stock Awards outstanding, March 31, 2011	786,000	$11.04

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2010:

		Weighted
	Number of	Average
Summary of Non-vested Stock Award Activity	Shares	Grant Price

Non-vested Stock Awards outstanding, January 1, 2010	836,500	$11.28
Issued	150,500	9.70
Vested	(6,000)	8.35
Forfeited	(76,500)	11.13

Non-vested Stock Awards outstanding, March 31, 2010	904,500	$11.05

The fair value of the 12,500 shares vested during the three months ended March 31, 2011 was $110 thousand. The value of the 6,000 awards vested in the three months ending March 31, 2010 was $70 thousand.
The EIP authorizes the grant of options to officers, employees, and directors of the company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the three months ended March 31, 2011, the Company did not grant any options compared to 276,600 options that were granted during the same period ended March 31, 2010. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $290 thousand for the three months ended March 31, 2011 compared to $300 thousand for the three months ended March 31, 2010.

A summary of option activity as of March 31, 2011 and changes during the three month period is presented below:

		Weighted Exercise
	Number of Options	Price per Shares

January 1, 2011	2,001,950	$11.21
Granted	—	—
Exercised	—	—
Forfeited	(85,350)	10.82
Expired	(4,900)	11.22

March 31, 2011	1,911,700	$11.23

A summary of option activity as of March 31, 2010 and changes during the three month period is presented below:

		Weighted Exercise
	Number of Options	Price per Shares

January 1, 2010	1,922,250	$11.44
Granted	276,600	9.70
Exercised	—	—
Forfeited	(111,000)	11.57

March 31, 2010	2,087,850	$11.20

The weighted average remaining contractual term was approximately 7.61 years for options outstanding as of March 31, 2011. Exercisable options totaled 743,960 and 393,050 at March 31, 2011 and 2010, respectively.
As of March 31, 2011, there was $3.3 million of total unrecognized compensation cost related to options and $5.7 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP. As of March 31, 2010, there was $5.0 million in unrecognized compensation cost related to options and $8.0 million in unrecognized compensation cost related to non-vested stock awards, granted under the EIP. The average weighted lives for the option expense were 2.73 and 3.72 years as of March 31, 2011 and March 31, 2010, respectively. The average weighted lives for the stock award expense were 2.85 and 3.82 years at March 31, 2011 and March 31, 2010, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
At March 31, 2011 and December 31, 2010, the Company had outstanding commitments to purchase or make loans aggregating approximately $53.0 million and $107.2 million, respectively, and commitments to customers on available lines of credit of $174.0 million and $176.8 million, respectively, at competitive rates. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. We have a reserve for our commitments and contingencies of $0.4 million at March 31, 2011 and December 31, 2010.
In April 2011, we were notified of a lawsuit that was filed with the Court of Common Pleas of Philadelphia County against the Bank related to the notices that we issue to customers in connection with automobile repossessions. Pennsylvania law requires parties who use self-help repossession to provide consumers with a proper repossession and redemption notice shortly after repossession (the “Repo Notice”) and a deficiency notice (the “Deficiency Notice”) shortly after sale. The Plaintiff is alleging that Beneficial’s Repo Notice and Deficiency Notice fail to comply with Pennsylvania law. We have engaged outside counsel to assist with the matter to determine the merits of the above claims and any potential exposure. At the present time, we cannot estimate the potential loss associated with this claim. We will continue to assess this claim in future periods.

Aside from the litigation discussed above, the Company is also involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.
NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. This update is intended to facilitate a more consistent application of U.S. GAAP for debt restructurings. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of the adoption. The Company will comply with the guidance and its effective date. The Company does not anticipate any material impact to the financial statements related to this guidance.
In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about trouble debt restructuring in Update No. 2010-20, Receivables (Topic 310): Disclosures about the Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes trouble debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 and relates to ASU 2010-20 as reported in the third quarter of 2010 accounting pronouncements and outlined below.
In December 2010, FASB issued ASU 2010-29 “Business Combinations-Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update specify that if a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This amendment will be reviewed in further detail when/if the Company plans on acquiring new businesses.
In December 2010, FASB issued ASU 2010-28 “Intangibles-Goodwill and Other-When to Perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments of this update affect all entities that have recognized Goodwill and have one or more reporting units whose carrying value for purposes of performing Step 1 of the Goodwill impairment test is zero or negative. The amendments are effective for fiscal years, and interim periods within those beginning after December 15, 2010. Early adoption is not permitted. For the quarter ended March 31, 2011, the Company has adopted and complied with the provisions of this guidance. The adoption of this guidance did not have a material impact on the unaudited interim condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables” (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” As a result of this update the financial statements will provide greater transparency about the entity’s allowance for credit losses and the credit quality of its financing receivables. This update affects any entity with financing receivables, excluding short term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. Traditional banking institutions, such as the Bank, that currently measure a large number of financing receivables at amortized cost will be affected to a greater extent than brokers and dealers in securities and investment companies that currently measure most financing receivables at fair value. This guidance will impact the Company’s interim and annual reporting, as this amendment is effective for reporting periods ending on or after December 15, 2010 and the provisions of the guidance are included in Note 5.
In April 2010, the FASB issued ASU 2010-18 “Receivables” (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.” This update affects any entity that accounts for loans with similar risk characteristics as an aggregate pool and subsequently modifies one or more of these loans. This pending change addresses loans that were acquired with deteriorated credit. The amendment states that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool. Even if the modification would otherwise cause a loan to be a trouble debt restructuring, the loans would not be removed from the pool. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This amendment is effective for interim and annual periods ending on or after July 15, 2010. This guidance did not impact the Company’s current loan portfolio but, may be applicable for future business acquisitions of the Company.
In February 2010, the FASB issued ASU 2010-09 “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update requires SEC filers to evaluate subsequent events through the date the financial statements are issued. These amendments remove the requirement for a SEC filer to disclose the evaluation date in both issued and revised financial statements. Revised financial statements are a result of correction of an error or a retrospective application of GAAP. Upon revising its financial statements, a filer is required to review subsequent events through the revised date. This amendment is effective for interim or annual periods ending after June 15, 2010. The Company has adopted and complied with the provisions of this guidance. The adoption of this guidance did not have a material impact on the unaudited interim condensed consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (topic 958): Improving Disclosures about Fair Value Measurements”. This amendment requires disclosures for transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amount of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Additionally, for the activity in Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuance and settlements on a gross basis rather than on a net number. The guidance clarifies existing disclosures for level of disaggregation. The guidance requires fair value measurement disclosures for each class of assets and liabilities. Additionally, the guidance requires disclosures about inputs and valuation techniques. The majority of the new requirements are effective for interim and annual reporting periods for years beginning after December 15, 2009. The disclosures regarding the roll forward of activity for Level 3 fair value measurements are effective for fiscal years beginning on or after December 15, 2010. For the quarter ended March 31, 2010, the Company has adopted the required disclosures. See Note 15 — Fair Value of Financial Instruments.

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the authoritative guidance under FASB ASC Topic 820 for Fair Value Measurements and Disclosures. The authoritative guidance does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.
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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the three months ended March 31, 2011.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.
Those assets which will continue to be measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

	Category Used for Fair Value Measurement
	As of March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights			$268	$268
Investment securities available for sale:
U.S. GSE and agency notes		$721,610		721,610
GNMA guaranteed mortgage certificates		8,787		8,787
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		7,293		7,293
Agency CMOs		22,136		22,136
Non-agency CMOs		50,051		50,051
Other mortgage-backed securities		443,717		443,717
Municipal bonds
General obligation municipal bonds		76,974		76,974
Revenue municipal bonds		18,691		18,691
Pooled trust preferred securities (financial industry)			15,279	15,279
Equity securities (financial industry)	$3,687			3,687
Money market funds	14,861			14,861
Mutual funds	1,989			1,989
Certificates of deposit	313			313

Total	$20,850	$1,349,259	$15,547	$1,385,656

	Category Used for Fair Value Measurement
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities		$6,316		$6,316
Investment securities available for sale:
U.S. GSE and agency notes		827,895		827,895
GNMA guaranteed mortgage certificates		8,989		8,989
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		7,979		7,979
Agency CMOs		26,944		26,944
Non-agency CMOs		56,537		56,537
Other mortgage-backed securities		485,457		485,457
Municipal bonds
General obligation municipal bonds		80,265		80,265
Revenue municipal bonds		18,867		18,867
Pooled trust preferred securities (financial industry)			$14,522	14,522
Equity securities (financial industry)	$3,235			3,235
Money market funds	8,963			8,963
Mutual funds	2,025			2,025
Certificates of deposit	313			313

Total	$14,536	$1,519,249	$14,522	$1,548,307

Level 1 Valuation Techniques and Inputs
Included in this category are equity securities, money market funds, mutual funds and certificates of deposit. To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.
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
Non-Agency (whole loan) CMOs. Included in this category are pass-through certificates, 15-year sequential and senior support pass-through certificates. To estimate the fair value of the securities, the Company utilizes a brokers’ approach to pricing which is cognizant of the current whole loan CMO market environment.

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
General Obligation Municipal Bonds. Included in this category are securities issued by Pennsylvania municipalities and/or school districts rated A or better by S&P or rated Aa3 or better by Moody’s.. To estimate the fair value of these securities, the Company utilizes an industry standard pricing service. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.
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
Level 3 Valuation Techniques and Inputs
Pooled Trust Preferred Securities. The underlying value of pooled trust preferred securities consists of financial services debt. These investments are thinly traded and the Company determines the estimated fair values for these securities by using observable transactions of similar rated single trust preferred issues to obtain an average discount margin which was applied to a cash flow analysis model in determining the fair value of our pooled trust preferred securities. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.
Mortgage Servicing Rights. The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011.

Level 3 Investments Only	Three Months Ended
(Dollars in thousands)	March 31, 2011
	Available-for-Sale	Mortgage Servicing
	Securities	Rights
Balance, January 1, 2011	$14,522	* $268
Total gains or losses realized/(unrealized):
Included in earnings	—	—
Included in other comprehensive income	756	—
Payments	(11)	—
Net accretion / (amortization)	12	—
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2011	$15,279	$268

*	As described in Note 6 — Other Assets, effective January 1, 2011, the Company elected the fair value measurement method to account for its mortgage servicing rights

Level 3 Investments Only	Three Months Ended
(Dollars in thousands)	March 31, 2010
Available-for-Sale Securities

Balance, January 1, 2010	$18,797
Total gains or losses realized/(unrealized):
Included in earnings	—
Included in other comprehensive income	314
Payments	(28)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, March 31, 2010	$19,083

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below (in thousands). A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans at March 31, 2011 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.
Assets measured at fair value on a nonrecurring basis are as follows:

	At
(Dollars in thousands)	March 31, 2011	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired Loans	$25,801	—	—	$25,801	$(9,160)
Other real estate owned	—	—	—	—	125
Long lived assets held for sale	615	—	615	—	(627)

	At
(Dollars in thousands)	March 31, 2010	Level 1	Level 2	Level 3
Goodwill	$110,486	—	—	$110,486
Impaired Loans	71,930	—	—	71,930

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

	Fair Value of Financial Instruments
	At		At
	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$265,587	$265,587	$90,299	$90,299
Trading securities	—	—	6,316	6,316
Investment securities	1,485,382	1,487,367	1,651,844	1,653,883
Loans — net	2,728,304	2,766,886	2,751,036	2,773,373

Liabilities:
Checking deposits	1,733,488	1,733,488	1,787,006	1,787,006
Money market and savings accounts	1,337,271	1,337,271	1,307,170	1,307,170
Time deposits	884,824	890,395	848,128	855,045
Borrowed funds	260,321	261,227	273,317	274,930
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
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2011 and December 31, 2010, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.
NOTE 16 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS
During the quarter, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program. As a result of this review, the Bank reduced approximately 4% of its workforce. Additionally, the Bank made the decision to consolidate five of its branch locations into other existing branches. These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of contract termination and other costs, and $947 thousand of fixed asset retirement expense. These charges are included in restructuring charge, a component of non-interest expense, within the consolidated statements of operations. A schedule of the restructuring and severance accrual is summarized below as of March 31, 2011:

		Contract termination
(Dollars in thousands)	Severance	and other costs	Total
Accrued at March 31, 2011	$2,478	$690	$3,168

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its other reports filed with the U.S. Securities and Exchange Commission.
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
EXECUTIVE SUMMARY
Beneficial Mutual Bancorp Inc. is a federally chartered stock savings and loan holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. On July 13, 2007, the Company completed its initial minority public offering and simultaneous acquisition of FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank, which was merged with and into the Bank. Following the consummation of the merger and public offering, the Company had a total of 82,264,600 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,825 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC.
The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 65 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the FDIC. The OTS regulates the Company and the MHC. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.
During the first quarter of 2011, our financial results continued to be impacted by deterioration in asset quality, particularly in our commercial construction portfolio. This resulted in a provision for loan losses of $10.0 million for the first quarter of 2011 compared to the prior year provision for loan losses of $5.0 million. During the quarter, the Bank also completed a comprehensive review of its operating cost structure and finalized an expense management reduction program which resulted in a $4.1 million restructuring charge. The Bank reduced its workforce by 4% and announced that it was consolidating five of its branch locations. As a result of the above items, Beneficial recorded a net loss of $0.9 million for the quarter ended March 31, 20011 compared to net income of $7.5 million for the quarter ended March 31, 2010.
Although some economic measures showed signs of improvement during 2011, credit quality and revenue growth continue to be challenging. The Company believes recovery of commercial real estate in our region will take some time causing continued downward pressure on property valuation. We expect our provision for credit losses to remain elevated in 2011. The Federal Reserve Board continues to hold short term interest rates at historic lows. The low rate environment impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates. Elevated unemployment, depressed home values, and continued economic uncertainty has constrained consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery. This resulted in low loan demand during the first quarter of 2011. We expect loan demand to remain low in 2011.
We believe that the economic crisis which has adversely impacted our customers and communities has resulted in a refocus on financial responsibility. We remain committed to the financial responsibility we have practiced throughout our 158 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions. Through any economic cycle, our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve.

The Bank’s tier 1 leverage ratio totaled 9.08% at March 31, 2011 compared to 8.89% at December 31, 2010. The Bank’s total risk based capital ratio was 17.17% at March 31, 2011 compared to 16.95% at December 31, 2010 and 18.15% at March 31, 2010. Our capital levels and ratios are well in excess of the levels required to be considered well-capitalized. We continued to position the Company for any further weakening in economic conditions maintaining our loan loss reserve coverage ratio of 1.71% at March 31, 2011 as compared to 1.62% at December 31, 2010, with non-performing assets increasing $21.3 million to $161.7 million at March 31, 2011 as compared to $140.4 million at December 31, 2010.
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
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During the first three months of 2011, our net interest margin decreased to 3.27% from 3.34% in the three months ended March 31, 2010. Excess liquidity and reduced loan demand partially offset by a reduction in deposit and borrowing costs were the primary reasons for the margin compression. Net interest margin in future periods will continue to be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. During the first quarter of 2011, we continued to experience elevated levels of charge-offs, delinquencies and non-performing assets as a result of continued high levels of unemployment, reduced property values and limited traditional refinancing options. Non-performing assets for the three-month period ended March 31, 2011 increased to $161.7 million, from $140.4 million at December 31, 2010. Delinquencies also increased to $142.2 million at March 31, 2011 from $126.8 million at December 31, 2010. The deterioration in the asset quality indicators led to a provision for credit losses of $10.0 million for the quarter ended March 31, 2011 compared to $5.0 million for the same period in 2010. We are continuing to strengthen our credit monitoring efforts by expanding resources in our credit and risk management functions and maintaining focus on improving the credit quality of our loan portfolio.
Although the U.S. economy has shown some signs of improvement, unemployment remains high and commercial real estate conditions are still weak. We expect that property values will remain volatile until underlying market fundamentals improve consistently. In 2011, a significant portion of our commercial real estate and commercial construction portfolios contractually matures (approximately 33%). We expect that market conditions coupled with the large amount of commercial maturities will result in a continued elevated provision for credit losses in 2011.
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

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.
The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $500 thousand to $1.0 million for the quarter ended March 31, 2011. During the first three months of 2011, we experienced continued increases in delinquencies, net charge-offs and non-performing assets The ALLL considered these market conditions in deriving the estimated ALLL; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.
Goodwill and Intangible Assets. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $110.5 million at March 31, 2011.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill on an annual basis. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists.

The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time. Based on our latest annual impairment analysis of goodwill, we believe that the fair value for all reporting units is substantially in excess of the respective reporting unit’s carrying value. The Company performs an annual impairment test as of year end.
Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets included customer relationships and other related intangibles that are amortized on a straight-line basis using estimated lives of nine to 13 years for customer relationships and two to four years for other intangibles.
Income Taxes. We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense/(benefit) is reported in the Consolidated Statements of Operations. The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.
Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets on the Consolidated Statements of Financial Position. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. We regularly evaluate our uncertain tax positions and estimate the appropriate level of reserves related to each of these positions.
As of March 31, 2011, the Company’s net deferred tax assets were $34.8 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.
Postretirement Benefits. Several variables affect the annual cost for our defined benefit retirement programs. The main variables are: (1) size and characteristics of the employee population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns, and (5) other actuarial assumptions. Below is a brief description of these variables and the effect they have on our pension costs.
Size and Characteristics of the Employee Population
Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment, and benefit terms. Effective June 30, 2008, plan participants ceased to accrue additional benefits under the existing pension benefit formula and their accrued benefits were frozen.

Discount Rate
The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions.
Expected Long-term Rate of Return on Plan Assets
Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 8.0% for both 2010 and 2009. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.
Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or average future lifetime for plans with no active participants that are frozen.
Recognition of Actual Asset Returns
Accounting guidance allows for the use of an asset value that smoothes investment gains and losses over a period up to five years. However, we have elected to use a preferable method in determining pension cost. This method uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.
Other Actuarial Assumptions
To estimate the projected benefit obligation, actuarial assumptions are required with respect to factors such as mortality rate, turnover rate, retirement rate and disability rate. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience.
In addition to our defined benefit programs we offer a defined contribution plan (“401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with a recently formed Employee Stock Ownership Plan (‘ESOP”) to form the Employee Savings and Stock Ownership Plan (“KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
At March 31, 2011 total assets decreased $27.8 million, or 0.56%, to $4.9 billion from December 31, 2010. The decrease in total assets was primarily due to a decrease in investment securities of $166.5 million and a decrease in total loans of $20.7 million partially offset by a $175.3 million increase in cash and cash equivalents. The Bank has been positioning its balance sheet for rising interest rates by shortening the duration of different asset classes which resulted in the shift from investment securities to cash and cash equivalents during the quarter. The reduction in total loans is the result of low demand for both consumer and business loans as consumers and businesses continue to deleverage and remain cautious about the economy.

Total deposits increased $13.3 million, or 0.34%, to $3.96 billion at March 31, 2011, compared to $3.94 billion at December 31, 2010, as non-interest checking accounts increased $29.8 million while interest bearing deposits decreased $16.5 million. The Company continues to focus on growing its core deposit portfolio and reducing costlier time deposits and non-relationship based municipal accounts. Municipal checking accounts have decreased $80.3 million to $992.2 million at March 31, 2011 from $1.1 billion at December 31, 2010 and the rate has decreased 22 basis points to .86% for the three months ended March 31, 2011 from the same period in 2010 as the Company continues to lower the rates on these accounts. Other liabilities decreased $21.2 million, or 21.5% to $77.4 million at March 31, 2011 compared to $98.6 million at December 31, 2010, primarily due to a $30.4 million decrease in trading securities that had been purchased at December 31, 2010 but had not yet settled, partially offset by a $6.0 million pension accrual increase and a $3.2 million restructuring accrual.
Stockholders’ equity equaled $608.6 million, or 12.4% of total assets, at March 31, 2011 compared to $615.5 million, or 12.5% of total assets, at December 31, 2010. Beneficial’s tangible equity (total stockholders equity less goodwill and intangibles) to tangible assets (total assets less goodwill and intangibles) totaled 10.10% at March 31, 2011 compared to 10.16% at December 31, 2010.
Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010
General — For the three months ended March 31, 2011, Beneficial recorded a net loss of $898 thousand, or ($0.01) per share, compared to net income of $7.5 million, or $0.10 per share, for the three months ended March 31, 2010.
During the quarter, the Bank completed a comprehensive review of its operating cost structure and finalized an expense management reduction program which resulted in a $4.1 million restructuring charge. The restructuring charge related to expenses associated with a reduction in force and costs related to consolidation of five branch locations into other branches. In addition, we experienced high levels of net charge-offs that totaled $8.0 million during the quarter, primarily in the commercial construction portfolio. The Bank also continued to work through credit and loan maturity issues which resulted in an elevated provision of $10.0 million for the quarter. In 2011, a significant portion of our commercial real estate and commercial construction portfolios contractually mature (approximately 33%). We expect that market conditions coupled with the large amount of commercial maturities will result in elevated provision for credit losses in 2011. We continue to charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.
Net Interest Income — The Company’s net interest income increased $392 thousand, or 1.1%, to $36.7 million for the three months ended March 31, 2011 compared to $36.3 million for the same period in 2010. Total interest income decreased $3.2 million to $46.9 million for the three months ended March 31, 2011 from $50.1 million for the same period in 2010. This decrease was due to excess liquidity and low loan demand. Total interest expense decreased $3.6 million to $10.2 million for the three months ended March 31, 2011 from $13.8 million for the same period in 2010. This decrease was primarily due to lower deposit costs given the low rate environment and the movement of time deposits to shorter term deposit products. A portion of the matured borrowings have been replaced with lower yielding, longer maturity brokered certificates of deposits to manage interest rate risk. The resulting cost on interest bearing liabilities decreased 44 basis points to 1.06% for the three months ended March 31, 2011 from 1.50% for the three months ended March 31, 2010.
Provision for Loan Losses — The Bank recorded a provision for loan losses of $10.0 million for the three months ended March 31, 2011 compared to $5.0 million for the same period in 2010. The increase in the provision was the result of a high level of charge-offs as well as increased delinquency and non-performing asset levels. Net charge-offs totaled $8.0 million during the quarter, primarily in the commercial construction portfolio. We continue to charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.

At March 31, 2011, the Company’s allowance for loan losses totaled $47.4 million, or 1.71% of total loans compared to an allowance for loan losses in the amount of $45.4 million, or 1.62% of total loans at December 31, 2010.
Non-interest Income — Non-interest income decreased $1.8 million, or 21.8%, to $6.5 million for the three months ended March 31, 2011 compared to $8.3 million for the same period in 2010 primarily due to a $1.8 million decrease in the gain on the sale of securities and a $473 thousand decrease in insurance and advisory income. These decreases were partially offset by a $162 thousand increase in debit card fees, a $120 thousand increase in life insurance income and a $54 thousand increase in trading securities profits.
Non-interest Expense — Non-interest expense increased $3.7 million, or 12.2%, to $34.2 million compared $30.5 million for the same period in 2010. The increase during the three months ended March 31, 2011 was primarily due to a $4.1 million restructuring charge recorded in connection with our expense reduction initiatives, a $317 thousand increase in FDIC insurance, a $414 thousand increase in loan expense and a $169 thousand increase in real estate owned losses and expenses, partially offset by a $624 thousand decrease in salaries and benefits and a $148 thousand decrease in marketing expense.
The following table sets forth an analysis of non-interest expense for the three months ended March 31, 2011 and March 31, 2010:

	For the Three Months Ended
	March 31,		Change 2011/2010
(Dollars in thousands)	2011	2010	$	%
Salaries and employee benefits	$15,009	$15,633	$(624)	(4.0)%
Occupancy expense	3,093	3,145	(52)	(1.7)
Depreciation, amortization and maintenance	2,248	2,177	71	3.3
Marketing expense	897	1,045	(148)	(14.2)
Intangible amortization expense	860	883	(23)	(2.6)
FDIC insurance	1,639	1,322	317	24.0
Restructuring charge	4,096	—	4,096	100.0
Insurance	254	236	18	7.6
Professional fees	1,003	837	166	19.8
Printing and supplies	476	625	(149)	(23.8)
Correspondent Bank	524	741	(217)	(29.3)
Postage	332	344	(12)	(3.5)
Internet Banking	510	296	214	72.3
Debit Card Rewards	287	212	75	35.4
OREO Losses and Expenses	311	142	169	119.0
Loan Expenses	1,028	614	414	67.4
Other	1,636	2,233	(597)	(26.7)

Total	$34,203	$30,485	$3,718	12.2%

Income Taxes — The Company recorded an income tax benefit $112 thousand for the three months ended March 31, 2011, reflecting an effective tax rate of 11.1%, compared to income tax expense of $1.6 million, reflecting an effective tax rate of 17.9%, for the same period in 2010. The decrease was primarily due to a reduction in income before income taxes of $10.2 million to a $1.0 million loss for the for the three months ended March 31, 2011, from income before income taxes of $9.2 million for the three months ended March 31, 2010. The decrease in income before income taxes for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 was primarily due to an increase in the provision for loan losses of $5.0 million, a restructuring charge of $4.1 million and a decrease in gains on the sale of investment securities available-for-sale of $1.8 million.
The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.
As of March 31, 2011, the Company had net deferred tax assets totaling $34.8 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

The table below summarizes average balances and average yields and costs for the three-month periods ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31,			Three Months Ended March 31,
	2011			2010
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Trading Securities	9,027	26	1.19%	10,699	34	1.27%
Overnight Investments	162,961	102	0.25%	203,892	125	0.25%
Stock	22,766	5	0.08%	28,068	50	0.72%
Other Investment securities	1,506,803	10,959	2.91%	1,327,766	13,358	4.02%

Total Investment securities & O/N Inv	1,701,557	11,092	2.61%	1,570,425	13,567	3.46%

Loans:
Real estate loans
Residential	704,235	8,661	4.92%	661,789	8,957	5.41%
Non-residential	785,784	9,934	5.08%	781,226	9,202	4.73%

Total real estate	1,490,019	18,595	5.00%	1,443,015	18,159	5.04%
Business loans	373,062	5,113	5.50%	367,944	5,091	5.56%
Small Business loans	154,505	2,305	5.99%	159,437	2,382	6.00%

Total Business & Small Business loans	527,567	7,418	5.65%	527,381	7,473	5.69%

Total Business loans	1,313,351	17,352	5.31%	1,308,607	16,675	5.12%
Personal loans	778,750	9,814	5.11%	817,772	10,881	5.40%

Total loans, net of discount	2,796,336	35,827	5.16%	2,788,168	36,513	5.27%

Total interest earning assets	4,497,893	46,919	4.19%	4,358,593	50,080	4.62%

Non-interest earning assets	387,107			420,741

Total assets	4,885,000			4,779,334

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	707,519	1,256	0.72%	555,234	972	0.71%
Money market accounts	622,845	1,149	0.75%	641,958	1,301	0.82%
Demand deposits	408,754	252	0.25%	350,057	266	0.31%
Demand deposits — Municipals	1,025,436	2,178	0.86%	858,230	2,293	1.08%
Certificates of deposit	875,595	3,119	1.44%	909,603	4,580	2.04%

Total interest-bearing deposits	3,640,149	7,954	0.89%	3,315,082	9,412	1.15%

Borrowings	267,131	2,269	3.44%	425,150	4,364	4.16%

Total interest-bearing liabilities	3,907,280	10,223	1.06%	3,740,232	13,776	1.50%

Non-interest-bearing deposits	281,391			249,675
Other non-interest-bearing liabilities	80,500			144,483

Total liabilities	4,269,171			4,134,390

Total stockholders’ equity	615,829			644,944

Total liabilities and stockholders’ equity	4,885,000			4,779,334

Net interest income		36,696			36,304
Interest rate spread			3.13%			3.12%
Net interest margin			3.27%			3.34%
Average interest-earning assets to average interest-bearing liabilities			115.12%			116.53%

Asset Quality
At March 31, 2011, Beneficial’s non-performing assets increased by $21.3 million to $161.7 million from $140.4 million at December 31, 2010. The ratio of non-performing assets to total assets increased to 3.30% at March 31, 2011 from 2.85% at December 31, 2010.

ASSET QUALITY INDICATORS:	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010

Non-performing assets:
Non-accruing loans	$120,102	$95,803	$72,309
Accruing loans past due 90 days or more*	25,112	27,932	48,313

Total non-performing loans**	$145,214	$123,735	$120,622
Troubled debt restructurings	—	—	22,412
Real estate owned	16,449	16,694	8,202

Total non-performing assets	$161,663	$140,429	$151,236

Non-performing loans to total loans	5.23%	4.42%	4.33%
Non-performing loans to total assets	2.96%	2.51%	2.56%
Non-performing assets to total assets	3.30%	2.85%	3.21%

Non-performing assets less accruing loans past due 90 days or more to total assets	2.79%	2.28%	2.19%

*	Includes $25.1 million, $27.9 million and $31.7 million in government guaranteed student loans as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

**	Includes $27.7 million and $26.7 million of troubled debt restructured loans (TDRs) as of March 31, 2011 and December 31, 2010, respectively.
Beneficial places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any collateral deficiency of all loans is charged off at 90 days past due or when the Company has confirmed there is a loss. Nonperforming consumer loans include $25.1 million and $27.9 million in government guaranteed student loans as of March 31, 2011 and December 31, 2010, respectively.
Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2011			December 31, 2010
	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial (including TDRs)	1,304,750	40,302	3.09%	1,310,929	38,496	2.94%
Residential	701,827	1,924	0.27%	698,722	1,884	0.27%
Consumer	769,138	4,635	0.60%	786,751	4,436	0.56%
Unallocated	—	550	—	—	550	—

Total	2,775,715	47,411	1.71%	2,796,402	45,366	1.62%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
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
When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $25.1 million in government guaranteed student loans at March 31, 2011, in which the Bank has little risk of credit loss.
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
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $40.3 million at March 31, 2011 (3.1% of commercial loans) which increased from $38.5 million at December 31, 2010 (2.9% of commercial loans). The increase in the reserve balance was primarily driven by continued elevated charge-off trends as well as increases in delinquencies and classified loan levels. The increase in classified assets resulted in charge-offs of $7.7 million for our commercial loan portfolio. We continue to charge off any collateral deficiency for non-performing loans once a loan is 90 days past due. As a result, the entire reserve balance at March 31, 2011 and December 31, 2010 consists of reserves against the pass rated and special mention commercial loans.

Residential Loans. The allowance for the residential loan estate portfolio remained constant at $1.9 million at March 31, 2011 and December 31, 2010. During the quarter, charge offs and delinquencies improved in our residential portfolio. However, the Company expects that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio which may result in higher loss levels. Therefore, we continued to maintain the allowance as a percentage of residential loans of 0.27% at March 31, 2011 and December 31, 2010.
Consumer Loans. The allowance for the consumer loan portfolio increased $199 thousand to $4.6 million at March 31, 2011 from $4.4 million at December 31, 2011. The increase in the reserve balance is due to increases in delinquencies and continued elevated levels of actual charge-offs experienced in the consumer loan portfolio during the quarter. The allowance as a percentage of consumer loans was 0.60% at March 31, 2011 and 0.56% at December 31, 2010.
Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both March 31, 2011 and December 31, 2010. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.
The allowance for loan losses is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will not be necessary should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.
Liquidity, Capital and Credit Management
Liquidity Management — Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2011, the Company determined that its future levels of principal repayments would not be materially impacted by problems currently being experienced in the residential mortgage market. See “Asset Quality” for a further discussion of the Bank’s asset quality.
We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $265.6 million. In addition, at March 31, 2011, our maximum borrowing capacity with the FHLB was $909.8 million. On March 31, 2011, we had $100.0 million of advances outstanding and $129.5 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations. At March 31, 2011, we had $53.0 million in loan commitments outstanding, which consisted of $44.4 million and $8.6 million in commercial and consumer commitments to fund loans, respectively, $174.0 million in commercial and consumer unused lines of credit, and $27.6 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2011 totaled $631.2 million, or 71.3% of certificates of deposit, at March 31, 2011. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
The following table presents certain of our contractual obligations at March 31, 2011:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Commitments to fund loans	$52,969	$52,969	$—	$—	$—
Unused lines of credit	173,986	106,552	—	—	67,434
Standby letters of credit	27,604	27,604	—	—	—
Operating lease obligations	35,779	5,334	10,113	4,809	15,523

Total	$290,338	$192,459	$10,113	$4,809	$15,523

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
Capital Management — We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.
In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of March 31, 2011, approximately 87.0% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2011 approximately 6.7% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 1.1% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 5.2% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Credit Risk Management. The objective of the Company’s credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Company’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Company believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure limits and conservative underwriting, documentation and collection standards. The Company’s credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and weekly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans less than $10.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure of $10.0 million or more must be approved by the Senior Loan Committee, which is comprised of senior Bank officers and five non-employee directors. All loans or lending relationships in excess of $20.0 million must be approved by the Senior Loan Committee of the Company’s Board, as well as the Executive Committee of the Board, which includes six non-employee directors. Underwriting activities are centralized. The Credit Risk Review function, within Enterprise Risk Management, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Company’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company uses these assessments to promptly identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Company charges off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of a risk grading system. The enhanced risk rating system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in the Company’s homogenous commercial, residential and consumer loan portfolio.
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
For the three months ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2011. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.
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
As of March 31, 2011:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	$138,365	$149,286	$140,499
% change	(7.32%)		(5.89%)

Economic Value at Risk:
Equity	$698,159	$717,572	$576,907
% change	(2.71%)		(19.60%)
As of March 31, 2011, based on the scenarios above, net interest income and economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment.
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
As of March 31, 2011, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.	Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In April 2011, we were notified of a lawsuit that was filed with the Court of Common Pleas of Philadelphia County against the Bank related to the notices that we issue to customers in connection with automobile repossessions. Pennsylvania law requires parties who use self-help repossession to provide consumers with a proper repossession and redemption notice shortly after repossession (the “Repo Notice”) and a deficiency notice (the “Deficiency Notice”) shortly after sale. The Plaintiff is alleging that Beneficial’s Repo Notice and Deficiency Notice fail to comply with Pennsylvania law. We have engaged outside counsel to assist with the matter to determine the merits of the above claims and any potential exposure. At the present time, we cannot estimate the potential loss associated with this claim. We will continue to assess this claim in future periods.
Aside from the litigation discussed above, the Company is also involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.	Risk Factors
As of March 31, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2010. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2011.

			Total Number
			Of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	Per Share	Programs	Programs(1)

January 1-31, 2011	—	—	—	273,680
February 1-28, 2011	—	—	—	273,680
March 1-31, 2011	—	—	—	273,680

(1)
On September 22, 2008, the Company announced that, on September 18, 2008, its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 1,823,584 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

10.1	Beneficial Mutual Bancorp, Inc. 2011 Management Incentive Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer

32.0	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.

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

BENEFICIAL MUTUAL BANCORP, INC.
Dated: May 5, 2011	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer (principal executive officer)

Dated: May 5, 2011	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and Chief Financial Officer (principal financial officer)