Form 10-Q
period 2011-06-30
Beneficial Mutual Bancorp Inc
filed 2011-08-04
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2011, there were 80,717,553 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 34,924,778 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$36,458	$33,778
Interest-bearing deposits	310,704	56,521

Total cash and cash equivalents	347,162	90,299

Trading securities	—	6,316

INVESTMENT SECURITIES:
Available-for-sale (amortized cost of $870,834 and $1,527,183 at June 30, 2011 and December 31, 2010, respectively)	901,563	1,541,991
Held-to-maturity (estimated fair value of $409,380 and $88,648 at June 30, 2011 and December 31, 2010, respectively)	406,914	86,609
Federal Home Loan Bank stock, at cost	20,978	23,244

Total investment securities	1,329,455	1,651,844

LOANS	2,729,592	2,796,402
Allowance for loan losses	(51,298)	(45,366)

Net loans	2,678,294	2,751,036

ACCRUED INTEREST RECEIVABLE	17,496	19,566

BANK PREMISES AND EQUIPMENT, Net	61,302	64,339

OTHER ASSETS
Goodwill	110,486	110,486
Bank owned life insurance	34,529	33,818
Other intangibles	15,153	16,919
Other assets	118,604	185,162

Total other assets	278,772	346,385

TOTAL ASSETS	$4,712,481	$4,929,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$288,799	$282,050
Interest-bearing deposits	3,468,642	3,660,254

Total deposits	3,757,441	3,942,304

Borrowed funds	250,326	273,317
Other liabilities	80,700	98,617

Total liabilities	4,088,467	4,314,238

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of June 30, 2011 and December 31, 2010	—	—
Common Stock — $.01 par value 300,000,000 shares authorized, 82,267,457 shares issued and 80,717,553 shares outstanding as of June 30, 2011 and December 31, 2010	823	823
Additional paid-in capital	349,221	348,415
Unearned common stock held by employee stock ownership plan	(21,066)	(22,587)
Retained earnings (partially restricted)	305,313	304,232
Accumulated other comprehensive income (loss)	3,177	(1,882)
Treasury Stock at cost, 1,549,904 shares at June 30, 2011 and December 31, 2010	(13,454)	(13,454)

Total stockholders’ equity	624,014	615,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,712,481	$4,929,785

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$35,610	$37,947	$71,436	$74,460
Interest on overnight investments	247	44	349	169
Interest on trading securities	—	23	26	56
Interest and dividends on investment securities:
Taxable	8,952	12,382	18,924	24,650
Tax-exempt	923	1,261	1,915	2,402

Total interest income	45,732	51,657	92,650	101,737

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	2,195	2,501	4,625	5,059
Money market and savings deposits	2,293	2,331	4,698	4,604
Time deposits	3,354	3,646	6,473	8,227

Total	7,842	8,478	15,796	17,890
Interest on borrowed funds	2,137	4,034	4,405	8,398

Total interest expense	9,979	12,512	20,201	26,288

Net interest income	35,753	39,145	72,449	75,449

Provision for loan losses	10,000	6,200	20,000	11,150

Net interest income after provision for loan losses	25,753	32,945	52,449	64,299

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,667	1,762	4,204	4,772
Service charges and other income	3,470	4,424	7,163	7,689
Net gain on sale of investment securities	233	—	419	2,004
Trading securities profits	—	86	81	112

Total non-interest income	5,370	6,272	11,867	14,577

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,482	15,103	28,492	30,736
Occupancy expense	2,635	2,915	5,728	6,060
Depreciation, amortization and maintenance	2,143	2,240	4,391	4,417
Marketing expense	872	1,648	1,769	2,650
Intangible amortization expense	906	884	1,766	1,767
FDIC Insurance	1,621	1,382	3,260	2,704
Restructuring charge	963	—	5,058	—
Other	6,475	7,307	12,836	13,630

Total non-interest expense	29,097	31,479	63,300	61,964

Income (loss) before income taxes	2,026	7,738	1,016	16,912

Income tax expense (benefit)	47	2,142	(65)	3,788

NET INCOME (LOSS)	$1,979	$5,596	$1,081	$13,124

EARNINGS PER SHARE — Basic	$0.03	$0.07	$0.01	$0.17
EARNINGS PER SHARE — Diluted	$0.03	$0.07	$0.01	$0.17

Average common shares outstanding — Basic	77,092,682	77,840,396	77,049,673	77,812,874
Average common shares outstanding — Diluted	77,301,043	78,008,337	77,255,328	77,962,324
See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

							Accumulated
	Number of		Additional	Common			Other	Total
	Shares	Common	Paid in	Stock held	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Issued	Stock	Capital	by KSOP	Earnings	Stock	Income (Loss)	Equity	Income

BALANCE, JANUARY 1, 2011	82,267,457	$823	$348,415	$(22,587)	$304,232	$(13,454)	$(1,882)	$615,547

Net Income					1,081			1,081	1,081
KSOP shares committed to be released			(204)	1,521				1,317
Stock option expense			547					547
Restricted stock shares			463					463
Net unrealized gain on AFS and HTM securities arising during the year (net of deferred tax of $5,070)							9,416	9,416	9,416
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $147)							(272)	(272)	(272)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax benefit of $1,398)							(4,085)	(4,085)	(4,085)

Total other comprehensive income									5,059

Comprehensive income									6,140

BALANCE, JUNE 30, 2011	82,267,457	$823	$349,221	$(21,066)	$305,313	$(13,454)	$3,177	$624,014

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$1,081	$13,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,000	11,150
Depreciation and amortization	2,782	3,095
Intangible amortization	1,766	1,767
Net gain on sale of investments	(419)	(2,004)
Accretion of discount on investments	(732)	(986)
Amortization of premium on investments	224	267
Gain on sale of loans	(10)	—
Deferred income taxes	279	(355)
Net loss from disposition of premises and equipment	991	280
Other real estate impairment	56	67
Amortization of KSOP	1,317	1,560
Increase in bank owned life insurance	(711)	(774)
Stock based compensation expense	1,010	1,420
Changes in assets and liabilities that provided (used) cash:
Purchases of trading securities	(216,487)	(418,795)
Proceeds from sale of trading securities	223,546	424,954
Accrued interest receivable	2,070	(654)
Accrued interest payable	397	(616)
Income taxes payable (receivable)	6,065	(1,288)
Other liabilities	6,568	(24,512)
Other assets	3,642	(15,325)

Net cash provided by (used in) operating activities	53,435	(7,625)

INVESTING ACTIVITIES:
Loans originated or acquired	(247,503)	(283,077)
Principal repayment on loans	296,758	254,280
Proceeds from sale of loans	1,004	—
Purchases of investment securities available for sale	—	(363,929)
Proceeds from sales and maturities of investment securities available for sale	414,868	470,122
Purchases of investment securities held to maturity	(83,770)	(59,039)
Proceeds from sales, maturities, calls or repayments of investment securities held to maturity	40,287	8,766
Net (purchases) proceeds from sales of money market funds	(34,813)	(36,454)
Redemption of Federal Home Loan Bank stock	2,266	—
Proceeds from sale of other real estate owned	574	1,718
Purchases of premises and equipment	(1,289)	(8,923)
Proceeds from sale of premises and equipment	—	880
Cash used in other investing activities	(1)	(442)

Net cash provided by (used in) in investing activities	388,381	(16,098)

FINANCING ACTIVITIES:
Net decrease in borrowed funds	(22,991)	(36,741)
Net (decrease) increase in checking, savings and demand accounts	(221,918)	172,110
Net increase (decrease) in time deposits	59,956	(64,461)
Proceeds from stock issuance	—	13
Purchase of treasury stock	—	(795)

Net cash (used in) provided by financing activities	(184,953)	70,126

NET INCREASE IN CASH AND CASH EQUIVALENTS	256,863	46,403
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,299	179,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$347,162	$226,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$15,399	$18,497
Cash payments for income taxes	—	5,432
Transfers of loans to other real estate owned	2,493	3,105
Transfers of bank branches to other real estate	—	485
Transfers of bank branches to fixed assets held for sale	553	—
Transfers of securities at fair value from available for sale to held to maturity	276,828	—
See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 11, 2011. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other period.
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

NOTE 2 — NATURE OF OPERATIONS
The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision (the “OTS”), which previously served as the Company’s and the MHC’s primary federal regulator, was eliminated on July 21, 2011. As a result of the elimination of the OTS, effective July 21, 2011, savings and loan holding companies, such as the Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The deposits of the Bank are insured by the Deposit Insurance Fund of the FDIC.
NOTE 3 — EARNINGS PER SHARE
The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 12 for further discussion of stock grants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share amounts)	2011	2010	2011	2010

Basic and diluted earnings per share:
Net income	$1,979	$5,596	$1,081	$13,124
Basic average common shares outstanding	77,092,682	77,840,396	77,049,673	77,812,874
Effect of dilutive securities	208,361	167,941	205,655	149,450

Dilutive average shares outstanding	77,301,043	78,008,337	77,255,328	77,962,324
Net earnings per share
Basic	$0.03	$0.07	$0.01	$0.17
Diluted	$0.03	$0.07	$0.01	$0.17
For the three and six months ended June 30, 2011, there were 2,135,740 and 2,138,840 outstanding options and 26,000 and 0 restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation. For the three and six months ended June 30, 2010, there were 2,042,850 outstanding options and 0 restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation.

NOTE 4 — INVESTMENT SECURITIES
The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Investment Securities Available-for-Sale
	Historical/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Equity securities	$3,029	$575	$12	$3,592
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	250,953	194	128	251,019
GNMA guaranteed mortgage certificates	8,288	272	—	8,560
Collateralized mortgage obligations	70,342	2,400	3	72,739
Other mortgage-backed securities	386,945	26,586	—	413,531
Municipal bonds	89,578	2,333	291	91,620
Pooled trust preferred securities	15,762	—	1,437	14,325
Money market fund	45,937	245	5	46,177

Total	$870,834	$32,605	$1,876	$901,563

	June 30, 2011
	Investment Securities Held-to-Maturity
	Historical/	Unrealized Losses		Other	Other	Estimated
	Amortized	Recognized in	Book	Unrealized	Unrealized	Fair
	Cost	AOCI (1)	Value	Gains	Losses	Value
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$290,602	$1,852	$288,750	$864	$509	$289,105
GNMA guaranteed mortgage certificates	614	—	614	—	29	585
Other mortgage-backed securities	22,212	—	22,212	1,693	—	23,905
Collateralized mortgage obligations	61,158	—	61,158	277	—	61,435
Municipal bonds	33,680	—	33,680	172	2	33,850
Foreign bonds	500	—	500	—	—	500

Total	$408,766	$1,852	$406,914	$3,006	$540	$409,380

(1)
Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive income on May 18, 2011 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

	December 31, 2010
	Investment Securities Available-for-Sale
	Historical/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$3,029	$206	$—	$3,235
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	840,011	428	12,544	827,895
GNMA guaranteed mortgage certificates	8,776	213	—	8,989
Collateralized mortgage obligations	89,047	2,421	8	91,460
Other mortgage-backed securities	459,139	26,318	—	485,457
Municipal bonds	99,069	1,040	977	99,132
Pooled trust preferred securities	16,989	3	2,470	14,522
Money market fund	11,123	187	9	11,301

Total	$1,527,183	$30,816	$16,008	$1,541,991

	December 31, 2010
	Investment Securities Held-to-Maturity
	Historical/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$639	$—	$30	$609
Other mortgage-backed securities	30,876	2,067	—	32,943
Municipal bonds	54,594	59	58	54,595
Foreign bonds	500	1	—	501

Total	$86,609	$2,127	$88	$88,648

During the six months ended June 30, 2011, the Bank sold $310.4 million of government-sponsored enterprises (“GSE”) securities and $9.2 million of mortgage-backed securities (“MBS securities”) that resulted in a net gain of $387 thousand. The sale of these lower rate, longer term securities was driven by management’s repositioning of the Bank’s balance sheet to improve profitability, interest rate risk, and our capital position.
During the six months ended June 30, 2011, the Bank transferred five debt securities at a fair value of $276.8 million from available-for-sale securities to held-to-maturity securities as management has the intent and ability to hold these securities to maturity. On the date of transfer, the securities had an amortized cost of $278.7 million. The difference between the fair value and the amortized cost was $1.9 million and will be accreted into interest income over the expected life of the securities. This amount will be equally offset by the amortization of the unrealized loss at the date of transfer which is included in accumulated other comprehensive income.
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Bank determines whether the unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments — Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $1.4 million related to its pooled trust preferred securities as of June 30, 2011 compared to an unrealized loss of $2.5 million at December 31, 2010. Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.
The Company’s investment in United States GSE and Agency Notes that were in a loss position for less than 12 months at June 30, 2011 consisted of 2 GSE Step Notes with an unrealized loss of 0.4%. The unrealized loss is due to current interest rate and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011. The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).
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
The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for pooled trust preferred securities for the six months ended June 30, 2011:

Six Months Ended
June 30, 2011
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100%
One pooled trust preferred security, Trapeza 2003-4A Class A1A, was rated Aa3 by Moody’s and BB+ by Standard & Poor’s, which represents a rating of below investment grade. At June 30, 2011 the book value of the security totaled $8.7 million and the fair value totaled $8.2 million, representing an unrealized loss of $0.5 million, or 6.1%. At June 30, 2011, there were a total of 31 banks currently performing of the 41 remaining banks in the security pool. A total of 17.2%, or $59.0 million, of the current collateral of $343.6 million has defaulted and 11.1%, or $38.0 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in November 2011, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.8% of defaults from the remaining performing collateral of $246.6 million. Excess subordination for the Trapeza 2003-4A Class A1A security represents 65.0% of the remaining performing collateral. The excess subordination of 65.0% is calculated by taking the remaining performing collateral of $246.6 million, subtracting the Class A-1 or senior tranche balance of $86.3 million and dividing this result, $160.3 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and CCC- by Standard & Poor’s, which represents a rating of below investment grade. At June 30, 2011, the book value of the security totaled $7.1 million and the fair value totaled $6.2 million, representing an unrealized loss of $0.9 million, or 12.8%. At June 30, 2011, there were a total of 30 banks currently performing of the 42 remaining banks in the security pool. A total of 15.7%, or $33.0 million, of the current collateral of $209.7 million has defaulted and 13.4%, or $28.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in September 2011, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.1% of defaults from the remaining performing collateral of $148.5 million. Excess subordination for the US Capital Fund III A-1 security represents 44.3% of the remaining performing collateral. The excess subordination of 44.3% is calculated by taking the remaining performing collateral of $148.5 million, subtracting the Class A-1 or senior tranche balance of $82.8 million and dividing this result, $65.7 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.
The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	At June 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and Agency Notes	$149,067	$636	$103	$1	$149,170	$637
Mortgage-backed securities	—	—	585	29	585	29
Municipal and other bonds	33,177	271	1,186	22	34,363	293
Pooled trust preferred securities	—	—	14,322	1,437	14,322	1,437
Collateralized mortgage obligations	—	—	129	3	129	3

Subtotal, debt securities	182,244	907	16,325	1,492	198,569	2,399
Equity securities	275	12	—	—	275	12
Mutual fund	333	5	—	—	333	5

Total temporarily impaired securities	$182,852	$924	$16,325	$1,492	$199,177	$2,416

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and Agency Notes	$692,008	$12,544	$—	$—	$692,008	$12,544
Mortgage-backed securities	—	—	608	30	608	30
Municipal and other bonds	82,066	946	1,119	89	83,185	1,035
Pooled trust preferred securities	—	—	14,188	2,470	14,188	2,470
Collateralized mortgage obligations	500	3	163	5	663	8

Subtotal, debt securities	774,574	13,493	16,078	2,594	790,652	16,087
Mutual fund	304	9	—	—	304	9

Total temporarily impaired securities	$774,878	$13,502	$16,078	$2,594	$790,956	$16,096

The following table sets forth the stated maturities of the investment securities at June 30, 2011 and December 31, 2010. Mutual funds, money market funds and equity securities are not included in the table based on lack of maturity.

	June 30, 2011		December 31, 2010
	Book	Estimated	Book	Estimated
(Dollars are in thousands)	Value	Fair Value	Value	Fair Value

Available-for-sale:
Due in one year or less	$3,710	$3,775	$2,393	$2,406
Due after one year through five years	11,051	11,463	151,758	152,430
Due after five years through ten years	316,412	319,040	776,999	766,453
Due after ten years	95,462	95,425	114,279	112,033
Mortgage-backed securities	395,233	422,091	467,915	494,446

Total	$821,868	$851,794	$1,513,344	$1,527,768

Held-to-maturity:
Due in one year or less	$31,300	$31,384	$52,214	$52,196
Due after one year through five years	14,025	14,063	2,130	2,136
Due after five years through ten years	338,638	339,308	625	636
Due after ten years	125	135	125	128
Mortgage-backed securities	22,826	24,490	31,515	33,552

Total	$406,914	$409,380	$86,609	$88,648

At June 30, 2011 and December 31, 2010, $655.5 million and $863.4 million, respectively, of securities were pledged to secure municipal deposits. At June 30, 2011 and December 31, 2010, the Company had $143.3 million and $153.4 million, respectively, of securities pledged as collateral on secured borrowings. At June 30, 2011 and December 31, 2010, the Company also pledged $2.9 million and $3.4 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.
At June 30, 2011 and December 31, 2010, the Company held stock in the FHLB of Pittsburgh totaling $21.0 million and $23.2 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at June 30, 2011 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 5 — LOANS
Major classifications of loans at June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Commercial:
Commercial real estate	$581,375	$600,734
Commercial business loans	420,238	441,881
Commercial construction	273,837	268,314

Total Commercial	1,275,450	1,310,929

Residential
Residential real estate	681,558	687,565
Residential construction	8,685	11,157

Total real estate loans	690,243	698,722

Consumer loans:
Home equity	281,224	288,875
Personal	84,691	94,036
Education	241,673	249,696
Automobile	156,311	154,144

Total consumer loans	763,899	786,751

Total loans	2,729,592	2,796,402

Allowance for losses	(51,298)	(45,366)

Loans, net	$2,678,294	$2,751,036

Included in the balance of residential loans are $501 thousand of loans held for sale at June 30, 2011. As of December 31, 2010, the Bank did not have any loans held for sale. These loans are carried at estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. During the second quarter of 2011, the Bank sold residential mortgage loans with an unpaid principal balance of $999 thousand and recognized a pre-tax gain of $10 thousand, which was recorded in non-interest income as a component of service charges and other income. The Bank retained the related mortgage servicing rights and receives a 25 basis point servicing fee. The Bank had no loan sales during 2010.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the adequacy of the allowance for loan losses balance on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at June 30, 2011 or December 31, 2010.

The summary activity in the allowance for loan losses for all portfolios for the six months ended June 30, 2011 and June 30, 2010 and for the year ended December 31, 2010, is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2011	2010	2010

Balance, beginning of year	$45,366	$45,855	$45,855
Provision for loan losses	20,000	11,150	70,200
Charge-offs	(16,646)	(6,628)	(71,642)
Recoveries	2,578	518	953

Balance, end of period	$51,298	$50,895	$45,366

The following tables set forth the activity in the allowance for loan losses by portfolio for the six months ended June 30, 2011 and for the year ended December 31, 2010:

	COMMERCIAL			RESIDENTIAL		CONSUMER
						Home
						Equity &
June 30, 2011	Real			Real		Equity				Not
(Dollars in thousands)	Estate	Business	Construction	Estate	Construction	Lines	Personal	Education	Auto	Allocated	Total
Allowance for credit losses:

Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	4,145	2,628	7,695	273	36	358	846	72	593	—	16,646
Recoveries	540	787	674	—	—	188	123	—	266	—	2,578
Provision	4,675	2,085	10,547	186	267	118	1,350	185	587	—	20,000

Allowance ending balance	$15,863	$14,651	$12,822	$1,767	$261	$2,084	$1,604	$410	$1,286	$550	$51,298

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	15,863	14,651	12,822	1,767	261	2,084	1,604	410	1,286	550	51,298

Total Allowance	$15,863	$14,651	$12,822	$1,767	$261	$2,084	$1,604	$410	$1,286	$550	$51,298

Financing receivable:
Ending balance
Individually evaluated for impairment	$35,503	$26,279	$53,116	$16,253	$1,116	$482	$815	$—	$161	$—	$133,725
Collectively evaluated for impairment	545,872	393,959	220,721	665,305	7,569	280,742	83,876	241,673	156,150	—	2,595,867

Total Portfolio	$581,375	$420,238	$273,837	$681,558	$8,685	$281,224	$84,691	$241,673	$156,311	$—	$2,729,592

	COMMERCIAL			RESIDENTIAL		CONSUMER
						Home
						Equity &
December 31, 2010	Real			Real		Lines of				Not
(Dollars in thousands)	Estate	Business	Construction	Estate	Construction	Credit	Personal	Education	Auto	Allocated	Total
Allowance for credit losses:

Beginning balance	$9,842	$20,515	$4,344	$5,460	$97	$2,169	$1,041	$903	$1,484	$—	$45,855
Charge-offs	22,210	14,505	29,631	918	—	2,106	984	198	1,090	—	71,642
Recoveries	162	171	—	2	—	71	208	—	339	—	953
Provision	26,999	8,226	34,583	(2,690)	(67)	2,002	712	(408)	293	550	70,200

Allowance ending balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	14,793	14,407	9,296	1,854	30	2,136	977	297	1,026	550	45,366

Total Allowance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,769	$21,634	$31,519	$13,414	$308	$—	$89	$—	$70	$—	$95,803
Collectively evaluated for impairment	571,965	420,247	236,795	674,151	10,849	288,875	93,947	249,696	154,074	—	2,700,599

Total Portfolio	$600,734	$441,881	$268,314	$687,565	$11,157	$288,875	$94,036	$249,696	$154,144	$—	$2,796,402

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

A loan is classified as pass when payments are current and it is performing under the original contractual terms and conditions. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the bank’s position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in one classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral deficiency on all loans classified as substandard. In all cases, loans are placed on nonaccrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.
The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2011 and December 31, 2010:
Commercial and Residential Loans
Credit Risk Internally Assigned
(Dollars in thousands)

	June 30, 2011
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$534,890	92%	$367,017	87%	$207,269	76%	$665,305	98%	$7,569	87%	$1,782,050	91%
Special Mention	10,982	2%	26,942	7%	13,452	5%	—	—%	—	—%	51,376	2%
Substandard	25,291	4%	22,199	5%	37,848	14%	16,253	2%	1,116	13%	102,707	5%
Doubtful	10,212	2%	4,080	1%	15,268	5%	—	—%	—	—%	29,560	2%

Total	$581,375	100%	$420,238	100%	$273,837	100%	$681,558	100%	$8,685	100%	$1,965,693	100%

	December 31, 2010
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$558,679	93%	$408,148	92%	$204,824	76%	$674,151	98%	$10,849	97%	$1,856,651	92%
Special Mention	6,375	1%	9,557	2%	26,711	10%	—	—%	—	—%	42,643	2%
Substandard	26,044	4%	21,794	5%	19,996	8%	13,414	2%	106	1%	81,354	4%
Doubtful	9,636	2%	2,382	1%	16,783	6%	—	—%	202	2%	29,003	2%

Total	$600,734	100%	$441,881	100%	$268,314	100%	$687,565	100%	$11,157	100%	$2,009,651	100%

The increase in substandard loans from December 31, 2010 is primarily driven by commercial construction and residential real estate loans. We have assessed the value of the collateral supporting these loans and recorded a charge-off if the carrying amount of the loan exceeded the fair value of the collateral.

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged off when they become 90 days delinquent with the exception of education loans which are guaranteed by the government. The following tables set forth the consumer loan risk profile based on payment activity at June 30, 2011 and December 31, 2010:
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
(Dollars in thousands)

	June 30, 2011
	Home Equity &
	Lines of Credit		Personal		Education		Auto		Total
Performing	$280,742	100%	$83,876	99%	$216,500	90%	$156,150	100%	$737,268	97%
Nonperforming	482	—%	815	1%	25,173	10%	161	—%	26,631	3%

Total	$281,224	100%	$84,691	100%	$241,673	100%	$156,311	100%	$763,899	100%

	December 31, 2010
	Home Equity &
	Lines of Credit		Personal		Education		Auto		Total
Performing	$288,875	100%	$93,947	100%	$221,808	89%	$154,074	100%	$758,704	96%
Nonperforming	—	—%	89	—%	27,888	11%	70	—%	28,047	4%

Total	$288,875	100%	$94,036	100%	$249,696	100%	$154,144	100%	$786,751	100%

Loan Delinquencies and Non-accrual Loans
The Company monitors the past due and non-accrual status of loans in determining the loss classification, impairment status and in determining the allowance for loan losses. Generally, all loans past due 90 days are put on non-accrual status. Education loans greater than 90 days delinquent continue to accrue interest as they are government guaranteed.
Once a loan has been put on non-accrual status, it will only be put back on accruing status when the following criteria are met; (1) the ultimate collectability of all amounts contractually due on the loan being considered for accrual status are not in doubt, and (2) there is a period of satisfactory payment performance by the borrower. Generally, a period of satisfactory payment performance by the borrower is at least six months for a monthly amortizing loan; but could be a longer period of time depending on the facts and circumstances, including the value of the loan collateral and consideration of guarantees. For loans in which the principal amortization schedule is extended or where interest payments are deferred and capitalized; the period of satisfactory payment performance is assessed in detail as the six month period noted above will most likely not be long enough to support placing the loan back on accruing status.
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

We had 39 TDRs at June 30, 2011 totaling $27.0 million and 24 TDRs at December 31, 2010 totaling $26.7 million. All TDRs are included in non-accrual loans at June 30, 2011 and December 31, 2010.
The following tables provide information about delinquent and non-accrual loans in our portfolio at the dates indicated:
Aged Analysis of Past Due and Non-accrual Financing Receivables
As of June 30, 2011

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$12,250	25%	$2,412	13%	$17,200	17%	$31,862	19%	$549,513	21%	$581,375	21%	$—	$28,481	24%
Commercial business loans	4,101	8%	275	2%	11,693	12%	16,069	10%	404,169	16%	420,238	15%	—	24,496	21%
Commercial construction	12,228	25%	—	—%	35,904	36%	48,132	29%	225,705	9%	273,837	10%	—	46,894	40%

Total commercial	$28,579	58%	$2,687	15%	$64,797	65%	$96,063	58%	$1,179,387	46%	$1,275,450	46%	$—	$99,871	85%

Residential:
Residential real estate	$2,213	4%	$2,554	14%	$7,515	8%	$12,282	7%	$669,276	26%	$681,558	25%	$—	$16,252	14%
Residential construction	—	—%	470	3%	646	1%	1,116	1%	7,569	—%	8,685	1%	—	1,116	1%

Total residential	$2,213	4%	$3,024	17%	$8,161	9%	$13,398	8%	$676,845	26%	$690,243	26%	$—	$17,368	15%

Consumer loans:
Home equity & lines of credit	$1,249	3%	$3	—%	$482	1%	$1,734	1%	$279,490	11%	$281,224	10%	$—	$482	—%
Personal	1,102	2%	229	1%	187	—%	1,518	1%	83,173	3%	84,691	3%	—	815	—%
Education	14,967	30%	11,817	66%	25,173	25%	51,957	31%	189,716	8%	241,673	9%	25,173	—	—%
Automobile	1,780	3%	184	1%	—	—%	1,964	1%	154,347	6%	156,311	6%	—	161	—%

Total consumer	$19,098	38%	$12,233	68%	$25,842	26%	$57,173	34%	$706,726	28%	$763,899	28%	$25,173	$1,458	—%

Total	$49,890	100%	$17,944	100%	$98,800	100%	$166,634	100%	$2,562,958	100%	$2,729,592	100%	$25,173	$118,697	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables
As of December 30, 2010

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$2,243	6%	$520	3%	$16,158	22%	$18,921	15%	$581,813	22%	$600,734	21%	$—	$28,769	30%
Commercial business loans	4,810	13%	246	1%	6,712	9%	11,768	9%	430,113	16%	441,881	16%	—	21,634	23%
Commercial construction	4,706	13%	1,581	10%	14,110	19%	20,397	16%	247,917	9%	268,314	10%	—	31,519	33%

Total commercial	$11,759	32%	$2,347	14%	$36,980	50%	$51,086	40%	$1,259,843	47%	$1,310,929	47%	$—	$81,922	86%

Residential:
Residential real estate	$5,619	15%	$1,850	11%	$8,522	12%	$15,991	13%	$671,574	25%	$687,565	25%	$44	$13,414	14%
Residential construction	—	—%	—	—%	308	—%	308	—%	10,849	—%	11,157	—%	—	308	—%

Total residential	$5,619	15%	$1,850	11%	$8,830	12%	$16,299	13%	$682,423	25%	$698,722	25%	$44	$13,722	14%

Consumer loans:
Home equity & lines of credit	$906	2%	$100	1%	$—	—%	$1,006	1%	$287,869	11%	$288,875	10%	$—	$—	—%
Personal	1,064	3%	247	2%	8	—%	1,319	1%	92,717	4%	94,036	3%	—	89	—%
Education	16,156	44%	11,229	70%	27,888	38%	55,273	44%	194,423	7%	249,696	9%	27,888	—	—%
Automobile	1,537	4%	315	2%	—	—%	1,852	1%	152,292	6%	154,144	6%	—	70	—%

Total consumer	$19,663	53%	$11,891	75%	$27,896	38%	$59,450	47%	$727,301	28%	$786,751	28%	$27,888	$159	—%

Total	$37,041	100%	$16,088	100%	$73,706	100%	$126,835	100%	$2,669,567	100%	$2,796,402	100%	$27,932	$95,803	100%

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
Components of Impaired Loans

						Interest
						Income
		Unpaid		Average	Interest	Recognized
Year to date June 30, 2011	Recorded	Principal	Related	Recorded	Income	Using Cash
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized*	Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$28,481	$40,586	$—	$29,222	$14	$—
Commercial Business	24,496	31,081	—	24,631	1	—
Commercial Construction	46,894	70,122	—	40,748	122	—
Residential Real Estate	16,252	16,802	—	15,298	2	—
Residential Construction	1,116	1,214	—	337	5	—
Home Equity and Lines of Credit	482	482	—	320	—	—
Personal	815	949	—	450	8	—
Auto	161	161	—	115	4	—

Total Impaired Loans:	$118,697	$161,397	$—	$111,121	$156	$—

Commercial	99,871	141,789	—	94,601	137	—
Residential	17,368	18,016	—	15,635	7	—
Consumer	1,458	1,593	—	885	12	—

Total	$118,697	$161,397	$—	$111,121	$156	$—

						Interest
						Income
For the year ended		Unpaid		Average	Interest	Recognized
December 31, 2010	Recorded	Principal	Related	Recorded	Income	Using Cash
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized*	Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$28,769	$50,044	$—	$29,028	$6	$795
Commercial Business	21,634	32,114	—	13,870	—	71
Commercial Construction	31,519	61,150	—	33,946	—	—
Residential Real Estate	13,414	13,823	—	3,745	—	—
Residential Construction	308	722	—	302	—	—
Consumer Personal	159	159	—	339	—	—

Total Impaired Loans:	$95,803	$158,012	$—	$81,230	$6	$866

Commercial	81,922	143,308	—	76,844	6	866
Residential	13,722	14,545	—	4,047	—	—
Consumer	159	159	—	339	—	—

Total	$95,803	$158,012	$—	$81,230	$6	$866

*	Amounts represent interest income recognized on impaired loans during the year prior to impaired status.

The Company charged off the collateral deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at June 30, 2011.

	For the Six Months Ended		For the Year Ended
Analysis of Impaired Loans	June 30,	June 30,	December 31,
(Dollars in thousands)	2011	2010	2010

Average impaired loans	$111,121	$72,264	$81,230
Interest income recognized on impaired loans	156	13	6
Cash basis interest income recognized on impaired loans	—	866	866
Interest income that would have been recorded for the six months ended June 30, 2011, had impaired loans been current according to their original terms, amounted to approximately $3.0 million.
Nonperforming loans (which includes nonaccrual loans and loans past 90 days or more and still accruing) at June 30, 2011 and 2010 amounted to approximately $143.9 million and $113.3 million, respectively, and included $25.2 million and $24.8 million in guaranteed student loans, respectively. As of June 30, 2011, all impaired loans greater than 90 days delinquent are on a non accrual status and all payments are applied to principal.
The Bank pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At June 30, 2011 and December 31, 2010, loans in the amount of $564.6 million and $619.1 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.
NOTE 6 — OTHER ASSETS
The following table provides selected information on other assets at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Investments in affordable housing and other partnerships	$18,389	$20,378
Cash surrender value of life insurance	18,783	18,629
Prepaid assets	13,382	15,873
Net deferred tax assets	28,123	31,928
Other real estate	18,740	16,694
Accounts receivable — ACH	—	22,901
Accounts receivable — trading securities	—	31,127
Fixed assets held for sale	3,627	3,074
Mortgage servicing rights	266	219
All other assets	17,294	24,339

Total other assets	$118,604	$185,162

During the six months ended June 30, 2011, the Company determined that five Bank branches would be consolidated into existing branch locations. As a result, there were two owned branches that were transferred to fixed assets held for sale at their fair market value, less costs to sell of $553 thousand, and a loss of $947 thousand was recorded as part of the restructuring charge in non-interest expense for the six months ended June 30, 2011.

The Company follows the authoritative guidance under ASC 860-50 Servicing Assets and Liabilities to account for its mortgage servicing rights (“MSRs”). Effective January 1, 2011, the Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.
NOTE 7 — DEPOSITS
Deposits at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Non-interest bearing deposits	$288,799	$282,050
Interest earning checking accounts	409,688	420,873
Municipal checking accounts	777,067	1,072,574
Money market accounts	603,137	622,050
Savings accounts	770,667	696,629
Time deposits	908,083	848,128

Total deposits	$3,757,441	$3,942,304

NOTE 8 — BORROWED FUNDS
Borrowed funds at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
FHLB advances	$100,000	$113,000
Repurchase agreements	125,000	135,000
Statutory trust debenture	25,326	25,317

Total borrowed funds	$250,326	$273,317

The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At June 30, 2011 and December 31, 2010, loans in the amount of $564.6 million and $619.1 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia. At June 30, 2011 and December 31, 2010, the Company had $143.3 million and $153.4 million, respectively, of securities pledged as collateral on secured borrowings. At June 30, 2011 and December 31, 2010, the Company also pledged $2.9 million and $3.4 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2011 and December 31, 2010, the Bank met all capital adequacy requirements to which it was subject.
As of June 30, 2011 and December 31, 2010, the Bank is considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.
The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

			To Be Well Capitalized
			Under Prompt Corrective
	Actual		Action Provisions
	Capital		Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of June 30, 2011:
Tier 1 Capital (to average assets)	$438,794	9.28%	$236,314	5.00%
Tier 1 Capital (to risk weighted assets)	438,794	17.13%	153,716	6.00%
Total Capital (to risk weighted assets)	471,169	18.39%	256,194	10.00%

As of December 31, 2010:
Tier 1 Capital (to average assets)	$432,374	8.89%	$243,200	5.00%
Tier 1 Capital (to risk weighted assets)	432,374	15.69%	165,300	6.00%
Total Capital (to risk weighted assets)	467,051	16.95%	275,600	10.00%
NOTE 10 — INCOME TAXES
For the six months ended June 30, 2011, the Company recorded an income tax benefit of $65 thousand, for an effective tax rate of 6.4%, compared to an income tax expense of $3.8 million, for an effective tax rate of 22.4%, for the same period in 2010. The difference was due to a decrease in income before income taxes of $15.9 million, to $1.0 million for the six months ended June 30, 2011, from income before income taxes of $16.9 million for the six months ended June 30, 2010. The decrease in income before income taxes for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to an increase in the provision for loan losses of $8.9 million, a restructuring charge of $5.1 million and a decrease in gains on the sale of investment securities of $1.6 million.
The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on low income housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits increased (reduced) the effective tax rates by (20.5%), 3.8% and (31.1%) in the effective income tax rate calculation for 2011, respectively, and (9.5%), (8.1%), and (10.5%) for 2010, respectively.

As of June 30, 2011, the Company’s net deferred tax assets were $28.1 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments, and management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of June 30, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.
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
The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$60	$53
Interest Cost	955	964	347	332
Expected return on plan assets	(1,027)	(927)	—	—
Amortization of loss (gain)	237	215	67	(2)
Amortization of prior service cost	—	—	37	47
Amortization of transition obligation	—	—	41	41

Net periodic pension cost	$165	$252	$552	$471

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$120	$107
Interest Cost	1,909	1,929	694	664
Expected return on plan assets	(2,053)	(1,855)	—	—
Amortization of loss (gain)	474	430	134	(4)
Amortization of prior service cost	—	—	73	94
Amortization of transition obligation	—	—	82	82

Net periodic pension cost	$330	$504	$1,103	$943

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
The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of June 30, 2011, 142,500 shares were fully vested and 200,500 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if a return on average assets of 1% or within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide is attained in the fifth full year subsequent to the grant.
Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six months ended June 30, 2011 was $146 thousand and $463 thousand, respectively, compared to $509 thousand and $812 thousand for the three and six months ended June 30, 2010, respectively.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2011:

		Weighted
	Number of	Average
Summary of Non-vested Stock Award Activity	Shares	Grant Price

Non-vested Stock Awards outstanding, January 1, 2011	837,500	$11.00
Issued	175,500	8.38
Vested	(12,500)	9.05
Forfeited	(116,500)	10.95

Non-vested Stock Awards outstanding, June 30, 2011	884,000	$10.51

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2010:

		Weighted
	Number of	Average
Summary of Non-vested Stock Award Activity	Shares	Grant Price

Non-vested Stock Awards outstanding, January 1, 2010	836,500	$11.28
Issued	150,500	9.70
Vested	(6,000)	8.35
Forfeited	(77,500)	11.10

Non-vested Stock Awards outstanding, June 30, 2010	903,500	$11.05

The fair value of the 12,500 shares vested during the six months ended June 30, 2011 was $110 thousand. The fair value of the 6,000 awards vested during the six months ending June 30, 2010 was $70 thousand.
The EIP authorizes the grant of options to officers, employees, and directors of the company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2011, the Company granted 352,000 options compared to 276,600 options during the same period ended June 30, 2010. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $257 thousand and $547 thousand for the three and six months ended June 30, 2011, respectively, compared to $324 thousand and $608 thousand for the three and six months ended June 30, 2010, respectively.

A summary of option activity as of June 30, 2011 and changes during the six month period is presented below:

		Weighted Exercise
	Number of Options	Price per Shares

January 1, 2011	2,001,950	$11.21
Granted	352,000	8.38
Exercised	—	—
Forfeited	(165,740)	11.09
Expired	(49,370)	11.17

June 30, 2011	2,138,840	$10.75

A summary of option activity as of June 30, 2010 and changes during the six month period is presented below:

		Weighted Exercise
	Number of Options	Price per Shares

January 1, 2010	1,922,250	$11.44
Granted	276,600	9.70
Exercised	(1,500)	8.35
Forfeited	(127,200)	11.44
Expired	(25,000)	11.86

June 30, 2010	2,045,150	$11.20

The weighted average remaining contractual term was approximately 7.79 years for options outstanding as of June 30, 2011. Exercisable options totaled 699,440 and 393,050 at June 30, 2011 and 2010, respectively.

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Weighted average fair value of options granted	$3.29	$3.56
Weighted average risk-free rate of return	2.17%	2.99%
Weighted average expected option life in months	78	78
Weighted average expected volatility	35.18%	29.87%
Expected dividends	$—	$—
As of June 30, 2011, there was $3.9 million of total unrecognized compensation cost related to options and $6.2 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of June 30, 2010, there was $4.6 million in unrecognized compensation cost related to options and $7.5 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.20 and 3.50 years as of June 30, 2011 and June 30, 2010, respectively. The average weighted lives for the stock award expense were 3.19 and 3.60 years at June 30, 2011 and June 30, 2010, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
At June 30, 2011 and December 31, 2010, the Company had outstanding commitments to make loans aggregating approximately $42.6 million and $107.2 million, respectively, and commitments to customers on available lines of credit of $170.3 million and $176.8 million, respectively, at competitive rates. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. We have a reserve for our commitments and contingencies of $414 thousand at June 30, 2011 and December 31, 2010.
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
NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will comply with guidance and its effective date. The Company does not anticipate any material impact to the financial statements related to this guidance.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurement, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will comply with guidance and its effective date. The Company does not anticipate any material impact to the financial statements related to this guidance.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will comply with guidance and its effective date. The Company does not anticipate any material impact to the financial statements related to this guidance.
Also in April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. This update is intended to facilitate a more consistent application of U.S. GAAP for debt restructurings. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of the adoption. The Company will comply with the guidance and its effective date. The Company does not anticipate any material impact to the financial statements related to this guidance.
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
In December 2010, FASB issued ASU 2010-28 “Intangibles-Goodwill and Other-When to Perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments of this update affect all entities that have recognized Goodwill and have one or more reporting units whose carrying value for purposes of performing Step 1of the Goodwill impairment test is zero or negative. The amendments are effective for fiscal years, and interim periods within those beginning after December 15, 2010. Early adoption is not permitted. For the quarter ended June 30, 2011, the Company has adopted and complied with the provisions of this guidance. The adoption of this guidance did not have a material impact on the unaudited interim condensed consolidated financial statements.

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
In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (topic 958): Improving Disclosures about Fair Value Measurements”. This amendment requires disclosures for transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amount of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Additionally, for the activity in Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuance and settlements on a gross basis rather than on a net number. The guidance clarifies existing disclosures for level of disaggregation. The guidance requires fair value measurement disclosures for each class of assets and liabilities. Additionally, the guidance requires disclosures about inputs and valuation techniques. The majority of the new requirements are effective for interim and annual reporting periods for years beginning after December 15, 2009. The disclosures regarding the roll forward of activity for Level 3 fair value measurements are effective for fiscal years beginning on or after December 15, 2010. For the quarter ended June 30, 2010, the Company has adopted the required disclosures. See Note 15 — Fair Value of Financial Instruments.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the six months ended June 30, 2011.
In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.
Those assets which will continue to be measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are as follows:

	Category Used for Fair Value Measurement
	As of June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights			$266	$266
Investment securities available for sale:
U.S. GSE and agency notes		251,019		251,019
GNMA guaranteed mortgage certificates		8,560		8,560
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		7,069		7,069
Agency CMOs		19,553		19,553
Non-agency CMOs		46,117		46,117
Other mortgage-backed securities		413,531		413,531
Municipal bonds
General obligation municipal bonds		72,474		72,474
Revenue municipal bonds		19,146		19,146
Pooled trust preferred securities (financial industry)			14,325	14,325
Equity securities (financial industry)	3,592			3,592
Money market funds	43,963			43,963
Mutual funds	1,930			1,930
Certificates of deposit	284			284

Total	$49,769	$837,469	$14,591	$901,829

	Category Used for Fair Value Measurement
	As of December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities		$6,316		$6,316
Investment securities available for sale:
U.S. GSE and agency notes		827,895		827,895
GNMA guaranteed mortgage certificates		8,989		8,989
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		7,979		7,979
Agency CMOs		26,944		26,944
Non-agency CMOs		56,537		56,537
Other mortgage-backed securities		485,457		485,457
Municipal bonds
General obligation municipal bonds		80,265		80,265
Revenue municipal bonds		18,867		18,867
Pooled trust preferred securities (financial industry)			$14,522	14,522
Equity securities (financial industry)	$3,235			3,235
Money market funds	8,963			8,963
Mutual funds	2,025			2,025
Certificates of deposit	313			313

Total	$14,536	$1,519,249	$14,522	$1,548,307

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
The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011.

Level 3 Investments Only	Six Months Ended
(Dollars in thousands)	June 30, 2011
	Trust Preferred		Mortgage Servicing
	Securities		Rights
Balance, January 1, 2011	$14,522	*	$268
Included in earnings	—		(2)
Included in other comprehensive income	1,030		—
Payments	(1,293)		—
Net accretion / (amortization)	66		—

Balance, June 30, 2011	$14,325		$266

*	As described in Note 6 — Other Assets, effective January 1, 2011, the Company elected the fair value measurement method to account for its mortgage servicing rights.

Level 3 Investments Only	Six Months Ended
(Dollars in thousands)	June 30, 2010
Trust Preferred Securities
Balance, January 1, 2010	$18,797
Included in other comprehensive income	(474)
Payments	(3,113)

Balance, June 30, 2010	$15,210

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below. A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans at June 30, 2011 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.
Assets measured at fair value on a nonrecurring basis are as follows:

	At
(Dollars in thousands)	June 30, 2011	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired Loans	$37,894	—	—	$37,894	$(16,646)
Long lived assets held for sale	615	—	615	—	(627)

	At
(Dollars in thousands)	June 30, 2010	Level 1	Level 2	Level 3
Goodwill	$110,486	—	—	$110,486
Impaired Loans	70,233	—	—	70,233
Other real estate owned	2,302	—	2,302	—
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

	Fair Value of Financial Instruments
	At		At
	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$347,162	$347,162	$90,299	$90,299
Trading securities	—	—	6,316	6,316
Investment securities	1,329,455	1,331,921	1,651,844	1,653,883
Loans — net	2,678,294	2,611,081	2,751,036	2,773,373

Liabilities:
Checking deposits	1,475,554	1,475,554	1,787,006	1,787,006
Money market and savings accounts	1,373,804	1,373,804	1,307,170	1,307,170
Time deposits	908,083	914,677	848,128	855,045
Borrowed funds	250,326	252,893	273,317	274,930
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
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2011 and December 31, 2010, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 16 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS
During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program. As a result of this review, the Bank reduced approximately 4% of its workforce. Additionally, the Bank made the decision to consolidate five of its branch locations into other existing branches. These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense. During the second quarter of 2011, $978 thousand of additional severance expense was accrued relating to the departure of an executive officer. These charges are included in restructuring charge, a component of non-interest expense, within the consolidated statements of operations. A schedule of the current restructuring and severance accrual is summarized below as of June 30, 2011:

		Contract termination
(Dollars in thousands)	Severance	and other costs	Total
Accrued at March 31, 2011	$2,478	$690	$3,168
Additional accurals in 2nd quarter	978	—	978
Payments made in the 2nd quarter	(1,185)	(274)	(1,459)

Accrued at June 30, 2011	$2,271	$416	$2,687

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the FDIC. Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Office of Thrift Supervision was eliminated on July 21, 2011. As a result of the elimination of the Office of Thrift Supervision, effective July 21, 2011, savings and loan holding companies, such as Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.
The Bank recorded net income of $2.0 million and $1.1 million for the three and six month periods ended June 30, 2011, respectively, compared to $5.6 million and $13.1 million for the same periods in 2010. Our financial results continued to be impacted by deterioration in asset quality, particularly in our commercial construction portfolio. This resulted in a provision for loan losses of $10.0 million and $20.0 million for three and six months ended June 30, 2011 compared to $6.2 million and $11.2 million for the three and six months ended June 30, 2010. Although some economic measures have shown signs of improvement during 2011, credit quality and revenue growth continue to be challenging. The Company believes recovery of commercial real estate in our region will take some time causing continued downward pressure on property valuation. We expect our provision for credit losses to remain elevated in 2011.
We are focused on improving our operating efficiency and reducing costs. We completed a comprehensive review of our operating cost structure during the first quarter of 2011 and finalized an expense management reduction program which resulted in a $5.1 million restructuring charge for the six months ended June 30, 2011. The impact of the expense management reduction program implemented during the first quarter of 2011 resulted in lower operating expenses which decreased $2.4 million to $29.1 million for the quarter ended June 30, 2011 compared to $31.5 million in the second quarter of 2010.
The Bank also took advantage of the decrease in interest rates during the second quarter to reposition its balance sheet to improve the Bank’s profitability, interest rate risk, and capital position. Through the sale of lower rate, longer term securities and the run-off of higher cost, non relationship based municipal deposits, we have contracted the Bank’s balance sheet by approximately $217.3 million to $4.7 billion at June 30, 2011 from $4.9 billion at December 31, 2010. As a result of the repositioning, the Bank’s tier 1 leverage ratio improved to 9.28% at June 30, 2011 compared to 8.89% at December 31, 2010 and the Bank’s total risk based capital ratio increased to 18.39% at June 30, 2011 compared to 16.95% at December 31, 2010. Our capital levels remain strong and our capital ratios are well in excess of the levels required to be considered well-capitalized.

The Federal Reserve Board continues to hold short term interest rates at historic lows. The low rate environment impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates. Elevated unemployment, depressed home values, and continued economic uncertainty has constrained consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery. This resulted in low loan demand during the first six months of 2011 and we expect loan demand to remain low during the remaining six months of 2011. During the second quarter of 2011, we hired a new chief lending officer and the Bank is focused on a number of initiatives to increase loan volume including expansion of our commercial and industrial lending team, creating small business administration lending capabilities and building a mortgage banking team.
We continue to position the Company for any further weakening in economic conditions and have increased our allowance for loan losses to $51.3 million at June 30, 2011 compared to $45.4 million at December 31, 2010. Our loan loss reserve coverage ratio (allowance for loan losses/total loans) increased to 1.88% at June 30, 2011 as compared to 1.62% at December 31, 2010.
We believe that the economic crisis which has adversely impacted our customers and communities has resulted in a refocus on financial responsibility. We remain committed to the financial responsibility we have practiced throughout our 158 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions. During the second quarter, we launched “BenMobile,” our mobile banking product that provides customers easy, convenient, and secure access to their money via text messaging, mobile web and phone apps. We also introduced interest on the “Start Growing” and “Professional Package” products, which allow our small business customers to enjoy the advantages of an all-purpose small business package while earning tiered interest on the account.
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
CURRENT REGULATORY ENVIRONMENT
On July 21, 2010, President Obama signed the Dodd-Frank Act. In addition to eliminating the OTS effective as of July 21, 2011 and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repeals payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations. The impact of all of the provision on operations can not yet be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank, Company and MHC.

Effective April 1, 2011, the assessment base for payment of FDIC premiums was changed from a deposit level base to an asset base consisting of average tangible assets less average tangible equity. We estimate this change will result in a reduction in FDIC premiums throughout the remainder of the year.
Effective July 21, 2011, the Bank began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. The Bank has been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase the Bank’s interest expense in the future.
Effective October 1, 2011, the debit-card interchange fee will be capped at $0.21 per transaction and allow an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future. The Bank recognized $2.2 million of interchange revenue for the six months ended June 30, 2011.
In the fourth quarter of 2009, the Federal Reserve Board (“FRB”) announced regulatory changes to debit card and automated teller machine (“ATM”) overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. This regulation has resulted in a reduction in non-interest income during the six months ended June 30, 2011 in the amount of $796 thousand.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During the quarter ended June 30, 2011, Beneficial reported net interest income of $35.8 million, a decrease of $3.3 million, or 8.7%, from $39.1 million for the quarter ended June 30, 2010. The net interest margin decreased 41 basis points to 3.16% for the quarter ended June 30, 2011 from 3.57% for the quarter ended June 30, 2010. For the six months ended June 30, 2011, net interest income decreased $3.0 million, or 4.0%, to $72.5 million from $75.5 million for the six months ended June 30, 2010. The net interest margin decreased 23 basis points to 3.22% for the six months ended June 30, 2011 from 3.45% for the six months ended June 30, 2010. Our net interest margin has been impacted by reduced loan demand which has resulted in an increase in cash and investments. The yield on our investment portfolio has decreased given the low interest rate environment. We have also seen a reduction yields on our mortgage portfolio as borrowers refinance their existing mortgages at lower interest rates. We have been able to offset some of this downward pressure on margin by reducing the cost of our interest beating liabilities which decreased for both the three and six month ended June 30 2011 compared to the prior year to 1.03% and 1.05% from 1.34% and 1.42%. At June 30, 2011, we had higher than usual cash balances as we were holding cash to cover additional municipal deposit run-off that is expected to occur during the remainder of 2011. As a result, cash and cash equivalents increased from $90.3 million at December 31, 2010 to $347.2 million at June 30, 2011. We expect net interest margin to improve during the third quarter as the run-off occurs. Net interest margin in future periods will continue to be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.
CREDIT RISK ENVIRONMENT
During the six months ended June 30, 2011, we continued to experience elevated levels of charge-offs, delinquencies and non-performing assets as a result of continued high levels of unemployment, reduced property values and limited traditional refinancing options. Although non-performing assets remained relatively constant at $162.6 million as of June 30, 2011 as compared to $161.7 million at March 31, 2011, non-performing assets have increased significantly from $140.4 million at December 31, 2010. We remain cautious and continue to increase our allowance for loan losses given our credit trends. At June 30, 2011, the Company’s allowance for loan losses totaled $51.3 million, or 1.88% of total loans, compared to $45.4 million, or 1.62% of total loans, at December 31, 2010.

Although the U.S. economy has shown some signs of improvement, unemployment remains high and commercial real estate conditions are still weak. We expect that property values will remain volatile until underlying market fundamentals improve consistently. In 2011, a significant portion of our commercial real estate and commercial construction portfolios contractually matures (approximately 33%). We are actively managing these maturities and continue to write off all collateral deficiencies on all classified loans once they are 90 days delinquent. We expect that market conditions, coupled with the large amount of commercial maturities, will result in an elevated provision for credit losses for the rest of 2011.
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
The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $500 thousand to $1.0 million for the quarter ended June 30, 2011. During the first six months of 2011, we continued to experience increased levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated ALLL; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $110.5 million at June 30, 2011.
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

As of June 30, 2011, the Company’s net deferred tax assets were $28.1 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.
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
In addition to our defined benefit programs, we offer a defined contribution plan (“401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with a recently formed Employee Stock Ownership Plan (‘ESOP”) to form the Employee Savings and Stock Ownership Plan (“KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year.
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
At June 30, 2011, total assets decreased $217.3 million, or 4.4%, to $4.7 billion from $4.9 billion at December 31, 2010. During the six months ended June 30, 2011, the Bank repositioned its balance sheet to increase profitability, improve its capital position and reduce its interest rate risk profile by selling investments and reducing higher cost, non relationship based municipal deposits. At June 30, 2011, the Bank was holding excess cash to cover additional municipal deposit run-off that is expected to occur during the remainder of 2011. As a result, cash and cash equivalents at June 30, 2011 totaled $347.2 million as compared to $90.3 million at December 31, 2010. Additionally, the balance of investments decreased $322.4 million, or 19.5%, to $1.3 billion at June 30, 2011 from $1.7 billion at December 31, 2010 as we continue to sell longer term investments to shorten the duration of the investment portfolio and better position the Bank for rising interest rates.
Total loans decreased $66.8 million, or 2.4%, to $2.7 billion at June 30, 2011 from $2.8 billion December 31, 2010 primarily due to continued slow loan demand as consumers and businesses continue to deleverage and remain cautious about the economy.
Total deposits decreased $184.9 million, or 4.7%, to $3.8 billion at June 30, 2011, from $3.9 billion at December 31, 2010 primarily due to the run off of $295.5 million in municipal deposits. The Company continues to focus on growing its core deposit portfolio and reducing costlier time deposits and non-relationship based municipal accounts.
Stockholders’ equity equaled $624.0 million, or 13.2% of total assets, at June 30, 2011 compared to $615.5 million, or 12.5% of total assets, at December 31, 2010. Beneficial’s tangible equity (total stockholders equity less goodwill and intangibles) to tangible assets (total assets less goodwill and intangibles) totaled 10.87% at June 30, 2011 compared to 10.16% at December 31, 2010.
Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010
General — For the three months ended June 30, 2011, Beneficial recorded net income of $2.0 million, or $0.03 per share, compared to net income of $5.6 million, or $0.07 per share, for the three months ended June 30, 2010. The decrease was primarily due to higher provision for loan losses and restructuring costs. The Bank continued to work through credit and loan maturity issues which resulted in a provision for loan losses of $10.0 million for the three months ended June 30, 2011 as compared to $6.2 million for the same period in 2010. We also recorded a restructuring charge of $963 thousand for the three months ended June 30, 2011 related to the departure of our chief lending officer.

Net Interest Income — For the three months ended June 30, 2011, Beneficial reported net interest income of $35.8 million, a decrease of $3.4 million, or 8.7%, from the three months ended June 30, 2010. The net interest margin decreased 41 basis points to 3.16% for the three months ended June 30, 2011 from 3.57% for the three months ended June 30, 2010. The decrease in net interest income was driven by low interest rates which have reduced the yields on our investment portfolio as excess liquidity is invested at lower yields. Mortgage re-financings have also resulted in lower yields on our mortgage portfolio. Offsetting these decreases to interest income, we have been able to reduce the cost of our interest bearing liabilities during the second quarter of 2011 with average rates decreasing to 1.03% for the three months ending June 30, 2011 from 1.34% for the three months ending June 30, 2010.
Provision for Loan Losses — The Bank recorded a provision for loan losses of $10.0 million for the three months ended June 30, 2011 compared to $6.2 million for the same period in 2010. The increase in the provision was the result of a high level of charge-offs, as well as increased delinquency and non-performing asset levels. Net charge-offs totaled $6.1 million during the three months ended June 30, 2011 as compared to $1.7 million during the same period in 2010. We continue to charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.
At June 30, 2011, the Company’s allowance for loan losses totaled $51.3 million, or 1.88% of total loans, compared to an allowance for loan losses in the amount of $45.4 million, or 1.62% of total loans, at December 31, 2010.
Non-interest Income — Non-interest income decreased $902 thousand, or 14.4%, to $5.4 million for the three months ended June 30, 2011 compared to $6.3 million for the same period in 2010 primarily due to a $455 thousand decrease in overdraft charges to Regulation E, which became effective in the third quarter of 2010 and generally prevents an institution from charging overdraft fees on certain automated transactions without prior customer consent and lower income from investments in limited partnerships.
Non-interest Expense — Non-interest expense decreased $2.4 million, or 7.6%, to $29.1 million for the three months ended June 30, 2011 compared $31.5 million for the same period in 2010. The decrease during the three months ended June 30, 2011 was primarily due to a $1.6 million decrease in salaries and employee benefits, a $776 thousand decrease in marketing expense and a $280 thousand decrease in occupancy expense as a result of the expense reduction program implemented during the first quarter of 2011.
Income Taxes — The Company recorded income tax expense of $47 thousand for the three months ended June 30, 2011, reflecting an effective tax rate of 2.3%, compared to income tax expense of $2.1 million, reflecting an effective tax rate of 27.7%, for the same period in 2010. The difference was due to a decrease in income before income taxes of $5.7 million, to $2.0 million for the three months ended June 30, 2011, from income before income taxes of $7.7 million for the three months ended June 30, 2010. The decrease in income before income taxes for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to an increase in the provision for loan losses of $3.8 million, a restructuring charge of $1.0 million and a decrease in net interest income of $3.4 million, which was offset by reduced other non-interest expenses of $3.3 million.
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

The following table summarizes average balances and average yields and costs for the three month periods ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30,			Three Months Ended June 30,
	2011			2010
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Trading Securities	$—	$—	0.00%	8,917	23	1.01%
Overnight Investments	391,297	247	0.25%	66,856	44	0.26%
Stock	21,317	—	0.00%	28,068	26	0.37%
Other Investment securities	1,360,803	9,875	2.90%	1,497,112	13,617	3.64%

Total Investment securities & O/N Inv	1,773,417	10,122	2.28%	1,600,953	13,710	3.43%

Loans:
Real estate loans
Residential	693,529	8,555	4.93%	662,942	8,938	5.39%
Non-residential	772,675	10,066	5.22%	785,593	10,475	5.34%

Total real estate	1,466,204	18,621	5.08%	1,448,535	19,413	5.36%
Business loans	363,775	5,029	5.53%	376,016	5,297	5.64%
Small Business loans	147,611	2,235	6.06%	161,357	2,400	5.95%

Total Business & Small Business loans	511,386	7,264	5.69%	537,373	7,697	5.73%

Total Business loans	1,284,061	17,330	5.40%	1,322,966	18,172	5.50%
Personal loans	766,949	9,725	5.09%	805,973	10,837	5.39%

Total loans, net of discount	2,744,539	35,610	5.20%	2,791,881	37,947	5.44%

Total interest earning assets	4,517,956	45,732	4.05%	4,392,834	51,657	4.71%

Non-interest earning assets	359,088			373,087

Total assets	4,877,044			4,765,921

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	728,357	1,186	0.65%	609,145	1,072	0.71%
Money market accounts	614,771	1,107	0.72%	623,293	1,259	0.81%
Demand deposits	418,835	236	0.23%	374,223	285	0.31%
Demand deposits — Municipals	949,531	1,959	0.83%	858,073	2,216	1.04%
Certificates of deposit	921,693	3,354	1.46%	878,971	3,646	1.67%

Total interest-bearing deposits	3,633,187	7,842	0.87%	3,343,705	8,478	1.02%

Borrowings	254,829	2,137	3.36%	402,823	4,034	4.02%

Total interest-bearing liabilities	3,888,016	9,979	1.03%	3,746,528	12,512	1.34%

Non-interest-bearing deposits	284,018			267,194
Other non-interest-bearing liabilities	87,637			100,117

Total liabilities	4,259,671			4,113,839

Total stockholders’ equity	617,373			652,082

Total liabilities and stockholders’ equity	4,877,044			4,765,921

Net interest income		35,753			39,145
Interest rate spread			3.02%			3.37%
Net interest margin			3.16%			3.57%
Average interest-earning assets to average interest-bearing liabilities			116.20%			117.25%

Comparison of Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010
General — For the six months ended June 30, 2011, Beneficial recorded net income of $1.1 million, or $0.01 per share, compared to net income of $13.1 million, or $0.17 per share, for the six months ended June 30, 2010. The decrease was primarily due to higher provisions for loan losses and restructuring costs. During the six months ended June 30, 2011, the Bank completed a comprehensive review of its operating cost structure and finalized an expense management reduction program which resulted in a $5.1 million restructuring charge. The restructuring charge is related to expenses associated with a reduction in force and costs related to consolidation of five Bank branch locations into other branches. The Bank also continued to work through credit and loan maturity issues which resulted in an elevated provision for loan losses of $20.0 million for the six months ended June 30, 2011 as compared to $11.2 million for the same period in 2010. In 2011, a significant portion of our commercial real estate and commercial construction portfolios contractually mature (approximately 33%). We expect that market conditions coupled with the large amount of commercial maturities will result in elevated provision for credit losses in 2011.
Net Interest Income — For the six months ended June 30, 2011, net interest income decreased $3.0 million, or 4.0%, to $72.4 million from $75.4 million for the six months ended June 30, 2010. The net interest margin decreased 23 basis points to 3.22% for the six months ended June 30, 2011 from 3.45% for the six months ended June 30, 2010. The decrease in net interest income was driven by excess liquidity and low interest rates on our investment and loan portfolio partially offset by a reduction in deposit and borrowing costs.
Provision for Loan Losses — The Bank recorded a provision for loan losses of $20.0 million for the six months ended June 30, 2011 compared to $11.2 million for the same period in 2010. The increase in the provision was the result of a high level of charge-offs as well as increased delinquency and non-performing asset levels. Net charge-offs totaled $14.1 million for the six months ended June 30, 2011 as compared to $6.1 million during the same period in 2010. We continue to charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.
At June 30, 2011, the Company’s allowance for loan losses totaled $51.3 million, or 1.88% of total loans, compared to an allowance for loan losses in the amount of $45.4 million, or 1.62% of total loans, at December 31, 2010.
Non-interest Income — Non-interest income decreased $2.7 million to $11.9 million for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to a $1.6 million decrease in gain on the sale of securities, a $568 thousand decrease in insurance and advisory income, and a $796 thousand decrease in overdraft charges due to Regulation E which became effective in the third quarter of 2010 and generally prevents an institution from charging overdraft fees on certain automated transactions without prior customer consent.
Non-interest Expense — Non-interest expense increased $1.3 million to $63.3 million for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to a $5.1 million restructuring charge. This increase was partially offset by a $2.2 million decrease in salaries and benefits, an $881 thousand decrease in marketing expense, a $435 thousand decrease in printing and office supplies expense, and a $208 thousand decrease in utility expense as a result of the expense reduction initiatives implemented during the first quarter of 2011.
Income Taxes — The Company recorded an income tax benefit of $65 thousand for the six months ended June 30, 2011, reflecting an effective tax rate of 6.4%, compared to income tax expense of $3.8 million, reflecting an effective tax rate of 22.4%, for the same period in 2010. The difference was due to a decrease in income before income taxes of $15.9 million, to $1.0 million for the six months ended June 30, 2011, from income before income taxes of $16.9 million for the six months ended June 30, 2010. The decrease in income before income taxes for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to an increase in the provision for loan losses of $8.9 million, a restructuring charge of $5.1 million and a decrease in gains on the sale of investment securities of $1.6 million.

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
As of June 30, 2011, the Company had net deferred tax assets totaling $28.1 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

The following table summarizes average balances and average yields and costs for the six month periods ended June 30, 2011 and June 30, 2010:

	Six Months Ended June 30,			Six Months Ended June 30,
	2011			2010
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Trading Securities	4,489	26	1.19%	9,803	56	1.15%
Overnight Investments	277,760	349	0.25%	134,995	169	0.25%
Stock	22,038	5	0.04%	28,068	76	0.54%
Other Investment securities	1,433,399	20,834	2.91%	1,412,907	26,976	3.82%

Total Investment securities & O/N Inv	1,737,686	21,214	2.44%	1,585,773	27,277	3.44%

Loans:
Real estate loans
Residential	698,852	17,216	4.93%	662,369	17,896	5.40%
Non-residential	779,193	20,000	5.15%	783,422	19,677	5.04%

Total real estate	1,478,045	37,216	5.04%	1,445,791	37,573	5.20%
Business loans	368,393	10,142	5.52%	372,002	10,388	5.60%
Small Business loans	151,039	4,540	6.03%	160,403	4,782	5.98%

Total Business & Small Business loans	519,432	14,682	5.67%	532,405	15,170	5.71%

Total Business loans	1,298,625	34,682	5.35%	1,315,827	34,847	5.31%
Personal loans	772,817	19,538	5.10%	811,840	21,717	5.39%

Total loans, net of discount	2,770,294	71,436	5.18%	2,790,036	74,460	5.36%

Total interest earning assets	4,507,980	92,650	4.12%	4,375,809	101,737	4.66%

Non-interest earning assets	373,020			396,781

Total assets	4,881,000			4,772,590

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	717,995	2,442	0.69%	582,339	2,044	0.71%
Money market accounts	618,786	2,256	0.74%	632,574	2,560	0.82%
Demand deposits	413,822	489	0.24%	362,207	551	0.31%
Demand deposits — Municipals	987,274	4,136	0.85%	858,151	4,508	1.06%
Certificates of deposit	898,772	6,473	1.46%	894,203	8,227	1.87%

Total interest-bearing deposits	3,636,649	15,796	0.88%	3,329,474	17,890	1.09%

Borrowings	260,946	4,405	3.40%	413,925	8,398	4.09%

Total interest-bearing liabilities	3,897,595	20,201	1.05%	3,743,399	26,288	1.42%

Non-interest-bearing deposits	282,712			258,485
Other non-interest-bearing liabilities	84,088			122,173

Total liabilities	4,264,395			4,124,057

Total stockholders’ equity	616,605			648,533

Total liabilities and stockholders’ equity	4,881,000			4,772,590

Net interest income		72,449			75,449
Interest rate spread			3.07%			3.24%
Net interest margin			3.22%			3.45%
Average interest-earning assets to average interest-bearing liabilities			115.66%			116.89%

Asset Quality
At June 30, 2011, the Bank’s non-performing assets increased by $22.2 million to $162.6 million from $140.4 million at December 31, 2010. The ratio of non-performing assets to total assets increased to 3.45% at June 30, 2011 from 2.85% at December 31, 2010.

	June 30,	March 31,	December 31,	June 30,
	2011	2011	2010	2010
ASSET QUALITY INDICATORS:
Non-performing assets:
Non-accruing loans	$118,697	$120,102	$95,803	$68,555
Accruing loans past due 90 days or more*	25,173	25,112	27,932	44,768

Total non-performing loans**	$143,870	$145,214	$123,735	$113,323

Troubled debt restructurings	—	—	—	22,222
Real estate owned	18,740	16,449	16,694	10,720

Total non-performing assets	$162,610	$161,663	$140,429	$146,265

Non-performing loans to total loans	5.27%	5.23%	4.42%	4.03%
Non-performing loans to total assets	3.05%	2.96%	2.51%	2.32%
Non-performing assets to total assets	3.45%	3.30%	2.85%	3.00%
Non-performing assets less accruing loans past due 90 days or more to total assets	2.92%	2.79%	2.28%	2.08%

*	Includes $25.2 million, $25.1 million, $27.9 million and $24.8 million in government guaranteed student loans as of June 30, 2011, March 31, 2011, December 31, 2010 and June 30, 2010, respectively.

**	Includes $27.0 million, $27.7 million and $26.7 million of troubled debt restructured loans (TDRs) as of June 30, 2011, March 31, 2011 and December 31, 2010, respectively
The Bank places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any collateral deficiency of all loans is charged off at 90 days past due or when the Bank has confirmed there is a loss. Nonperforming consumer loans include $25.2 million and $27.9 million in government guaranteed student loans as of June 30, 2011 and December 31, 2010, respectively.
Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2011			December 31, 2010
	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial (including TDRs)	$1,275,450	$43,336	3.40%	$1,310,929	$38,496	2.94%
Residential	690,243	2,028	0.29%	698,722	1,884	0.27%
Consumer	763,899	5,384	0.70%	786,751	4,436	0.56%
Unallocated	—	550	—	—	550	—

Total	$2,729,592	$51,298	1.88%	$2,796,402	$45,366	1.62%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and allowances for each loan category based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in the Bank’s loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management’s estimation process.
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
Our credit officers and workout group identify and manage potential problem loans for our commercial loan portfolios. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the Bank’s commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). When credits are downgraded beyond a certain level, the Bank’s workout department becomes responsible for managing the credit risk.
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
When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $25.2 million in government guaranteed student loans at June 30, 2011.
Additionally, the Bank reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
Regardless of the extent of the Bank’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.
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
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $43.3 million at June 30, 2011 (3.4% of commercial loans) which increased from $38.5 million at December 31, 2010 (2.9% of commercial loans). The increase in the reserve balance was primarily driven by continued elevated charge-off trends as well as increases in delinquencies and classified loan levels during 2011. The increase in classified assets resulted in charge-offs in the amount of $14.5 million for our commercial loan portfolio during the six months ended June 30, 2011. We continue to charge off any collateral deficiency for non-performing loans once a loan is 90 days past due. As a result, the entire reserve balance at June 30, 2011 and December 31, 2010 consists of reserves against the pass rated and special mention commercial loans.

Residential Loans. The allowance for the residential loan estate portfolio increased $144 thousand to $2.0 million at June 30, 2011 from $1.9 million at December 31, 2010. During the six months ended June 30, 2011, charge-offs improved, while delinquencies continue to trend upward. The Company expects that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels. Therefore, we continued to build the reserve for the residential loan portfolio.
Consumer Loans. The allowance for the consumer loan portfolio increased $948 thousand to $5.4 million at June 30, 2011 from $4.4 million at December 31, 2010. The increase in the reserve balance is due to increases in delinquencies and continued elevated levels of actual charge-offs experienced in the consumer loan portfolio during the six months ended June 30, 2011. The allowance as a percentage of consumer loans was 0.7% at June 30, 2011 and 0.6% at December 31, 2010.
Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both June 30, 2011 and December 31, 2010. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $347.2 million. In addition, at June 30, 2011, our maximum borrowing capacity with the FHLB was $857.4 million. On June 30, 2011, we had $100.0 million of advances outstanding, $145.0 million of future dated advances outstanding and $80.6 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations. At June 30, 2011, we had $42.6 million in loan commitments outstanding, which consisted of $31.5 million and $11.1 million in commercial and consumer commitments to fund loans, respectively, $170.3 million in commercial and consumer unused lines of credit, and $27.3 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2011 totaled $604.2 million, or 66.5% of certificates of deposit, at June 30, 2011. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
The following table presents certain of our contractual obligations at June 30, 2011:

		Payments due by period
		Less than	One to	Six to	More than
(Dollars in thousands)	Total	One Year	Six Years	Five Years	Five Years
Commitments to fund loans	$42,599	$42,599	$—	$—	$—
Unused lines of credit	170,266	101,135			69,131
Standby letters of credit	27,293	27,293
Operating lease obligations	34,281	5,276	9,043	4,930	15,032

Total	$274,439	$176,303	$9,043	$4,930	$84,163

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
Capital Management — We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.
In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2011, approximately 86.4% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2011 approximately 7.8% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 1.3% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 4.5% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Credit Risk Management. The objective of the Company’s credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Company’s credit risk management strategy focuses on conservatism, diversification and monitoring. The Company believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure limits and conservative underwriting, documentation and collection standards. The Company’s credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and weekly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans less than $10.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure of $5.0 million or more must be approved by the Senior Loan Committee, which is comprised of senior Bank officers and five non-employee directors. All loans or lending relationships in excess of $5.0 million must be approved by the Senior Loan Committee of the Company’s Board. Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes six non-employee directors. Underwriting activities are centralized. The Credit Risk Review function, within Enterprise Risk Management, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Company’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company uses these assessments to promptly identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Company charges off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of a risk grading system. The enhanced risk rating system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in the Company’s homogenous commercial, residential and consumer loan portfolio.
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
During the second quarter of 2011, the Company entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $70.0 million and $75.0 million, respectively, at a fixed interest rate during the period April 2012 through April 2016 and the period March 2013 through March 2017, respectively, to replace existing borrowings that will mature during these periods. The purpose of these arrangements is to manage future interest rate volatility by locking into fixed borrowing rates. There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended June 30, 2011.
For the six months ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2011. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.
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

As of June 30, 2011:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)

Net Interest Income at Risk:
Net Interest Income	124,865	137,819	135,122
% change	(9.40%)		(1.96%)

Economic Value at Risk:
Equity	646,136	727,738	636,430
% change	(11.21%)		(12.55%)
As of June 30, 2011, based on the scenarios above, net interest income and economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment.
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
As of June 30, 2011, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.	Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of June 30, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2010. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2011.

			Total Number
			Of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	Per Share	Programs	Programs(1)

April 1-30, 2011	—	—	—	273,680
May 1-31, 2011	—	—	—	273,680
June 1-30, 2011	—	—	—	273,680

(1)
On September 22, 2008, the Company announced that, on September 18, 2008, its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 1,823,584 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

3.1		Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2		Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0		Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0		Section 1350 Certification

101.0	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 4, 2011	By:	/s/ Gerard P. Cuddy Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 4, 2011	By:	/s/ Thomas D. Cestare Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)