Form 10-Q
period 2011-09-30
Beneficial Mutual Bancorp Inc
filed 2011-11-03
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2011, there were 80,399,507 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 34,606,732 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$38,029	$33,778
Interest-bearing deposits	360,051	56,521

Total cash and cash equivalents	398,080	90,299

Trading securities	—	6,316

INVESTMENT SECURITIES:
Available-for-sale (amortized cost of $783,435 and $1,527,183 at September 30, 2011 and December 31, 2010, respectively)	814,857	1,541,991
Held-to-maturity (estimated fair value of $417,810 and $88,648 at September 30, 2011 and December 31, 2010, respectively)	414,319	86,609
Federal Home Loan Bank stock, at cost	19,929	23,244

Total investment securities	1,249,105	1,651,844

LOANS	2,687,415	2,796,402
Allowance for loan losses	(54,120)	(45,366)

Net loans	2,633,295	2,751,036

ACCRUED INTEREST RECEIVABLE	16,685	19,566

BANK PREMISES AND EQUIPMENT, Net	60,199	64,339

OTHER ASSETS
Goodwill	110,486	110,486
Bank owned life insurance	34,901	33,818
Other intangibles	14,244	16,919
Other assets	115,613	185,162

Total other assets	275,244	346,385

TOTAL ASSETS	$4,632,608	$4,929,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$276,035	$282,050
Interest-bearing deposits	3,325,662	3,660,254

Total deposits	3,601,697	3,942,304

Borrowed funds	250,330	273,317
Other liabilities	152,088	98,617

Total liabilities	4,004,115	4,314,238

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock — $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of September 30, 2011 and December 31, 2010	—	—
Common Stock — $.01 par value 300,000,000 shares authorized, 82,267,457 shares issued and 80,399,507 and 80,717,553 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	823	823
Additional paid-in capital	349,994	348,415
Unearned common stock held by employee stock ownership plan	(20,306)	(22,587)
Retained earnings (partially restricted)	309,391	304,232
Accumulated other comprehensive income (loss)	4,516	(1,882)
Treasury Stock at cost, 1,867,950 and 1,549,904 shares at September 30, 2011 and December 31, 2010, respectively	(15,925)	(13,454)

Total stockholders’ equity	628,493	615,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,632,608	$4,929,785

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$34,577	$35,480	$106,013	$109,940
Interest on overnight investments	254	151	603	321
Interest on trading securities	—	14	26	70
Interest and dividends on investment securities:
Taxable	8,286	10,497	27,210	35,146
Tax-exempt	849	1,150	2,764	3,552

Total interest income	43,966	47,292	136,616	149,029

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	1,562	2,556	6,187	7,616
Money market and savings deposits	2,300	2,441	6,998	7,045
Time deposits	3,173	3,395	9,646	11,621

Total	7,035	8,392	22,831	26,282
Interest on borrowed funds	2,100	3,810	6,506	12,208

Total interest expense	9,135	12,202	29,337	38,490

Net interest income	34,831	35,090	107,279	110,539

Provision for loan losses	9,000	51,050	29,000	62,200

Net interest income after provision for loan losses	25,831	(15,960)	78,279	48,339

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,898	1,944	6,102	6,716
Service charges and other income	4,205	3,387	11,368	11,076
Impairment charge on securities available-for-sale	—	(88)	—	(88)
Net gain on sale of investment securities	197	370	616	2,374
Trading securities profits	—	123	81	235

Total non-interest income	6,300	5,736	18,167	20,313

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,960	15,580	42,452	46,316
Occupancy expense	2,610	2,906	8,338	8,966
Depreciation, amortization and maintenance	2,165	2,443	6,556	6,859
Marketing expense	951	2,392	2,720	5,041
Intangible amortization expense	908	886	2,674	2,653
FDIC Insurance	1,055	1,361	4,314	4,065
Restructuring charge	—	—	5,058	—
Other	6,575	7,783	19,411	21,415

Total non-interest expense	28,224	33,351	91,523	95,315

Income (loss) before income taxes	3,907	(43,575)	4,923	(26,663)

Income tax expense (benefit)	(172)	(21,845)	(236)	(18,057)

NET INCOME (LOSS)	$4,079	$(21,730)	$5,159	$(8,606)

EARNINGS PER SHARE — Basic	$0.05	$(0.28)	$0.07	$(0.11)
EARNINGS PER SHARE — Diluted	$0.05	$(0.28)	$0.07	$(0.11)

Average common shares outstanding — Basic	77,132,264	77,541,313	77,077,506	77,721,359
Average common shares outstanding — Diluted	77,244,916	77,541,313	77,250,785	77,721,359
See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share amounts)

							Accumulated
	Number of		Additional	Common			Other	Total
	Shares	Common	Paid in	Stock held	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Issued	Stock	Capital	by KSOP	Earnings	Stock	Income (Loss)	Equity	Income

BALANCE, JANUARY 1, 2011	82,267,457	$823	$348,415	$(22,587)	$304,232	$(13,454)	$(1,882)	$615,547

Net Income					5,159			5,159	$5,159
KSOP shares committed to be released			(372)	2,281				1,909
Stock option expense			902					902
Restricted stock shares			1,049					1,049
Purchase of treasury stock						(2,471)		(2,471)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $6,597)							10,633	10,633	10,633
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $216)							(400)	(400)	(400)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax benefit of $1,266)							(3,835)	(3,835)	(3,835)

Total other comprehensive income									6,398

Comprehensive income									11,557

BALANCE, SEPTEMBER 30, 2011	82,267,457	$823	$349,994	$(20,306)	$309,391	$(15,925)	$4,516	$628,493

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$5,159	$(8,606)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,000	62,200
Depreciation and amortization	4,162	4,639
Intangible amortization	2,674	2,653
Net gain on sale of investments	(616)	(2,374)
Impairment of investments	—	88
Accretion of discount on investments	(1,200)	(1,372)
Amortization of premium on investments	376	422
Gain on sale of loans	(317)	—
Deferred income taxes	279	1,942
Net loss from disposition of premises and equipment	991	280
Other real estate impairment	56	1,080
Amortization of KSOP	1,908	2,328
Increase in bank owned life insurance	(1,083)	(1,107)
Stock based compensation expense	1,951	2,299
Changes in assets and liabilities that provided (used) cash:
Purchases of trading securities	(216,487)	(758,148)
Proceeds from sale of trading securities	223,546	789,895
Proceeds from sale of loans	16,211	—
Accrued interest receivable	2,881	892
Accrued interest payable	184	(904)
Income taxes payable (receivable)	5,545	(29,697)
Other liabilities	3,141	(30,718)
Other assets	6,232	(40,008)

Net cash provided by (used in) operating activities	84,593	(4,216)

INVESTING ACTIVITIES:
Loans originated or acquired	(362,346)	(470,837)
Principal repayment on loans	432,145	419,413
Purchases of investment securities available for sale	(130,390)	(946,015)
Proceeds from sales and maturities of investment securities available for sale	683,773	826,063
Purchases of investment securities held to maturity	(371,172)	(93,855)
Proceeds from sales, maturities, calls or repayments of investment securities held to maturity	371,800	53,145
Net (purchases) proceeds from sales of money market funds	(59,638)	2,457
Redemption of Federal Home Loan Bank stock	3,315	900
Proceeds from sale of other real estate owned	710	2,475
Purchases of premises and equipment	(1,565)	(10,350)
Proceeds from sale of premises and equipment	—	880
Cash used in other investing activities	(280)	(442)

Net cash provided by (used in) in investing activities	566,352	(216,166)

FINANCING ACTIVITIES:
Net decrease in borrowed funds	(22,987)	(86,737)
Net (decrease) increase in checking, savings and demand accounts	(309,754)	429,228
Net decrease in time deposits	(7,952)	(80,726)
Proceeds from stock issuance	—	13
Purchase of treasury stock	(2,471)	(4,987)

Net cash (used in) provided by financing activities	(343,164)	256,791

NET INCREASE IN CASH AND CASH EQUIVALENTS	307,781	36,409
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,299	179,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$398,080	$216,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$22,647	$27,173
Cash payments for income taxes	—	9,715
Transfers of loans to other real estate owned	3,049	9,695
Transfers of bank branches to other real estate	—	2,207
Transfers of bank branches to fixed assets held for sale	553	—
Securities purchased and not yet settled	77,290	—
See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 11, 2011. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other period.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are as follows: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 720 for Segment Reporting.
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

NOTE 2 — NATURE OF OPERATIONS
The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision (the “OTS”), which previously served as the Company’s and the Mutual Holding Company’s primary federal regulator, was eliminated on July 21, 2011. As a result of the elimination of the OTS, savings and loan holding companies, such as the Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The deposits of the Bank are insured by the Deposit Insurance Fund of the FDIC.
NOTE 3 — EARNINGS PER SHARE
The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share amounts)	2011	2010	2011	2010

Basic and diluted earnings per share:
Net income	$4,079	$(21,730)	$5,159	$(8,606)
Basic average common shares outstanding	77,132,264	77,541,313	77,077,506	77,721,359
Effect of dilutive securities	112,652	—	173,279	—

Dilutive average shares outstanding	77,244,916	77,541,313	77,250,785	77,721,359
Net earnings per share
Basic	$0.05	$(0.28)	$0.07	$(0.11)
Diluted	$0.05	$(0.28)	$0.07	$(0.11)
For the three and nine months ended September 30, 2011, there were 2,088,510 outstanding options and 327,500 and 0 restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation. For the three and nine months ended September 30, 2010, there were 2,028,100 and 0 outstanding options and 188,500 and 2,500 restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation. See Note 12 for further discussion of stock grants.

NOTE 4 — INVESTMENT SECURITIES
The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$2,477	$—	$99	$2,378
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	20,025	26	—	20,051
GNMA guaranteed mortgage certificates	8,054	274	—	8,328
Collateralized mortgage obligations	193,748	2,285	239	195,794
Other mortgage-backed securities	384,987	27,953	—	412,940
Municipal bonds	87,639	3,351	7	90,983
Pooled trust preferred securities	15,743	—	2,098	13,645
Money market fund	70,762	2	26	70,738

Total	$783,435	$33,891	$2,469	$814,857

	September 30, 2011
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$602	$—	$28	$574
Other mortgage-backed securities	342,558	3,198	195	345,561
Collateralized mortgage obligations	56,092	307	—	56,399
Municipal bonds	14,567	209	—	14,776
Foreign bonds	500	—	—	500

Total	$414,319	$3,714	$223	$417,810

	December 31, 2010
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$3,029	$206	$—	$3,235
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	840,011	428	12,544	827,895
GNMA guaranteed mortgage certificates	8,776	213	—	8,989
Collateralized mortgage obligations	89,047	2,421	8	91,460
Other mortgage-backed securities	459,139	26,318	—	485,457
Municipal bonds	99,069	1,040	977	99,132
Pooled trust preferred securities	16,989	3	2,470	14,522
Money market fund	11,123	187	9	11,301

Total	$1,527,183	$30,816	$16,008	$1,541,991

	December 31, 2010
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$639	$—	$30	$609
Other mortgage-backed securities	30,876	2,067	—	32,943
Municipal bonds	54,594	59	58	54,595
Foreign bonds	500	1	—	501

Total	$86,609	$2,127	$88	$88,648

During the nine months ended September 30, 2011, the Bank sold $310.4 million of government-sponsored enterprises (“GSE”) securities and $10.1 million of mortgage-backed securities (“MBS securities”) that resulted in a net gain of $431 thousand. The sale of these lower rate, longer term securities was driven by management’s repositioning of the Bank’s balance sheet to improve profitability, interest rate risk, and our capital position.
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
The Company reviewed its portfolio for the quarter ended September 30, 2011, and with respect to debt and equity securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.
The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $2.1 million related to its pooled trust preferred securities as of September 30, 2011 compared to an unrealized loss of $2.5 million at December 31, 2010. Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.
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

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for pooled trust preferred securities for the nine months ended September 30, 2011:

Nine Months Ended
September 30, 2011
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100%
One pooled trust preferred security, Trapeza 2003-4A Class A1A, was rated Aa3 by Moody’s and BB+ by Standard & Poor’s, which represents a rating of below investment grade. At September 30, 2011, the book value of the security totaled $8.7 million and the fair value totaled $8.2 million, representing an unrealized loss of $0.5 million, or 5.8%. At September 30, 2011, there were a total of 29 banks currently performing of the 39 remaining banks in the security pool. A total of 18.2%, or $59.0 million, of the current collateral of $323.6 million has defaulted and 11.7%, or $38.0 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in September 2011, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.8% of defaults from the remaining performing collateral of $226.6 million. Excess subordination for the Trapeza 2003-4A Class A1A security represents 61.9% of the remaining performing collateral. The excess subordination of 61.9% is calculated by taking the remaining performing collateral of $226.6 million, subtracting the Class A-1 or senior tranche balance of $86.3 million and dividing this result, $140.3 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.
The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and CCC- by Standard & Poor’s, which represents a rating of below investment grade. At September 30, 2011, the book value of the security totaled $7.0 million and the fair value totaled $5.4 million, representing an unrealized loss of $1.6 million, or 22.6%. At September 30, 2011, there were a total of 30 banks currently performing of the 42 remaining banks in the security pool. A total of 16.7%, or $35.0 million, of the current collateral of $209.7 million has defaulted and 12.5%, or $26.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in November 2011, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.1% of defaults from the remaining performing collateral of $148.5 million. Excess subordination for the US Capital Fund III A-1 security represents 44.5% of the remaining performing collateral. The excess subordination of 44.5% is calculated by taking the remaining performing collateral of $148.5 million, subtracting the Class A-1 or senior tranche balance of $82.4 million and dividing this result, $66.1 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.

The following table provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	At September 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$—	$—	$104	$—	$104	$—
Mortgage-backed securities	106,930	195	574	28	107,504	223
Municipal and other bonds	933	5	1,205	2	2,138	7
Pooled trust preferred securities	—	—	13,642	2,098	13,642	2,098
Collateralized mortgage obligations	130,189	236	118	3	130,307	239

Subtotal, debt securities	238,052	436	15,643	2,131	253,695	2,567
Equity securities	2,378	99	—	—	2,378	99
Mutual fund	1,195	26	—	—	1,195	26

Total temporarily impaired securities	$241,625	$561	$15,643	$2,131	$257,268	$2,692

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GSE and Agency Notes	$692,008	$12,544	$—	$—	$692,008	$12,544
Mortgage-backed securities	—	—	608	30	608	30
Municipal and other bonds	82,066	946	1,119	89	83,185	1,035
Pooled trust preferred securities	—	—	14,188	2,470	14,188	2,470
Collateralized mortgage obligations	500	3	163	5	663	8

Subtotal, debt securities	774,574	13,493	16,078	2,594	790,652	16,087
Mutual fund	304	9	—	—	304	9

Total temporarily impaired securities	$774,878	$13,502	$16,078	$2,594	$790,956	$16,096

The following table sets forth the stated maturities of the investment securities at September 30, 2011 and December 31, 2010. Mutual funds, money market funds and equity securities are not included in the table based on lack of maturity.

	September 30, 2011		December 31, 2010
	Book	Estimated	Book	Estimated
(Dollars are in thousands)	Value	Fair Value	Value	Fair Value
Available-for-sale:
Due in one year or less	$3,710	$3,762	$2,393	$2,406
Due after one year through five years	10,051	10,482	151,758	152,430
Due after five years through ten years	212,177	214,971	776,999	766,453
Due after ten years	91,217	91,259	114,279	112,033
Mortgage-backed securities	393,041	421,267	467,915	494,446

Total	$710,196	$741,741	$1,513,344	$1,527,768

Held-to-maturity:
Due in one year or less	$12,302	$12,389	$52,214	$52,196
Due after one year through five years	2,135	2,184	2,130	2,136
Due after five years through ten years	56,722	57,101	625	636
Due after ten years	—	—	125	128
Mortgage-backed securities	343,160	346,136	31,515	33,552

Total	$414,319	$417,810	$86,609	$88,648

At September 30, 2011 and December 31, 2010, $521.6 million and $863.4 million, respectively, of securities were pledged to secure municipal deposits. At September 30, 2011 and December 31, 2010, the Company had $139.6 million and $153.4 million, respectively, of securities pledged as collateral on secured borrowings. At September 30, 2011 and December 31, 2010, the Company also pledged $235 thousand and $3.4 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.
At September 30, 2011 and December 31, 2010, the Company held stock in the FHLB of Pittsburgh totaling $19.9 million and $23.2 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at September 30, 2011 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 5 — LOANS
Major classifications of loans at September 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial:
Commercial real estate	$568,907	$600,734
Commercial business loans	434,646	441,881
Commercial construction	261,626	268,314

Total Commercial	1,265,179	1,310,929

Residential
Residential real estate	665,155	687,565
Residential construction	5,863	11,157

Total real estate loans	671,018	698,722

Consumer loans:
Home equity	276,667	288,875
Personal	78,746	94,036
Education	238,594	249,696
Automobile	157,211	154,144

Total consumer loans	751,218	786,751

Total loans	2,687,415	2,796,402

Allowance for losses	(54,120)	(45,366)

Loans, net	$2,633,295	$2,751,036

Included in the balance of residential loans are $3.7 million of loans held for sale at September 30, 2011. As of December 31, 2010, the Bank did not have any loans held for sale. These loans are carried at estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the nine months ended September 30, 2011, the Bank sold residential mortgage loans with an unpaid principal balance of $13.4 million and recognized a pre-tax gain of $157 thousand, which was recorded in non-interest income as a component of service charges and other income. The Bank retained the related mortgage servicing rights and receives a 25 basis point servicing fee. The Bank had no loan sales during 2010.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the adequacy of the allowance for loan losses balance on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral deficiency on all loans at 90 days past due and, as a result, no specific valuation allowance was maintained at September 30, 2011 or December 31, 2010.

The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010, is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(In thousands)	2011	2010	2010

Balance, beginning of year	$45,366	$45,855	$45,855
Provision for loan losses	29,000	62,200	70,200
Charge-offs	(23,622)	(63,732)	(71,642)
Recoveries	3,376	636	953

Balance, end of period	$54,120	$44,959	$45,366

The following tables set forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2011 and for the year ended December 31, 2010:

September 30, 2011
(Dollars in thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
						Home
						Equity &
	Real			Real		Equity				Not
	Estate	Business	Construction	Estate	Construction	Lines	Personal	Education	Auto	Allocated	Total
Allowance for credit losses:
Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	5,896	3,243	11,479	273	36	567	1,104	109	915	—	23,622
Recoveries	557	924	876	—	—	353	235	—	431	—	3,376
Provision	6,772	3,000	16,093	209	129	256	1,560	148	833	—	29,000

Allowance ending balance	$16,226	$15,088	$14,786	$1,790	$123	$2,178	$1,668	$336	$1,375	$550	$54,120

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	16,226	15,088	14,786	1,790	123	2,178	1,668	336	1,375	550	54,120

Total Allowance	$16,226	$15,088	$14,786	$1,790	$123	$2,178	$1,668	$336	$1,375	$550	$54,120

Financing receivable:
Ending balance
Individually evaluated for impairment	$36,589	$26,457	$48,302	$14,441	$1,967	$648	$774	$—	$62	$—	$129,420
Collectively evaluated for impairment	532,318	408,189	213,324	650,714	3,896	276,019	77,972	238,594	157,149	—	2,558,175

Total Portfolio	$568,907	$434,646	$261,626	$665,155	$5,863	$276,667	$78,746	$238,594	$157,211	$—	$2,687,415

December 31, 2010
(Dollars in
thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
						Home
						Equity &
	Real			Real		Lines of				Not
	Estate	Business	Construction	Estate	Construction	Credit	Personal	Education	Auto	Allocated	Total
Allowance for credit losses:

Beginning balance	$9,842	$20,515	$4,344	$5,460	$97	$2,169	$1,041	$903	$1,484	$—	$45,855
Charge-offs	22,210	14,505	29,631	918	—	2,106	984	198	1,090	—	71,642
Recoveries	162	171	—	2	—	71	208	—	339	—	953
Provision	26,999	8,226	34,583	(2,690)	(67)	2,002	712	(408)	293	550	70,200

Allowance ending balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	14,793	14,407	9,296	1,854	30	2,136	977	297	1,026	550	45,366

Total Allowance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,769	$21,634	$31,519	$13,414	$308	$—	$89	$—	$70	$—	$95,803
Collectively evaluated for impairment	571,965	420,247	236,795	674,151	10,849	288,875	93,947	249,696	154,074	—	2,700,599

Total Portfolio	$600,734	$441,881	$268,314	$687,565	$11,157	$288,875	$94,036	$249,696	$154,144	$—	$2,796,402

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
A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the bank’s position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in one classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral deficiency on all loans classified as substandard. In all cases, loans are placed on nonaccrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.
The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2011 and December 31, 2010:
Commercial and Residential Loans
Credit Risk Internally Assigned
(Dollars in thousands)

	September 30, 2011
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$521,242	91%	$376,042	87%	$195,675	74%	$650,714	98%	$3,896	66%	$1,747,569	90%
Special Mention	11,076	2%	32,147	7%	17,649	7%	—	—%	—	—%	60,872	3%
Substandard	26,762	5%	22,459	5%	33,040	13%	14,441	2%	1,967	34%	98,669	5%
Doubtful	9,827	2%	3,998	1%	15,262	6%	—	—%	—	—%	29,087	2%

Total	$568,907	100%	$434,646	100%	$261,626	100%	$665,155	100%	$5,863	100%	$1,936,197	100%

	December 31, 2010
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$558,679	93%	$408,148	92%	$204,824	76%	$674,151	98%	$10,849	97%	$1,856,651	92%
Special Mention	6,375	1%	9,557	2%	26,711	10%	—	—%	—	—%	42,643	2%
Substandard	26,044	4%	21,794	5%	19,996	8%	13,414	2%	106	1%	81,354	4%
Doubtful	9,636	2%	2,382	1%	16,783	6%	—	—%	202	2%	29,003	2%

Total	$600,734	100%	$441,881	100%	$268,314	100%	$687,565	100%	$11,157	100%	$2,009,651	100%

The increase in substandard loans from December 31, 2010 is primarily driven by commercial construction and residential loans. We have assessed the value of the collateral supporting these loans and recorded a charge-off if the carrying amount of the loan exceeded the fair value of the collateral.

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged off when they become 90 days delinquent with the exception of education loans which are guaranteed by the government. The following tables set forth the consumer loan risk profile based on payment activity at September 30, 2011 and December 31, 2010:
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
(Dollars in thousands)

	September 30, 2011
	Home Equity &
	Lines of Credit		Personal		Education		Auto		Total
Performing	$276,019	100%	$77,972	99%	$213,079	89%	$157,149	100%	$724,219	96%
Nonperforming	648	—%	774	1%	25,515	11%	62	—%	26,999	4%

Total	$276,667	100%	$78,746	100%	$238,594	100%	$157,211	100%	$751,218	100%

	December 31, 2010
	Home Equity &
	Lines of Credit		Personal		Education		Auto		Total
Performing	$288,875	100%	$93,947	100%	$221,808	89%	$154,074	100%	$758,704	96%
Nonperforming	—	—%	89	—%	27,888	11%	70	—%	28,047	4%

Total	$288,875	100%	$94,036	100%	$249,696	100%	$154,144	100%	$786,751	100%

Loan Delinquencies and Non-accrual Loans
The Company monitors the past due and non-accrual status of loans in determining the loss classification, impairment status and in determining the allowance for loan losses. Generally, all loans past due 90 days are put on non-accrual status. Education loans greater than 90 days delinquent continue to accrue interest as they are government guaranteed.
Once a loan has been put on non-accrual status, it will only be put back on accruing status when the following criteria are met: (1) the ultimate collectability of all amounts contractually due on the loan being considered for accrual status are not in doubt; and (2) there is a period of satisfactory payment performance by the borrower. Generally, a period of satisfactory payment performance by the borrower is at least six months for a monthly amortizing loan; but could be a longer period of time depending on the facts and circumstances, including the value of the loan collateral and consideration of guarantees. For loans in which the principal amortization schedule is extended or where interest payments are deferred and capitalized; the period of satisfactory payment performance is assessed in detail as the six month period noted above will most likely not be long enough to support placing the loan back on accruing status.

The following tables provide information about delinquent and non-accrual loans in our portfolio at the dates indicated:
Aged Analysis of Past Due and Non-accrual Financing Receivables
As of September 30, 2011

	30-59		60-89		> 90								Recorded Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$2,152	7%	$1,166	7%	$22,685	21%	$26,003	16%	$542,904	22%	$568,907	21%	$—	$33,373	28%
Commercial business loans	1,997	6%	2,364	14%	13,740	12%	18,101	12%	416,545	16%	434,646	16%	—	25,303	21%
Commercial construction	2,852	9%	—	—%	37,215	34%	40,067	25%	221,559	9%	261,626	10%	—	42,332	36%

Total commercial	$7,001	22%	$3,530	21%	$73,640	67%	$84,171	53%	$1,181,008	47%	$1,265,179	47%	$—	$101,008	85%

Residential:
Residential real estate	$3,015	9%	$405	3%	$8,399	7%	$11,819	8%	$653,336	26%	$665,155	25%	$—	$14,441	12%
Residential construction	—	—%	—	—%	1,968	2%	1,968	1%	3,895	—%	5,863	—%	—	1,968	2%

Total residential	$3,015	9%	$405	3%	$10,367	9%	$13,787	9%	$657,231	26%	$671,018	25%	$—	$16,409	14%

Consumer loans:
Home equity & lines of credit	$1,448	5%	$350	2%	$461	—%	$2,259	1%	$274,408	11%	$276,667	10%	$—	$647	—%
Personal	651	2%	193	1%	664	1%	1,508	1%	77,238	3%	78,746	3%	—	774	1%
Education	18,086	56%	11,889	72%	25,515	23%	55,490	35%	183,104	7%	238,594	9%	25,515	—	—%
Automobile	2,030	6%	168	1%	—	—%	2,198	1%	155,013	6%	157,211	6%	—	63	—%

Total consumer	$22,215	69%	$12,600	76%	$26,640	24%	$61,455	38%	$689,763	27%	$751,218	28%	$25,515	$1,484	1%

Total	$32,231	100%	$16,535	100%	$110,647	100%	$159,413	100%	$2,528,002	100%	$2,687,415	100%	$25,515	$118,901	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables
As of December 30, 2010

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$2,243	6%	$520	3%	$16,158	22%	$18,921	15%	$581,813	22%	$600,734	21%	$—	$28,769	30%
Commercial business loans	4,810	13%	246	1%	6,712	9%	11,768	9%	430,113	16%	441,881	16%	—	21,634	23%
Commercial construction	4,706	13%	1,581	10%	14,110	19%	20,397	16%	247,917	9%	268,314	10%	—	31,519	33%

Total commercial	$11,759	32%	$2,347	14%	$36,980	50%	$51,086	40%	$1,259,843	47%	$1,310,929	47%	$—	$81,922	86%

Residential:
Residential real estate	$5,619	15%	$1,850	11%	$8,522	12%	$15,991	13%	$671,574	25%	$687,565	25%	$44	$13,414	14%
Residential construction	—	—%	—	—%	308	—%	308	—%	10,849	—%	11,157	—%	—	308	—%

Total residential	$5,619	15%	$1,850	11%	$8,830	12%	$16,299	13%	$682,423	25%	$698,722	25%	$44	$13,722	14%

Consumer loans:
Home equity & lines of credit	$906	2%	$100	1%	$—	—%	$1,006	1%	$287,869	11%	$288,875	10%	$—	$—	—%
Personal	1,064	3%	247	2%	8	—%	1,319	1%	92,717	4%	94,036	3%	—	89	—%
Education	16,156	44%	11,229	70%	27,888	38%	55,273	44%	194,423	7%	249,696	9%	27,888	—	—%
Automobile	1,537	4%	315	2%	—	—%	1,852	1%	152,292	6%	154,144	6%	—	70	—%

Total consumer	$19,663	53%	$11,891	75%	$27,896	38%	$59,450	47%	$727,301	28%	$786,751	28%	$27,888	$159	—%

Total	$37,041	100%	$16,088	100%	$73,706	100%	$126,835	100%	$2,669,567	100%	$2,796,402	100%	$27,932	$95,803	100%

Troubled Debt Restructured Loans
The Company determines whether a restructuring of debt constitutes a troubled debt restructuring in accordance with guidance under FASB ASC Topic 310 — Receivables. The Company considers a loan a troubled debt restructuring (“TDR”) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was a result of a customer retention program.
The Bank had 38 loans totaling $26.5 million and 36 loans totaling $26.7 million whose terms were modified in a manner that met the criteria for a TDR as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, 13 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $10.4 million, 10 were commercial business loans with an aggregate outstanding balance of $10.0 million, one loan was a commercial construction loan with an outstanding balance of $4.0 and the remaining 14 loans were residential real estate loans with an aggregate outstanding balance of $2.1 million.
The Company does not restructure troubled consumer loans, thus all TDRs relate to commercial and residential loans. The following table summarizes information about TDRs as of and for the nine months ended September 30, 2011:

	At or For the Nine Months Ended
	September 30, 2011
(Dollars in thousands, except number of loans)	No. of Loans	Balance

Loans modified during the period in a manner that met the definition of a TDR	4	$1,801
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	43
Temporary reduction in interest rate	1	60
Deferral of interest due	2	1,698
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	4	1,801
Aggregate principal charge-off recognized on TDRs outstanding at period end*	12	5,436
Outstanding principal balance at period end	38	26,546
TDRs that re-defaulted subsequent to being modified in the past twelve months	—	—

*	Aggregate principal charge-offs recognized on TDRs outstanding at period end since origination.
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

Components of Impaired Loans

						Interest
						Income
		Unpaid		Average	Interest	Recognized
Year to date September 30, 2011	Recorded	Principal	Related	Recorded	Income	Using Cash
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized*	Basis
Impaired loans with no related specific allowance recorded:

Commercial Real Estate	$33,373	$46,337	$—	$30,246	$159	$—
Commercial Business	25,303	32,004	—	24,751	43	—
Commercial Construction	42,332	69,031	—	42,052	122	—
Residential Real Estate	14,441	14,991	—	15,367	5	—
Residential Construction	1,968	2,066	—	741	13	—
Home Equity and Lines of Credit	647	647	—	380	7	—
Personal	774	912	—	562	7	—
Auto	63	63	—	106	3	—

Total Impaired Loans:	$118,901	$166,051	$—	$114,205	$359	$—

Commercial	101,008	147,372	—	97,049	324	—
Residential	16,409	17,057	—	16,108	18	—
Consumer	1,484	1,622	—	1,048	17	—

Total	$118,901	$166,051	$—	$114,205	$359	$—

						Interest
						Income
For the year ended		Unpaid		Average	Interest	Recognized
December 31, 2010	Recorded	Principal	Related	Recorded	Income	Using Cash
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized*	Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$28,769	$50,044	$—	$29,028	$6	$795
Commercial Business	21,634	32,114	—	13,870	—	71
Commercial Construction	31,519	61,150	—	33,946	—	—
Residential Real Estate	13,414	13,823	—	3,745	—	—
Residential Construction	308	722	—	302	—	—
Consumer Personal	159	159	—	339	—	—

Total Impaired Loans:	$95,803	$158,012	$—	$81,230	$6	$866

Commercial	81,922	143,308	—	76,844	6	866
Residential	13,722	14,545	—	4,047	—	—
Consumer	159	159	—	339	—	—

Total	$95,803	$158,012	$—	$81,230	$6	$866

*	Amounts represent interest income recognized on impaired loans during the year prior to impaired status.

The Company charged off the collateral deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at September 30, 2011.

	For the Nine Months Ended		For the Year Ended
Analysis of Impaired Loans	September 30,	September 30,	December 31,
(Dollars in thousands)	2011	2010	2010

Average impaired loans	$114,205	$77,005	$81,230
Interest income recognized on impaired loans	359	6	6
Cash basis interest income recognized on impaired loans	—	866	866
Interest income that would have been recorded for the nine months ended September 30, 2011, had impaired loans been current according to their original terms, amounted to approximately $6.0 million.
Nonperforming loans (which includes nonaccrual loans and loans past due 90 days or more and still accruing) at September 30, 2011 and 2010 amounted to approximately $144.4 million and $116.3 million, respectively, and included $25.5 million and $26.6 million in guaranteed student loans, respectively. As of September 30, 2011, all impaired loans greater than 90 days delinquent are on a nonaccrual status and all payments are applied to principal.
The Bank pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At September 30, 2011 and December 31, 2010, loans in the amount of $839.0 million and $619.1 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.
NOTE 6 — OTHER ASSETS
The following table provides selected information on other assets at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Investments in affordable housing and other partnerships	$17,808	$20,378
Cash surrender value of life insurance	18,989	18,629
Prepaid assets	12,285	15,873
Net deferred tax assets	26,534	31,928
Other real estate	19,058	16,694
Accounts receivable — ACH	—	22,901
Accounts receivable — trading securities	—	31,127
Fixed assets held for sale	3,627	3,074
Mortgage servicing rights	207	219
All other assets	17,105	24,339

Total other assets	$115,613	$185,162

During the nine months ended September 30, 2011, the Company determined that five Bank branches would be consolidated into existing branch locations. As a result, there were two owned branches that were transferred to fixed assets held for sale at their fair market value, less costs to sell of $553 thousand, and a loss of $947 thousand was recorded as part of the restructuring charge in non-interest expense for the nine months ended September 30, 2011.
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

NOTE 7 — DEPOSITS
Deposits at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Non-interest bearing deposits	$276,035	$282,050
Interest earning checking accounts	457,315	420,873
Municipal checking accounts	702,667	1,072,574
Money market accounts	574,361	622,050
Savings accounts	751,144	696,629
Time deposits	840,175	848,128

Total deposits	$3,601,697	$3,942,304

NOTE 8 — BORROWED FUNDS
Borrowed funds at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
FHLB advances	$100,000	$113,000
Repurchase agreements	125,000	135,000
Statutory trust debenture	25,330	25,317

Total borrowed funds	$250,330	$273,317

The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At September 30, 2011 and December 31, 2010, loans in the amount of $839.0 million and $619.1 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia. At September 30, 2011 and December 31, 2010, the Company had $139.6 million and $153.4 million, respectively, of securities pledged as collateral on secured borrowings. At September 30, 2011 and December 31, 2010, the Company also pledged $235 thousand and $3.4 million, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2011 and December 31, 2010, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2011 and December 31, 2010, the Bank is considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.
The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:
(Dollars in thousands)

			To Be Well Capitalized
			Under Prompt Corrective
	Actual		Action Provisions
	Capital		Capital
	Amount	Ratio	Amount	Ratio

As of September 30, 2011:
Tier 1 Capital (to average assets)	$445,576	9.70%	$229,791	5.00%
Tier 1 Capital (to risk weighted assets)	445,576	17.67%	151,314	6.00%
Total Capital (to risk weighted assets)	477,382	18.93%	252,189	10.00%

As of December 31, 2010:
Tier 1 Capital (to average assets)	$432,374	8.89%	$243,200	5.00%
Tier 1 Capital (to risk weighted assets)	432,374	15.69%	165,300	6.00%
Total Capital (to risk weighted assets)	467,051	16.95%	275,600	10.00%
NOTE 10 — INCOME TAXES
For the nine months ended September 30, 2011, the Company recorded an income tax benefit of $236 thousand, for an effective tax rate of 4.8%, compared to an income tax benefit of $18.1 million, for an effective tax rate of 67.7%, for the same period in 2010. The difference was due to an increase in income before income taxes of $31.6 million, to $4.9 million for the nine months ended September 30, 2011, from a net loss before income taxes of $26.7 million for the nine months ended September 30, 2010. The increase in income before income taxes for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to a decrease in the provision for loan losses of $33.2 million, which was partially offset by a restructuring charge of $5.1 million and a decrease in gains on the sale of investment securities of $1.8 million.
The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on low income housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits increased (reduced) the effective tax rates by (20.1%), 3.6% and (30.9%) in the effective income tax rate calculation for 2011, respectively, and (9.5%), (8.1%), and (10.5%) for 2010, respectively.
As of September 30, 2011, the Company’s net deferred tax assets were $26.5 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments, and management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of September 30, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.

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
The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$59	$53
Interest Cost	954	965	347	332
Expected return on plan assets	(1,026)	(928)	—	—
Amortization of loss (gain)	238	215	67	(2)
Amortization of prior service cost	—	—	37	47
Amortization of transition obligation	—	—	41	41

Net periodic pension cost	$166	$252	$551	$471

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$179	$160
Interest Cost	2,863	2,894	1,041	997
Expected return on plan assets	(3,079)	(2,782)	—	—
Amortization of loss (gain)	712	644	201	(6)
Amortization of prior service cost	—	—	110	140
Amortization of transition obligation	—	—	123	123

Net periodic pension cost	$496	$756	$1,654	$1,414

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
The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2011, 334,600 shares were fully vested and 200,500 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.
Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine months ended September 30, 2011 was $586 thousand and $1.0 million, respectively, compared to $517 thousand and $1.3 million for the three and nine months ended September 30, 2010, respectively.
The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2011:

		Weighted
	Number of	Average
Summary of Non-vested Stock Award Activity	Shares	Grant Price

Non-vested Stock Awards outstanding, January 1, 2011	837,500	$11.00
Issued	175,500	8.38
Vested	(204,600)	11.68
Forfeited	(116,500)	10.95

Non-vested Stock Awards outstanding, September 30, 2011	691,900	$10.14

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2010:

		Weighted
	Number of	Average
Summary of Non-vested Stock Award Activity	Shares	Grant Price

Non-vested Stock Awards outstanding, January 1, 2010	836,500	$11.28
Issued	153,000	9.70
Vested	(68,000)	11.55
Forfeited	(82,500)	11.00

Non-vested Stock Awards outstanding, September 30, 2010	839,000	$11.00

The fair value of the 204,600 shares vested during the nine months ended September 30, 2011 was $1.6 million. The fair value of the 68,000 awards vested during the nine months ending September 30, 2010 was $676 thousand.
The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2011, the Company granted 352,000 options compared to 279,100 options during the same period ended September 30, 2010. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $355 thousand and $902 thousand for the three and nine months ended September 30, 2011, respectively, compared to $362 thousand and $1.0 million for the three and nine months ended September 30, 2010, respectively.
A summary of option activity as of September 30, 2011 and changes during the nine month period is presented below:

		Weighted Exercise
	Number of Options	Price per Shares

January 1, 2011	2,001,950	$11.21
Granted	352,000	8.38
Exercised	—	—
Forfeited	(166,480)	11.08
Expired	(98,960)	11.35

September 30, 2011	2,088,510	$10.74

A summary of option activity as of September 30, 2010 and changes during the nine month period is presented below:

		Weighted Exercise
	Number of Options	Price per Shares
January 1, 2010	1,922,250	$11.44
Granted	279,100	9.70
Exercised	(1,500)	8.35
Forfeited	(141,650)	11.33
Expired	(27,800)	9.66

September 30, 2010	2,030,400	$11.21

The weighted average remaining contractual term was approximately 7.55 years for options outstanding as of September 30, 2011. Exercisable options totaled 916,850 and 673,850 at September 30, 2011 and 2010, respectively.

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Weighted average fair value of options granted	$3.29	$3.56
Weighted average risk-free rate of return	2.17%	2.98%
Weighted average expected option life in months	78	78
Weighted average expected volatility	35.18%	29.86%
Expected dividends	$—	$—
As of September 30, 2011, there was $3.6 million of total unrecognized compensation cost related to options and $5.6 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of September 30, 2010, there was $4.2 million in unrecognized compensation cost related to options and $7.0 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.00 and 3.23 years as of September 30, 2011 and September 30, 2010, respectively. The average weighted lives for the stock award expense were 2.99 and 3.33 years at September 30, 2011 and September 30, 2010, respectively.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
At September 30, 2011 and December 31, 2010, the Company had outstanding commitments to make loans aggregating approximately $82.7 million and $107.2 million, respectively, and commitments to customers on available lines of credit of $161.4 million and $176.8 million, respectively, at competitive rates. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. We have a reserve for our commitments and contingencies of $400 thousand and $432 thousand at September 30, 2011 and December 31, 2010, respectively.
In April 2011, we were notified of a lawsuit that was filed with the Court of Common Pleas of Philadelphia County against the Bank related to the notices that we issue to customers in connection with automobile repossessions. Pennsylvania law requires parties who use self-help repossession to provide consumers with a proper repossession and redemption notice shortly after repossession (the “Repo Notice”) and a deficiency notice (the “Deficiency Notice”) shortly after sale. The plaintiff is alleging that Beneficial’s Repo Notice and Deficiency Notice fail to comply with Pennsylvania law. In October 2011, we were notified by the plaintiff’s counsel of a proposed settlement amount of $3.7 million. We believe that we have valid defenses to the plaintiff’s suit. We believe that a loss is reasonably possible in the future but are not able to estimate a loss related to this claim at this time.

Aside from the litigation discussed above, the Company is also involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.
NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued. The Company plans to early adopt the amendments of this update during the fourth quarter of 2011. The Company does not anticipate any material impact to the financial statements related to this guidance.
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
Also in April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. This update is intended to facilitate a more consistent application of U.S. GAAP for debt restructurings. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of the adoption. For the quarter ended September 30, 2011, the Company has adopted the amendments in this update. See Note 5 — Loans.
In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about trouble debt restructuring in Update No. 2010-20, Receivables (Topic 310): Disclosures about the Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes trouble debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in ASU 2011-01 is effective January 19, 2011 and relates to ASU 2010-20 as reported in the third quarter of 2010 accounting pronouncements and outlined below. The provisions of the guidance are included in Note 5 — Loans.
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

In July 2010, the FASB issued ASU 2010-20 “Receivables” (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” As a result of this update the financial statements will provide greater transparency about the entity’s allowance for credit losses and the credit quality of its financing receivables. This update affects any entity with financing receivables, excluding short term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. Traditional banking institutions, such as the Bank, that currently measure a large number of financing receivables at amortized cost will be affected to a greater extent than brokers and dealers in securities and investment companies that currently measure most financing receivables at fair value. This guidance will impact the Company’s interim and annual reporting, as this amendment is effective for reporting periods ending on or after December 15, 2010 and the provisions of the guidance are included in Note 5 — Loans.
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
At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the nine months ended September 30, 2011.
In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are as follows:

	Category Used for Fair Value Measurement
	As of September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights			$207	$207
Loans held for sale		$3,736		3,736
Investment securities available for sale:
U.S. GSE and agency notes		20,051		20,051
GNMA guaranteed mortgage certificates		8,328		8,328
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		6,658		6,658
Agency CMOs		147,167		147,167
Non-agency CMOs		41,969		41,969
Other mortgage-backed securities		412,940		412,940
Municipal bonds
General obligation municipal bonds		71,381		71,381
Revenue municipal bonds		19,602		19,602
Pooled trust preferred securities (financial industry)			13,645	13,645
Equity securities (financial industry)	$2,378			2,378
Money market funds	68,992			68,992
Mutual funds	1,461			1,461
Certificates of deposit	285			285

Total	$73,116	$731,832	$13,852	$818,800

	Category Used for Fair Value Measurement
	As of December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities		$6,316		$6,316
Investment securities available for sale:
U.S. GSE and agency notes		827,895		827,895
GNMA guaranteed mortgage certificates		8,989		8,989
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs		7,979		7,979
Agency CMOs		26,944		26,944
Non-agency CMOs		56,537		56,537
Other mortgage-backed securities		485,457		485,457
Municipal bonds
General obligation municipal bonds		80,265		80,265
Revenue municipal bonds		18,867		18,867
Pooled trust preferred securities (financial industry)			$14,522	14,522
Equity securities (financial industry)	$3,235			3,235
Money market funds	8,963			8,963
Mutual funds	2,025			2,025
Certificates of deposit	313			313

Total	$14,536	$1,519,249	$14,522	$1,548,307

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
Loans Held for Sale. Beneficial originates certain mortgage loans to be sold to FNMA. These loans are carried at fair value based on the Company’s election of the Fair Value Option. The fair value is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.
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

General Obligation Municipal Bonds. Included in this category are securities issued by Pennsylvania municipalities and/or school districts rated A or better by S&P or rated Aa3 or better by Moody’s. To estimate the fair value of these securities, the Company utilizes an industry standard pricing service. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.
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
The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30, 2011
Level 3 Investments Only	Trust Preferred	Mortgage Servicing
(Dollars in thousands)	Securities	Rights
Balance, January 1, 2011	$14,522	$268
Included in earnings	—	(61)
Included in other comprehensive income	370	—
Payments	(1,325)	—
Net accretion / (amortization)	78	—

Balance, September 30, 2011	$13,645	$207

*	As described in Note 6 — Other Assets, effective January 1, 2011, the Company elected the fair value measurement method to account for its mortgage servicing rights.

Nine Months Ended
Level 3 Investments Only	September 30, 2010
(Dollars in thousands)	Trust Preferred Securities
Balance, January 1, 2010	$18,797
Included in other comprehensive income	(139)
Payments	(3,114)

Balance, September 30, 2010	$15,544

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below. A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans at September 30, 2011 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.
Assets measured at fair value on a nonrecurring basis are as follows:

	At
(Dollars in thousands)	September 30, 2011	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$46,571	—	—	$46,571	$(20,247)
Long lived assets held for sale	615	—	615	—	(627)

	At
(Dollars in thousands)	September 30, 2010	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$55,636	—	—	$55,636	$(61,986)
Other real estate owned	8,865	—	8,865	—	(5,615)
In accordance with FASB ASC Topic 825 for Financial Instruments, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment, and as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

	Fair Value of Financial Instruments
	At		At
	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$398,080	$398,080	$90,299	$90,299
Trading securities	—	—	6,316	6,316
Investment securities	1,249,105	1,232,667	1,651,844	1,653,883
Loans — net	2,633,295	2,629,279	2,751,036	2,773,373

Liabilities:
Checking deposits	1,436,017	1,436,017	1,787,006	1,787,006
Money market and savings accounts	1,325,505	1,325,505	1,307,170	1,307,170
Time deposits	840,175	845,920	848,128	855,045
Borrowed funds	250,330	265,992	273,317	274,930
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
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2011 and December 31, 2010, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 16 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS
During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program. As a result of this review, the Bank reduced approximately 4% of its workforce. Additionally, the Bank made the decision to consolidate five of its branch locations into other existing branches. These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense. During the second quarter of 2011, $978 thousand of additional severance expense was accrued relating to the departure of an executive officer. These charges are included in restructuring charge, a component of non-interest expense, within the consolidated statements of operations. A schedule of the current restructuring and severance accrual is summarized below as of September 30, 2011:

		Contract termination and
(Dollars in thousands)	Severance	other costs	Total
Accrued at June 30, 2011	$2,271	$416	$2,687
Payments made in the 3rd quarter	(761)	(74)	(835)

Accrued at September 30, 2011	$1,510	$342	$1,852

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the FDIC. Pursuant to the provisions of the Dodd-Frank Act, the Office of Thrift Supervision was eliminated on July 21, 2011. As a result of the elimination of the Office of Thrift Supervision, savings and loan holding companies, such as Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.
The Bank recorded net income of $4.1 million and $5.2 million for the three and nine month periods ended September 30, 2011, respectively, compared to net losses of $21.7 million and $8.6 million for the same periods in 2010. Our financial results continue to be impacted by credit costs as we recorded a provision for loan losses of $9.0 million and $29.0 million for three and nine months ended September 30, 2011, respectively, compared to a provision of $51.1 million and $62.2 million for the same periods in 2010.
We have begun to see some stabilization in our credit quality as non-performing assets remained relatively constant for the quarter at $163.5 million as compared to $162.6 million at June 30, 2011. However, we remain cautious given the current economic environment and future outlook with a slow GDP growth, high unemployment levels and soft residential and commercial real estate markets. As a result, we continue to position the Company for any further weakening in economic conditions and have increased our allowance for loan losses to $54.1 million at September 30, 2011 compared to $45.4 million at December 31, 2010. Our loan loss reserve coverage ratio (allowance for loan losses/total loans) increased to 2.01% at September 30, 2011 as compared to 1.62% at December 31, 2010. A significant portion of our commercial real estate and commercial construction portfolios contractually matures in 2011 (approximately 33%) and we are actively managing these maturities and continuing to write off collateral deficiencies on all classified loans once they are 90 days delinquent. We expect that market conditions, coupled with the large amount of commercial maturities, will result in an elevated provision for credit losses for the rest of 2011 and 2012.
We are focused on improving our operating efficiency and reducing costs. We completed a comprehensive review of our operating cost structure during the first quarter of 2011 and finalized an expense management reduction program which resulted in a $5.1 million restructuring charge for the nine months ended September 30, 2011. The impact of the expense management reduction program implemented during the first quarter of 2011 resulted in lower operating expenses which decreased $5.1 million to $28.2 million for the quarter ended September 30, 2011 compared to $33.3 million in the third quarter of 2010. We expect to incur additional lending, credit and compliance costs as we expand our teams to reposition the balance sheet while taking market share.

The Bank has taken advantage of the decrease in interest rates during the year to reposition its balance sheet to improve the Bank’s profitability, interest rate risk, and capital position. Through the sale of lower rate, longer term securities and the run-off of higher cost, non-relationship-based municipal deposits, we have contracted the Bank’s balance sheet by approximately $297.2 million to $4.6 billion at September 30, 2011 from $4.9 billion at December 31, 2010. At September 30, 2011, we had higher than usual cash balances as we were holding cash to cover additional municipal deposit run-off that is expected to occur during the remainder of 2011; as well as, investments that were purchased and had not yet settled as of September 30, 2011. As a result of this repositioning, the Bank’s tier 1 leverage ratio improved to 9.70% at September 30, 2011 compared to 8.89% at December 31, 2010 and the Bank’s total risk based capital ratio increased to 18.93% at September 30, 2011 compared to 16.95% at December 31, 2010. Our capital levels remain strong and our capital ratios are well in excess of the levels required to be considered well-capitalized.
The Federal Reserve Board continues to hold short term interest rates at historic lows. The low rate environment impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates. Elevated unemployment, depressed home values, and continued economic uncertainty has constrained consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery. This resulted in low loan demand during the nine months ended September 30, 2011 and we expect loan demand to remain low during the fourth quarter of 2011.
We believe that the economic crisis which has adversely impacted our customers and communities has resulted in a refocus on financial responsibility. Through any economic cycle, our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 158 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions. During the second quarter, we launched “BenMobile,” our mobile banking product that provides customers easy, convenient, and secure access to their money via text messaging, mobile web and phone apps. Also during the second quarter, we introduced interest on the “Start Growing” and “Professional Package” products, which allow our small business customers to enjoy the advantages of an all-purpose small business package while earning tiered interest on the account.
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

CURRENT REGULATORY ENVIRONMENT
On July 21, 2010, President Obama signed the Dodd-Frank Act. In addition to eliminating the OTS effective as of July 21, 2011 and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repeals non-payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations. The impact of all of the provision on operations can not yet be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank, Company and MHC.
Effective April 1, 2011, the assessment base for payment of FDIC premiums was changed from a deposit level base to an asset base consisting of average tangible assets less average tangible equity. This change has resulted in a $306 thousand reduction in FDIC premiums in the third quarter of 2011 compared to the same period in 2010 and we expect premiums will be reduced throughout the remainder of the year.
Effective July 21, 2011, the Bank began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. The Bank has been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase the Bank’s interest expense in the future.
Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future. The Bank recognized $3.3 million of interchange revenue for the nine months ended September 30, 2011.
In the fourth quarter of 2009, the Federal Reserve Board (“FRB”) announced regulatory changes to debit card and automated teller machine (“ATM”) overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. This regulation has resulted in a reduction in non-interest income during the nine months ended September 30, 2011 in the amount of $810 thousand.
STANDARD & POOR’S DOWNGRADE IN THE U.S. GOVERNMENT’S SOVEREIGN CREDIT RATING
On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. In addition, these downgrades could materially affect global and domestic financial markets and economic conditions, which may affect the Company’s and the Bank’s business, financial condition and liquidity and result in future changes in capital requirements or a rebalancing of investment portfolios in response to management’s assessment of the related risk weightings. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. As a result, the changes to the credit ratings could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During the quarter ended September 30, 2011, Beneficial reported net interest income of $34.8 million, a decrease of $259 thousand, or 0.7%, from $35.1 million for the quarter ended September 30, 2010. The net interest margin increased 7 basis points to 3.21% for the quarter ended September 30, 2011 from 3.14% for the quarter ended September 30, 2010. The third quarter of 2010 included interest reversals of $2.6 million related to loans that were put on non-accrual status which resulted in a 24 basis point reduction to the net interest margin for the quarter. For the nine months ended September 30, 2011, net interest income decreased $3.2 million, or 2.9%, to $107.3 million from $110.5 million for the nine months ended September 30, 2010. The net interest margin decreased 13 basis points to 3.22% for the nine months ended September 30, 2011 from 3.35% for the nine months ended September 30, 2010. Net interest income in 2011 has been impacted by reduced loan demand and higher levels of cash as we manage the run-off of higher cost, non-relationship-based municipal deposits to improve our interest rate risk position and capital levels. As a result, cash and cash equivalents increased from $90.3 million at December 31, 2010 to $398.1 million at September 30, 2011. We expect cash levels to decrease as municipal deposit run off continues during the remainder of 2011 and $77.3 million of investment purchases that had not yet settled as of September 30, 2011. The yield on our investment portfolio has decreased as a result of the low interest rate environment. We have also seen a reduction of yields on our mortgage portfolio as borrowers refinance their existing mortgages at lower interest rates. We have been able to offset some of this downward pressure on margin by reducing the cost of our interest bearing liabilities which decreased to 0.98% and 1.02% for both the three and nine month ended September 30, 2011, respectively, compared to 1.27% and 1.37%, respectively, in the prior year. We expect net interest margin to continue to improve during the fourth quarter as the run-off occurs. Net interest margin in future periods will continue to be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.
CREDIT RISK ENVIRONMENT
During the nine months ended September 30, 2011, we continued to experience elevated levels of charge-offs, delinquencies and non-performing assets as a result of continued high levels of unemployment, reduced property values and limited traditional refinancing options. Although non-performing assets remained relatively constant at $163.5 million as of September 30, 2011 as compared to $162.6 million at June 30, 2011, non-performing assets have increased significantly from $140.4 million at December 31, 2010. As a result, we continue to increase our allowance for loan losses given our credit trends. At September 30, 2011, the Company’s allowance for loan losses totaled $54.1 million, or 2.01% of total loans, compared to $45.4 million, or 1.62% of total loans, at December 31, 2010.
Although the U.S. economy has shown some signs of improvement, unemployment remains high and commercial real estate conditions are still weak. We expect that property values will remain volatile until underlying market fundamentals improve consistently. In 2011, approximately one-third of our commercial real estate and commercial construction portfolios contractually matures. We are actively managing these maturities and continue to write off all collateral deficiencies on all classified loans once they are 90 days delinquent. We expect that market conditions, coupled with the large amount of commercial maturities, will result in an elevated provision for credit losses for the rest of 2011 and 2012.
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
The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $450 thousand to $900 thousand for the quarter ended September 30, 2011. During the nine months ended September 30, 2011, we continued to experience increased levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated ALLL; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.
Goodwill and Intangible Assets. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $110.5 million at September 30, 2011.
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
As of September 30, 2011, the Company’s net deferred tax assets were $26.5 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.
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
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
At September 30, 2011, total assets decreased $297.2 million, or 6.0%, to $4.6 billion from $4.9 billion at December 31, 2010. During the nine months ended September 30, 2011, the Bank repositioned its balance sheet to increase profitability, improve its capital position and reduce its interest rate risk profile by selling investments and reducing higher cost, non-relationship-based municipal deposits. At September 30, 2011, the Bank was holding excess cash to cover planned additional municipal deposit run-off that is expected to occur during the remainder of 2011 as well as to settle $77.3 million of investments purchased in September 2011, the balance of which is included in other liabilities on the statement of financial condition. As a result, cash and cash equivalents at September 30, 2011 totaled $398.1 million as compared to $90.3 million at December 31, 2010. Additionally, the balance of investment securities decreased $402.7 million, or 24.4%, to $1.3 billion at September 30, 2011 from $1.7 billion at December 31, 2010 as we continue to sell longer term investments to shorten the duration of the investment portfolio and better position the Bank for rising interest rates.

Total loans decreased $109.0 million, or 3.9%, to $2.7 billion at September 30, 2011 from $2.8 billion at December 31, 2010 primarily due to continued slow loan demand as consumers and businesses continue to deleverage and remain cautious about the economy. We expect loan demand to remain weak for the rest of 2011. Additionally, we continue to sell the majority of our residential mortgage loan production with approximately $12.4 million of loans sold in the third quarter.
Total deposits decreased $340.1 million, or 8.6%, to $3.6 billion at September 30, 2011, from $3.9 billion at December 31, 2010 primarily due to the run off of $369.9 million in municipal deposits. The Company continues to focus on growing its core deposit portfolio and reducing costlier time deposits and non-relationship based accounts.
Stockholders’ equity equaled $628.5 million, or 13.6% of total assets, at September 30, 2011 compared to $615.5 million, or 12.5% of total assets, at December 31, 2010. Beneficial’s tangible equity (total stockholders equity less goodwill and intangibles) to tangible assets (total assets less goodwill and intangibles) totaled 11.2% at September 30, 2011 compared to 10.2% at December 31, 2010.
Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010
General — For the three months ended September 30, 2011, Beneficial recorded net income of $4.1 million, or $0.05 per share, compared to a net loss of $21.7 million, or $0.28 per share, for the three months ended September 30, 2010. The net loss for the three months ended September 30, 2010 was driven by an increased provision for loan losses as a result of specific reserves required for commercial real estate loans. In 2011, the Bank has continued to work through credit and loan maturity issues which has resulted in a provision for loan losses of $9.0 million for the three months ended September 30, 2011 as compared to $51.1 million for the same period in 2010. The Company recorded a significantly elevated provision during the third quarter of 2010 as a result of a pronounced slowdown in the commercial real estate market and downward pressure on property valuations.
Net Interest Income — For the three months ended September 30, 2011, Beneficial reported net interest income of $34.8 million, a decrease of $259 thousand, or 0.7%, from the three months ended September 30, 2010. The net interest margin increased 7 basis points to 3.21% for the three months ended September 30, 2011 from 3.14% for the three months ended September 30, 2010. The third quarter of 2010 included interest reversals of $2.6 million related to loans that were put on non-accrual status which resulted in a 24 basis point reduction to net interest margin for the quarter. The decrease in net interest income was driven by low interest rates which have reduced the yields on our investment portfolio as excess liquidity is invested at lower yields. Mortgage re-financings have also resulted in lower yields on our mortgage portfolio. Offsetting these decreases to interest income, we have been able to reduce the cost of our interest bearing liabilities during the third quarter of 2011 with average rates decreasing to 0.98% for the three months ending September 30, 2011 from 1.27% for the three months ending September 30, 2010.
Provision for Loan Losses — The Bank recorded a provision for loan losses of $9.0 million for the three months ended September 30, 2011 compared to $51.1 million for the same period in 2010. The Company recorded a significantly elevated provision during the third quarter of 2010 as a result of a pronounced slowdown in the commercial real estate market and downward pressure on property valuations. Net charge-offs totaled $6.2 million during the three months ended September 30, 2011 as compared to $57.0 million during the same period in 2010. We have continued to experience elevated levels of net charge-offs in 2011 as we charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.
At September 30, 2011, the Company’s allowance for loan losses totaled $54.1 million, or 2.01% of total loans, compared to an allowance for loan losses of $45.4 million, or 1.62% of total loans, at December 31, 2010.

Non-interest Income — Non-interest income increased $564 thousand, or 9.8%, to $6.3 million for the three months ended September 30, 2011 compared to $5.7 million for the same period in 2010 primarily due to a $308 thousand increase in the gain on loan sales related to our SBA lending program and mortgage banking activities and a $125 thousand increase in debit card fees.
Non-interest Expense — Non-interest expense decreased $5.1 million, or 15.4%, to $28.2 million for the three months ended September 30, 2011 compared $33.3 million for the same period in 2010. The decrease during the three months ended September 30, 2011 was primarily due to a decrease of $1.6 million in salaries and employee benefits, $1.4 million in marketing expense and $296 thousand in occupancy expense as a result of the expense reduction program implemented during the first quarter of 2011, as well as a $306 thousand decrease in FDIC insurance as a result of the assessment base change effective as of April 1, 2011.
Income Taxes — The Company recorded income tax benefit of $172 thousand for the three months ended September 30, 2011, reflecting an effective tax rate of 4.4%, compared to an income tax benefit of $21.8 million, reflecting an effective tax rate of 50.1%, for the same period in 2010. The difference was due to an increase in income before income taxes of $47.5 million, to $3.9 million for the three months ended September 30, 2011, from a loss before income taxes of $43.6 million for the three months ended September 30, 2010. The increase in income before income taxes for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to an increase in the provision for loan losses of $42.1 million recorded in the third quarter of 2010 as a result of specific reserves required for commercial real estate loans.
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

The following table summarizes average balances and average yields and costs for the three month periods ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30,			Three Months Ended September 30,
	2011			2010
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Trading Securities	$—	$—	0.00%	$4,350	$14	1.25%
Overnight Investments	397,463	254	0.25%	237,271	151	0.25%
Stock	20,248	—	0.00%	27,764	42	0.60%
Other Investment securities	1,209,543	9,135	3.02%	1,379,287	11,605	3.37%

Total Investment securities & O/N Inv	1,627,254	9,389	2.31%	1,648,672	11,812	2.87%

Loans:
Real estate loans
Residential	678,447	8,345	4.92%	673,600	8,427	5.00%
Non-residential	765,834	9,548	4.97%	797,965	9,099	4.55%

Total real estate	1,444,281	17,893	4.95%	1,471,565	17,526	4.76%
Business loans	363,283	5,040	5.54%	390,606	4,811	4.91%
Small Business loans	142,423	2,118	5.93%	158,725	2,291	5.76%

Total Business & Small Business loans	505,706	7,158	5.65%	549,331	7,102	5.16%

Total Business loans	1,271,540	16,706	5.24%	1,347,296	16,201	4.80%
Personal loans	758,207	9,526	4.98%	791,354	10,852	5.44%

Total loans, net of discount	2,708,194	34,577	5.09%	2,812,250	35,480	5.03%

Total interest earning assets	4,335,448	43,966	4.05%	4,460,922	47,292	4.23%

Non-interest earning assets	407,837			432,672

Total assets	4,743,285			4,893,594

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	764,729	1,260	0.65%	651,867	1,227	0.75%
Money market accounts	594,802	1,040	0.69%	605,550	1,214	0.79%
Demand deposits	440,133	233	0.21%	382,554	270	0.28%
Demand deposits — Municipals	764,812	1,329	0.69%	901,353	2,286	1.01%
Certificates of deposit	874,440	3,173	1.44%	885,599	3,395	1.53%

Total interest-bearing deposits	3,438,916	7,035	0.81%	3,426,923	8,392	0.97%

Borrowings	250,328	2,100	3.33%	376,571	3,810	4.01%

Total interest-bearing liabilities	3,689,244	9,135	0.98%	3,803,494	12,202	1.27%

Non-interest-bearing deposits	275,650			274,642
Other non-interest-bearing liabilities	152,742			156,301

Total liabilities	4,117,636			4,234,437

Total stockholders’ equity	625,649			659,157

Total liabilities and stockholders’ equity	4,743,285			4,893,594

Net interest income		34,831			35,090
Interest rate spread			3.07%			2.96%
Net interest margin			3.21%			3.14%
Average interest-earning assets to average interest-bearing liabilities			117.52%			117.28%

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and September 30, 2010
General — For the nine months ended September 30, 2011, Beneficial recorded net income of $5.2 million, or $0.07 per share, compared to a net loss of $8.6 million, or $0.11 per share, for the nine months ended September 30, 2010. The increase was primarily due to higher provisions for loan losses in the third quarter of 2010. During the nine months ended September 30, 2011, the Bank completed a comprehensive review of its operating cost structure and finalized an expense management reduction program which resulted in a $5.1 million restructuring charge. The restructuring charge is related to expenses associated with a reduction in force and costs related to consolidation of five Bank branch locations into other branches. The Company also continued to work through credit and loan maturity issues which resulted in a provision for loan losses of $29.0 million for the nine months ended September 30, 2011 as compared to $62.2 million for the same period in 2010. As previously described, the Company recorded a significantly elevated provision during the third quarter of 2010 as a result of a pronounced slowdown in the commercial real estate market and downward pressure on property valuations. In 2011, approximately one-third of our commercial real estate and commercial construction portfolios contractually mature. We expect that market conditions coupled with the large amount of commercial maturities will result in elevated provision for credit losses in 2011 and 2012.
Net Interest Income — For the nine months ended September 30, 2011, net interest income decreased $3.2 million, or 3.0%, to $107.3 million from $110.5 million for the nine months ended September 30, 2010. The net interest margin decreased 13 basis points to 3.22% for the nine months ended September 30, 2011 from 3.35% for the nine months ended September 30, 2010. Net interest income in 2011 has been impacted by reduced loan demand as well as high levels of cash as we manage the planned run-off of higher cost, non-relationship-based municipal deposits to improve our interest rate risk position and capital levels.
Provision for Loan Losses — The Bank recorded a provision for loan losses of $29.0 million for the nine months ended September 30, 2011 compared to $62.2 million for the same period in 2010. As previously described, the Company recorded a significantly elevated provision during the third quarter of 2010 as a result of a pronounced slowdown in the commercial real estate market and downward pressure on property valuations. Net charge-offs totaled $20.2 million for the nine months ended September 30, 2011 as compared to $63.1 million during the same period in 2010 driven by the significant charge-offs in the third quarter of 2010 mentioned above. We continue to charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.
At September 30, 2011, the Company’s allowance for loan losses totaled $54.1 million, or 2.01% of total loans, compared to an allowance for loan losses in the amount of $45.4 million, or 1.62% of total loans, at December 31, 2010.
Non-interest Income — Non-interest income decreased $2.1 million to $18.2 million for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to a $1.8 million decrease in the gain on sale of securities.
Non-interest Expense — Non-interest expense decreased $3.8 million to $91.5 million for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to a $3.9 million decrease in salaries and benefits, a $2.3 million decrease in marketing expense, a $628 thousand decrease in occupancy expense, a $600 thousand decrease in correspondent bank charges and a $520 thousand decrease in printing and office supply expense as a result of the expense reduction initiatives implemented during the first quarter of 2011 These decreases in non-interest expense were partially offset by a $5.1 million restructuring charge related to the previously described expense reduction initiatives implemented in the first quarter of 2011.

Income Taxes — The Company recorded an income tax benefit of $236 thousand for the nine months ended September 30, 2011, reflecting an effective tax rate of 4.8%, compared to an income tax benefit of $18.1 million, reflecting an effective tax rate of 67.7%, for the same period in 2010. The difference was due to an increase in income before income taxes of $31.6 million, to $4.9 million for the nine months ended September 30, 2011, from a loss before income taxes of $26.7 million for the nine months ended September 30, 2010. The increase in income before income taxes for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a decrease in the provision for loan losses in the amount of $33.2 million, which was partially offset by a restructuring charge of $5.1 million and a decrease in gains on the sale of investment securities of $1.8 million.
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
As of September 30, 2011, the Company had net deferred tax assets totaling $26.5 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

The following table summarizes average balances and average yields and costs for the nine month periods ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011			2010
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Trading Securities	$2,976	$26	1.19%	$7,965	$70	1.17%
Overnight Investments	318,099	603	0.25%	169,462	321	0.25%
Stock	21,435	5	0.03%	27,965	117	0.56%
Other Investment securities	1,357,961	29,969	2.94%	1,401,578	38,581	3.67%

Total Investment securities & O/N Inv	1,700,471	30,603	2.40%	1,606,970	39,089	3.24%

Loans:
Real estate loans
Residential	691,976	25,561	4.93%	666,153	26,323	5.27%
Non-residential	774,691	29,548	5.09%	788,323	28,776	4.87%

Total real estate	1,466,667	55,109	5.01%	1,454,476	55,099	5.05%
Business loans	366,671	15,182	5.53%	378,272	15,199	5.36%
Small Business loans	148,136	6,658	6.00%	159,837	7,073	5.91%

Total Business & Small Business loans	514,807	21,840	5.66%	538,109	22,272	5.52%

Total Business loans	1,289,498	51,388	5.32%	1,326,432	51,048	5.14%
Personal loans	767,893	29,064	5.06%	804,936	32,569	5.41%

Total loans, net of discount	2,749,367	106,013	5.15%	2,797,521	109,940	5.25%

Total interest earning assets	4,449,838	136,616	4.10%	4,404,491	149,029	4.52%

Non-interest earning assets	384,753			408,877

Total assets	4,834,591			4,813,368

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	733,744	3,702	0.67%	605,770	3,271	0.72%
Money market accounts	610,703	3,296	0.72%	623,467	3,774	0.81%
Demand deposits	422,689	720	0.23%	369,063	821	0.30%
Demand deposits — Municipals	912,305	5,467	0.80%	872,710	6,795	1.04%
Certificates of deposit	890,572	9,646	1.46%	891,303	11,621	1.75%

Total interest-bearing deposits	3,570,013	22,831	0.86%	3,362,313	26,282	1.05%

Borrowings	257,368	6,506	3.38%	401,337	12,208	4.07%

Total interest-bearing liabilities	3,827,381	29,337	1.02%	3,763,650	38,490	1.37%

Non-interest-bearing deposits	280,332			263,930
Other non-interest-bearing liabilities	107,225			133,675

Total liabilities	4,214,938			4,161,255

Total stockholders’ equity	619,653			652,113

Total liabilities and stockholders’ equity	4,834,591			4,813,368

Net interest income		107,279			110,539
Interest rate spread			3.08%			3.15%
Net interest margin			3.22%			3.35%
Average interest-earning assets to average
interest-bearing liabilities			116.26%			117.03%

Asset Quality
At September 30, 2011, the Bank’s non-performing assets remained relatively constant at $163.5 million from $162.6 million at June 30, 2011 and increased $23.1 million from $140.4 million at December 31, 2010. The ratio of non-performing assets to total assets increased to 3.53% at September 30, 2011 from 3.45% at June 30, 2011 and 2.85% at December 31, 2010.

	September 30,	June 30,	December 31,	September 30,
	2011	2011	2010	2010
ASSET QUALITY INDICATORS:
Non-performing assets:
Non-accruing loans	$118,901	$118,697	$95,803	$89,205
Accruing loans past due 90 days or more*	25,515	25,173	27,932	27,106

Total non-performing loans**	$144,416	$143,870	$123,735	$116,311

Real estate owned	19,058	18,740	16,694	17,438

Total non-performing assets	$163,474	$162,610	$140,429	$133,749

Non-performing loans to total loans	5.37%	5.27%	4.42%	4.20%
Non-performing loans to total assets	3.12%	3.05%	2.51%	2.37%
Non-performing assets to total assets	3.53%	3.45%	2.85%	2.73%
Non-performing assets less accruing loans past due 90 days or more to total assets	2.98%	2.92%	2.28%	2.18%

*
Includes $25.5 million, $25.2 million, $27.9 million and $26.6 million in government guaranteed student loans as of September 30, 2011, June 30, 2011, December 31, 2010 and September 30, 2010, respectively.

**
Includes $26.5 million, $27.0 million, $26.7 million and $26.5 million of troubled debt restructured loans (TDRs) as of September 30, 2011, June 30, 2011, December 31, 2010 and September 30, 2010, respectively.

The Bank places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any collateral deficiency of all loans is charged off at 90 days past due or when the Bank has confirmed there is a loss. Non-performing consumer loans include $25.5 million and $27.9 million in government guaranteed student loans as of September 30, 2011 and December 31, 2010, respectively.
Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2011			December 31, 2010
	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial (including TDRs)	$1,265,179	$46,100	3.64%	$1,310,929	$38,496	2.94%
Residential	671,018	1,913	0.29%	698,722	1,884	0.27%
Consumer	751,218	5,557	0.74%	786,751	4,436	0.56%
Unallocated	—	550	—	—	550	—

Total	$2,687,415	$54,120	2.01%	$2,796,402	$45,366	1.62%

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
We hired a Chief Credit Officer during the third quarter of 2011 to supervise the workout department and identify, manage and work through non performing assets. Our credit officers and workout group identify and manage potential problem loans for our commercial loan portfolios. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the Bank’s commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). When credits are downgraded beyond a certain level, the Bank’s workout department becomes responsible for managing the credit risk.
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
When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $25.5 million in government guaranteed student loans at September 30, 2011.
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
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $46.1 million at September 30, 2011 (3.6% of commercial loans) which increased from $38.5 million at December 31, 2010 (2.9% of commercial loans). The increase in the reserve balance was primarily driven by continued elevated charge-off trends as well as increases in delinquencies and classified loan levels during 2011. The increase in classified assets resulted in charge-offs in the amount of $20.6 million for our commercial loan portfolio during the nine months ended September 30, 2011. We continue to charge off any collateral deficiency for non-performing loans once a loan is 90 days past due. As a result, the entire reserve balance at September 30, 2011 and December 31, 2010 consists of reserves against the pass rated and special mention commercial loans.

Residential Loans. The allowance for the residential loan estate portfolio was $1.9 million at both September 30, 2011 and December 31, 2010. During the nine months ended September 30, 2011, charge-offs improved and delinquencies started to level off. The Company expects that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels. Therefore, we have maintained a relatively constant reserve for the residential loan portfolio.
Consumer Loans. The allowance for the consumer loan portfolio increased $1.1 million to $5.5 million at September 30, 2011 from $4.4 million at December 31, 2010. The increase in the reserve balance is due to increases in delinquencies in the consumer loan portfolio during the nine months ended September 30, 2011. The allowance as a percentage of consumer loans was 0.7% at September 30, 2011 and 0.6% at December 31, 2010.
Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both September 30, 2011 and December 31, 2010. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $398.1 million. In addition, at September 30, 2011, our maximum borrowing capacity with the FHLB was $852.3 million. At September 30, 2011, we had $100.0 million of advances outstanding, $145.0 million of future dated advances outstanding and $77.3 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations. At September 30, 2011, we had $82.7 million in loan commitments outstanding, which consisted of $22.2 million and $60.5 million in commercial and consumer commitments to fund loans, respectively, $161.4 million in commercial and consumer unused lines of credit, and $26.1 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2011 totaled $506.2 million, or 60.2% of certificates of deposit, at September 30, 2011. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
The following table presents certain of our contractual obligations at September 30, 2011:

		Payments due by period
		Less than	One to	Six to	More than
(Dollars in thousands)	Total	One Year	Six Years	Five Years	Five Years
Commitments to fund loans	$82,700	$82,700	$—	$—	$—
Unused lines of credit	161,444	91,371			70,073
Standby letters of credit	26,085	26,085
Operating lease obligations	34,668	5,359	8,960	4,728	15,621

Total	$304,897	$205,515	$8,960	$4,728	$85,694

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
Capital Management — We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.
In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of September 30, 2011, approximately 85.9% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2011, approximately 9.7% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 1.3% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 3.1% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Credit Risk Management. The objective of the Company’s credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Company’s credit risk management strategy focuses on conservatism, diversification and monitoring. The Company believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure limits and conservative underwriting, documentation and collection standards. The Company’s credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and weekly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans less than $5.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $5.0 million must be approved by the Senior Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors. Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes six non-employee directors. Underwriting activities are centralized. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Company’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company uses these assessments to promptly identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Company charges off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of a risk grading system. The enhanced risk rating system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in the Company’s homogenous commercial, residential and consumer loan portfolio. During the third quarter of 2011, the Company hired a Chief Credit Officer to continue to focus on a number of initiatives to manage credit risk.
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
During the second quarter of 2011, the Company entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $70.0 million and $75.0 million, respectively, at a fixed interest rate during the period April 2012 through April 2016 and the period March 2013 through March 2017, respectively, to replace existing borrowings that will mature during these periods. The purpose of these arrangements is to manage future interest rate volatility by locking into fixed borrowing rates. There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended September 30, 2011.
For the nine months ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at September 30, 2011. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.
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
As of September 30, 2011:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	124,069	135,760	136,275
% change	(8.61%)		0.38%

Economic Value at Risk:
Equity	710,732	797,550	739,779
% change	(10.89%)		(7.24%)
As of September 30, 2011, based on the scenarios above, net interest income and economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment.
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
As of September 30, 2011, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.	Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In April 2011, we were notified of a lawsuit that was filed with the Court of Common Pleas of Philadelphia County against the Bank related to the notices that we issue to customers in connection with automobile repossessions. Pennsylvania law requires parties who use self-help repossession to provide consumers with a proper repossession and redemption notice shortly after repossession (the “Repo Notice”) and a deficiency notice (the “Deficiency Notice”) shortly after sale. The plaintiff is alleging that Beneficial’s Repo Notice and Deficiency Notice fail to comply with Pennsylvania law. In October 2011, we were notified by the plaintiff’s counsel of a proposed settlement amount of $3.7 million. We believe that we have valid defenses to the plaintiff’s suit. We believe that a loss is reasonably possible in the future but are not able to estimate a loss related to this claim at this time.
Aside from the litigation discussed above, the Company is also involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.	Risk Factors
Except as set forth below, as of September 30, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2010. One additional risk factor, noted below, was identified during the quarter ended September 30, 2011. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and the Bank and general economic conditions that we are not able to predict.
On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. In addition, these downgrades could materially affect global and domestic financial markets and economic conditions, which may affect the Company’s and the Bank’s business, financial condition and liquidity and result in future changes in capital requirements or a rebalancing of investment portfolios in response to management’s assessment of the related risk weightings. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. As a result, the changes to the credit ratings could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2011.

				Total Number
				Of Shares
				Purchased	Maximum
				as Part of	Number of Shares
	Total			Publicly	that May Yet Be
	Number of		Average	Announced Plans	Purchased Under
	Shares		Price Paid	or	the Plans or
Period	Purchased		Per Share	Programs	Programs(1)

July 1-31, 2011	—		—	—	273,680
August 1-31, 2011	264,366	(2)	7.80	220,000	53,680
September 1-30, 2011	53,680		7.43	53,680	—

(1)
On September 22, 2008, the Company announced that, on September 18, 2008, its Board of Directors had approved a stock repurchase program authorizing the Company to purchase up to 1,823,584 shares of the Company’s common stock.

(2)
Includes 44,366 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 3, 2011	By:	/s/ Gerard P. Cuddy Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 3, 2011	By:	/s/ Thomas D. Cestare Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)