Form 10-K
period 2011-12-31
Beneficial Mutual Bancorp Inc
filed 2012-03-14
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was approximately $286.9 million. As of March 14, 2012, there were 80,244,542 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 34,451,767 shares were publicly held.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2011 Annual Report to Stockholders and Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part II and III, respectively, of this Form 10-K.

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

On December 5, 2011, the Company and the Bank entered into an agreement and plan of merger (the “Merger Agreement”) with SE Financial Corp. (“SE Financial”) and its wholly owned subsidiary, St. Edmond’s Federal Savings Bank (“St. Edmond’s”), pursuant to which (i) SE Financial will merge with a to-be-formed subsidiary of the Company and thereby become a wholly owned subsidiary of Company, and (ii) immediately thereafter, St. Edmond’s will merge with and into the Bank. The Merger Agreement provides that SE Financial shareholders will receive a cash payment of $14.50 for each share of SE Financial common stock held immediately prior to completion of the merger. The Merger Agreement also provides that all options to purchase SE Financial common stock which are outstanding and unexercised immediately prior to the completion of the merger will be cancelled in exchange for a cash payment equal to the positive difference between $14.50 and the exercise price of such options. The estimated aggregate value of the transaction is $30.6 million. Completion of the transaction is subject to certain conditions, including, among others, approval of the merger by shareholders of SE Financial, governmental filings and regulatory approvals and expiration of applicable waiting periods, absence of litigation, accuracy of specified representations and warranties of the other parties, and obtaining material permits and authorizations for the lawful consummation of the transaction. The consummation of the transaction is also conditioned upon SE Financial’s nonperforming assets, as defined in the Merger Agreement, not exceeding $15.0 million at any time between October 31, 2011 and the closing date.

The Company’s and the Bank’s executive offices are located at 510 Walnut Street, Philadelphia, Pennsylvania and our main telephone number is (215) 864-6000. Our website address is www.thebeneficial.com. Information on our website should not be considered part of this filing.

Market Area

The Company is headquartered in Philadelphia, Pennsylvania. We currently operate 35 full-service banking offices in Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and 25 full-service banking offices in Burlington and Camden Counties, New Jersey. We also operate one lending office in Chester County, Pennsylvania. In addition, Beneficial Insurance Services, LLC operates two offices in Pennsylvania, one in Philadelphia County, one in Delaware County, and provides property, causality, life, health and professional liability insurance to our customers. We regularly evaluate our network of banking offices to optimize the penetration of our market area in the most efficient way. We will occasionally open or consolidate banking offices.

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid 2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. It remains to be seen whether the recent stabilization and slight improvement in economic activity both in the Philadelphia metropolitan area and the broader U.S. economy is sustainable as government stimulus programs come to an end.

According to a 2010 census, the population of our seven-county primary retail market area totaled approximately 5.0 million. Overall, the seven counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many banks, thrift institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.

In recent years, several large holding companies that operate banks in our market area have experienced significant credit, capital and liquidity setbacks that have led to their acquisition by even larger holding companies, some of which are located outside of the United States, including Sovereign Bank and Commerce Bank, which were acquired by Banco Santander, S.A. and Toronto Dominion Bank, respectively. In addition, Wachovia Bank, which held the largest deposit market share in our market area, has been acquired by Wells Fargo & Company. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

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

Lending Activities

We offer a variety of loans including commercial, residential and consumer loans. Our commercial loan portfolio includes business loans, commercial real estate loans and commercial construction loans. Our consumer loan portfolio primarily includes automobile loans, personal loans including recreational vehicles, manufactured housing and marine loans, educational loans and home equity loans and lines of credit. Our residential loan portfolio includes one-to-four family residential real estate loans and one-to-four family residential construction loans. Total loans decreased $220.3 million, or 7.9%, to $2.6 billion at December 31, 2011 from $2.8 billion at December 31, 2010. Approximately $69.2 million of the decrease relates to our residential loan portfolio and our decision to sell all agency eligible mortgage loans originated to better position the balance sheet for interest rate risk. During the year ended December 31, 2011, we sold $56.3 million of residential mortgage loans originated during the year and recorded non-interest income of approximately $1.2 million related the valuation of servicing rights and the gain recognized on the sale of these loans. The remainder of the decrease relates to a number of large commercial real estate pay-offs, as well as lower consumer loan balances due to continued weak loan demand.

Credit costs have decreased from the prior year, but continue to have a significant impact on our financial results. During the year ended December 31, 2011, the Bank recorded a provision for credit losses of $37.5 million compared to $70.2 million for the year ended December 31, 2010. The significantly elevated provision in 2010 was primarily driven by specific reserves required for commercial real estate loans. Non-performing assets increased $13.7 million to $154.1 million at December 31, 2011, as compared to $140.4 million at December 31, 2010 primarily due to increases in nonperforming commercial construction and commercial business loans. Given the increase in nonperforming assets, we continued to build our reserves during the year and at December 31, 2011. The Company’s allowance for loan losses totaled $54.2 million, or 2.10% of total loans, compared to $45.4 million, or 1.62% of total loans, at December 31, 2010. We expect the provision for credit losses will remain elevated in 2012 as we continue to focus on reducing our non-performing asset levels.

In the future, we intend to continue to emphasize commercial and small business lending and remain focused on commercial real estate lending. We will continue to proactively monitor and manage existing credit relationships. To this end, we have enhanced our credit risk management staff and procedures.

The Bank focuses its lending efforts within its market area.

Commercial Real Estate Loans. At December 31, 2011, we had commercial real estate loans totaling $547.0 million, or 21.2%, of our total loan portfolio.

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

As of December 31, 2011, our largest commercial real estate loan was a $16.0 million loan to acquire a movie theatre in Philadelphia. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2011.

Commercial Business Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically based on the prime rate as published in The Wall Street Journal and/or LIBOR. These loans are secured by business assets other than real estate, such as business equipment and inventory, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer accounts receivable lines of credit.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At December 31, 2011, our largest commercial business loan was a $13.5 million loan and secured by commercial real estate located in the greater Philadelphia area and general business assets. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2011.

Commercial Construction Loans. We offer commercial construction loans to commercial real estate construction developers and small businesses in our market area. We offer installment loans to fund real estate construction projects and working capital. These loans are typically based on the prime rate as published in The Wall Street Journal and/or LIBOR. These loans are secured by real estate, business assets, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned construction projects.

When making commercial construction loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At December 31, 2011, our largest commercial construction loan was a $21.7 million loan for a 136 unit hotel in the greater Philadelphia area. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2011.

One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The Bank’s adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, the Bank has been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. The Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although the Bank does offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”), which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions. At December 31, 2011, floating or adjustable rate mortgage loans totaled approximately $58.5 million and fixed rate mortgage loans totaled approximately $565.5 million.

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

All of our residential mortgage loans are consistently underwritten to standards established by Fannie Mae and Freddie Mac. We began to sell the majority of our agency eligible residential mortgage loan production to Fannie Mae with approximately $56.3 million loans sold during 2011. All of the loans were sold with the servicing rights retained. We recorded non-interest income of approximately $1.2 million related to the valuation of servicing rights and the gain recognized on the sale of these loans.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. However, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program consisting of $17.2 million in loans as of December 31, 2011. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first time home owner loan program. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our Board of Directors. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

One-to-Four Family Residential Construction Loans. We offer loans to facilitate the construction of a one-to-four family residence. These loans are primarily short term loans and the underwriting guidelines are consistent with the underwriting guidelines for our one-to-four family residential mortgages. Generally, upon completion of construction and issuance of a certificate of occupancy, these loans convert to one-to-four family residential mortgages with long term amortization.

Consumer Home Equity and Equity Lines of Credit. We offer consumer home equity loans and equity lines of credit that are secured by one-to-four family residential real estate, where the Bank may be in a first or second lien position. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment schedules of both principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 57% of the homes that secure our home equity loans and lines of credit.

The procedures for underwriting consumer home equity and equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

Consumer Personal Loans. We offer a variety of consumer personal loans, including marine loans, loans for recreational vehicles, loans for motor homes, as well as loans secured by passbook accounts and certificates of deposit. Our marine loans and loans for recreational vehicles are typically originated for terms of up to 20 years depending upon the loan amount, and the loan-to-value ratio on such loans generally does not exceed 90%. The procedures for underwriting our marine loans and loans for recreational vehicles include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Our consumer loans secured by passbook accounts and certificates of deposit held at the Bank based upon the prime rate as published in The Wall Street Journal with terms up to four years. We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management” included in the Company’s 2011 Annual Report to Stockholders.

Consumer Education Loans. Our consumer education loans are unsecured but generally 98% government guaranteed. These loans are serviced by the Philadelphia Higher Education Assistance Agency (“PHEAA”) and Sallie Mae.

Auto Loans. We offer loans secured by new and used automobiles. These loans have fixed interest rates and generally have terms up to six years. We offer automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

Credit Risks.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x and a loan to value no greater than 75%. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Commercial Construction Loans. Loans made to facilitate construction of commercial business space are primarily short term loans used to finance the construction of income producing assets. Generally, upon stabilization, these loans convert to commercial real estate loans with long term amortization. Payments during construction consist of an interest only period funded generally by borrower equity. As these loans represent higher risk, due to the non-income producing characteristic of construction, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to agreed-upon project milestones and progress is verified by independent inspectors engaged by the Bank.

Residential Real Estate. The value of the collateral underlying loans secured by one to four family residential real estate tends to remain relatively stable, and is easily ascertainable. Borrowers are evaluated based on underlying fundamentals such as verifiable income obtained from employment, length of employment, level of debt maintained by the borrower and demonstrated debt repayment history. Risk can be evaluated and monitored by usage of debt to income ratios and conservative loan to property value ratios.

Residential Construction Loans. Loans made to facilitate construction of a one to four family residence are primarily short term loans used to finance the construction of an owner occupied residence. Generally, upon completion of construction and issuance of a certificate of occupancy, these loans convert to real estate mortgages with long term amortization. Payments during construction consist of an interest only period funded generally by borrower equity. As these loans represent higher risk, due to the nature of carrying additional debt during the construction period, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to agreed-upon project milestones and progress is verified by independent inspectors engaged by the Bank.

Consumer Home Equity and Equity Lines of Credit. Consumer home equity loans and equity lines of credit are loans secured by one-to-four family residential real estate, where the Bank may be in a first or second lien position. In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a second lien position is established, subordinated to the mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Consumer Education Loans. These consumer loans are unsecured but generally 98% government guaranteed. Consumer education loan collections depend on the efforts of the PHEAA and Sallie Mae and are dependent on the borrower’s continuing financial stability. Therefore, these loans are likely to be adversely affected by various factors including job loss, divorce, illness or personal bankruptcy. As a result of the government guarantee, the Bank will ultimately be unaffected materially by delinquencies in the portfolio.

Auto Loans. Auto loans may entail greater risk than residential mortgage loans, as they are secured by assets that depreciate rapidly. Repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We also purchase home equity, automobile, educational and recreational vehicle loans. An additional source of loan originations during 2011 has been the new mortgage banking team, all of whom are employees of the Bank.

We purchase participations in loans from local banks to supplement our lending portfolio. Loan participations totaled $60.6 million at December 31, 2011. Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans less than $5.0 million must be approved by our Loan Committee, which is comprised of personnel from the Bank’s Credit, Finance and Lending Departments. Individual loans or lending relationships with aggregate exposure in excess of $5.0 million must be approved by our Senior Loan Committee, which is comprised of senior Bank officers and five non-employee directors. Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board of Directors, which includes five non-employee directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2011, our regulatory limit on loans to one borrower was $96.8 million. At that date, the total exposure with our largest lending relationship was $34.1 million, which was secured by various mixed use commercial real estate and general business assets. All of the loans in the relationship are performing in accordance with their original terms at December 31, 2011.

Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans. We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. The collateral shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or in the case of unsecured loans the entire balance is charged-off when the loan becomes 90 days delinquent. For more information on delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s 2011 Annual Report to Stockholders.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan and investment repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan and investment repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest bearing demand deposits (such as individual checking accounts), interest-bearing demand accounts (such as NOW, municipal and money market accounts), savings accounts and certificates of deposit.

Our three primary categories of deposit customers consist of retail or individual customers, businesses and municipalities. Our business banking and municipal deposit products include a commercial checking account and a checking account specifically designed for small businesses. Additionally, we offer cash management, including remote deposit, lockbox service and sweep accounts.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, brokered deposits, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products. During the year, the bank took advantage of the decrease in interest rates to reposition the balance sheet and improve the Bank’s profitability, interest rate risk, and capital position through the sales of lower rate, longer term securities and the run-off of higher cost, non-relationship-based municipal deposits.

At December 31, 2011, municipal checking accounts comprised 18.9% of our entire deposit portfolio. The average number of municipal deposit accounts totaled 1,622 and the average balance of an account totaled $538 thousand.

Certificate of Deposit Account Registry Service (CDARS). Our participation in this program enables our customers to invest balances in excess of the FDIC deposit insurance limit into other banks within the CDARS network while maintaining their relationship with our Bank. We work with our customers to obtain the most favorable rates and combine all accounts for convenience onto one statement.

Brokered Certificates of Deposit. Our use of brokered deposits is limited. However, we will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2011, our brokered certificates of deposits represented approximately 4.2% of total deposits.

Borrowings. We have the ability to utilize advances from the FHLB of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, agency GSE notes and agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one-to four-family real estate mortgage loans. At December 31, 2011, we had maximum borrowing capacity from the FHLB Pittsburgh of $757.5 million.

Personnel

As of December 31, 2011, we had 673 full-time employees and 169 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Beneficial Insurance Services, LLC is a Pennsylvania Limited Liability Company formed in 2004 and is 100% owned by Beneficial Mutual Savings Bank. In 2005, Beneficial Insurance Services LLC acquired the assets of Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provides property, casualty, life, health and benefits insurance services to individuals and businesses. Beneficial Insurance Services, LLC also acquired a majority interest in Graphic Arts Insurance Agency, Inc. through its acquisition of the assets of Paul Hertel & Co. Inc. In 2007, Beneficial Insurance Services LLC acquired the assets of the insurance brokerage firm, CLA Agency, Inc., based in Newtown Square, PA. CLA Agency, Inc. provides property/casualty insurance to commercial business and provides professional liability insurance to physician groups, hospitals and healthcare facilities.

Beneficial Advisors, LLC, which is 100% owned by Beneficial Mutual Savings Bank, is a Pennsylvania Limited Liability Company formed in 2000 for the purpose of offering wealth management services and investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through a third party broker dealer.

Neumann Corporation, which was formed in 1990, is a Delaware Investment Holding Company that holds title to various securities and other investments. Neumann Corporation is 100% owned by Beneficial Mutual Savings Bank. At December 31, 2011, Neumann Corporation held $505.8 million in assets.

BSB Union Corporation was formed in 1994 for the purpose of engaging in the business of owning and leasing automobiles. BSB Corporation is 100% owned by Beneficial Mutual Savings Bank. In 1998, BSB Union Corporation obtained approval to hold an interest in a “titling trust.” The automobile leasing operations of BSB Union Corporation are currently inactive.

Graphic Arts Insurance Agency is an insurance agency in which Beneficial Insurance Services, LLC purchased a 51% ownership interest in 2005.

Beneficial Abstract, LLC is a currently inactive title insurance company in which the Bank purchased a 40% ownership interest in 2006.

Beneficial Equity Holdings, LLC which is 100% owned by Beneficial Mutual Savings Bank was formed in 2004 and is currently inactive.

PA Real Property GP, LLC which is 100% owned by Beneficial Mutual Savings Bank is a special purpose entity formed in 2009 to manage and hold other real estate owned (OREO) properties in Pennsylvania until disposition.

NJ Real Property GP, LLC which is 100% owned by Beneficial Mutual Savings Bank is a special purpose entity formed in 2010 to manage and hold OREO properties in New Jersey until disposition.

1-8 Hedwig Court BN, LLC which is 100% owned by Beneficial Mutual Savings Bank is a special purpose entity formed in 2009 to manage and hold a specific OREO property in New Jersey until disposition.

DE Real Property Holding, Inc. which is 100% owned by Beneficial Mutual Savings Bank is a special purpose entity formed in 2011 to manage and hold OREO properties in Delaware until disposition.

REGULATION AND SUPERVISION

The following discussion describes elements of an extensive regulatory framework applicable to savings and loan holding companies and banks and specific information about the Bank, the Company and the MHC. Federal and state regulation of banks and bank and savings and loan holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than for the protection of potential shareholders and creditors.

General

The Bank is a Pennsylvania-chartered savings bank that is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking (the “Department”), as its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposits insurer. The Bank is a member of the FHLB system and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Department and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. As a federal mutual holding company, the MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company, as a federally chartered corporation, is also subject to reporting to and regulation by the Federal Reserve Board. Any change in the regulatory requirements and policies, whether by the Department, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Bank, the Company, the MHC and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated. Responsibility for the supervision and regulation of savings and loan holding companies was transferred to the Federal Reserve Board effective July 21, 2011. The Federal Reserve Board now supervises savings and loan holding companies as well as bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10.0 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator. It is unclear what impact the Dodd-Frank Act will have on our business as many of the regulations under the act are still being developed. However, we expect that we will need to make additional investments in people and systems and outside consulting and legal resources to comply with the new regulations.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. At December 31, 2011, the Bank met each of these capital requirements.

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

Interstate Banking and Branching. Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders. The Bank currently has 25 full-service locations in Burlington and Camden counties, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater (3% or greater for institutions with the highest examination rating). An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (less than 3% for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2011, the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Select Market and in the shares of an investment company registered under federal law. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under an FDIC-approved divesture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2011, the Bank held no marketable equity securities under such grandfathering authority.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital. Effective April 1, 2011, the assessment base for payment of FDIC premiums was changed from a deposit level base to an asset level base consisting of average tangible assets less average tangible equity. Prior to the April 1, 2011 effective date of the final rule, the FDIC used adjusted domestic deposits as an assessment base.

The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

The FDIC imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar special assessments during the two final quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments which totaled $1.9 million, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

The deposit insurance per account owner has been permanently raised to $250,000 for all types of accounts. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (TLGP) by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010. Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest bearing transaction account coverage and the Bank, the Company and the MHC opted to participate in the unsecured debt guarantee program. The TLGP unlimited insurance coverage on noninterest bearing transaction accounts expired on December 31, 2010.

In accordance with the Dodd-Frank Act, from December 31, 2010 through December 31, 2012, all funds in noninterest bearing transaction accounts will be insured in full by the FDIC. The term noninterest bearing transaction account generally includes a traditional checking account (or demand deposit account) on which the insured depository institution pays no interest. It does not include any transaction account that may earn interest, such as a negotiable order of withdrawal (“NOW”) account, or money-market deposit account, even if checks may be drawn on the account. The temporary full insurance coverage of noninterest bearing transaction accounts expires on December 31, 2012. After December 31, 2012, funds in noninterest-bearing transaction accounts will be insured under the FDIC’s general deposit insurance rules, subject to the Standard Maximum Deposit Insurance Amount of $250,000. Unlike the FDIC’s TLGP program, no opt outs are permitted. There is no separate assessment applicable on these covered accounts but all institutions will be required to report qualifying accounts beginning on December 31, 2010, for purposes of quantifying the FDIC’s exposure under this program. As a result of this provision of the Dodd-Frank Act, the FDIC has decided to not extend its Transaction Account Guarantee (TAG) program which ended on December 31, 2010.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds. That payment is established quarterly and for the four quarters ended December 31, 2011 averaged 0.2 basis points of assessable deposits.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At December 31, 2011 the Bank had a maximum borrowing capacity from the FHLB Pittsburgh of $757.5 million of which we had $100.0 million in outstanding borrowings, $145.0 million in future dated borrowings, and $68.1 million in outstanding letters of credit. The balance remaining of $444.4 million is our additional borrowing capacity with the FHLB at December 31, 2011. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with requirements for FHLB Pittsburgh with an investment of $18.9 million at December 31, 2011.

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

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and related regulations which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•

The Gramm-Leach-Bliley Act, which prohibits a financial institution from disclosing nonpublic personal information about a consumer to nonaffiliated third parties, unless the institution satisfies various notice and opt-out requirements.

•

The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities – known as “red flags”.

•

Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

Holding Company Regulation

General. The Company and the MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. The Federal Reserve Bank has enforcement authority over the Company and the MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Bank to restrict or prohibit activities that are determined to be a serious risk to the Bank.

The Office of the Comptroller of the Currency (the “OCC”) also takes the position that its capital distribution regulations apply to state savings banks in savings and loan holding company structures. Those regulations impose limitations upon all capital distributions by an institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

To be regulated as a savings and loan holding company (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender (“QTL”). To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test. Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed and related securities, but also including education, credit and small business loans) in at least nine months out of each 12-month period. At December 31, 2011, the Bank maintained 79.6% of its portfolio assets in qualified thrift investments. For the year ended December 31, 2011, the Bank met the QTL test in at least nine months out of each of the 12-month period as required.

Restrictions Applicable to Mutual Holding Companies. According to federal law and regulations, a mutual holding company, such as the MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (4) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (5) furnishing or performing management services for a savings association subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings association subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (10) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Federal Reserve Board. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings bank subsidiary of a savings and loan holding company fails to meet the QTL test, the company is subject to certain operating restrictions, including dividend limitations. In addition, the Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action as a violation of law.

Stock Holding Company Subsidiary Regulation. The Federal Reserve board has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. We have adopted this form of organization, pursuant to which the Company is permitted to engage in activities that are permitted for the MHC subject to the same restrictions and conditions.

Waivers of Dividends by Beneficial Savings Bank MHC. Federal Reserve Board regulations require the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. The Federal Reserve Board reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (1) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (2) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (3) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The MHC did not waive dividends prior to December 1, 2009.

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

Conversion of Beneficial Savings Bank MHC to Stock Form. Federal Reserve Board regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the banks Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than the MHC own the same percentage of common stock in the new holding company as they owned in the Company immediately before conversion. The total number of shares held by stockholders other than the MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve Board. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Financial Reform Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repeals non-payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank, Company and MHC.

Effective July 21, 2011, the Bank began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. The Bank has been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase the Bank’s interest expense in the future.

Effective October 1, 2011, debit-card interchange regulations were issued that capped interchange rates at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future. The Bank recognized $4.5 million of interchange revenue during the year ended December 31, 2011.

Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. In 2010, an examination of the 2007 consolidated federal income tax return was completed by the IRS and the Company received net refunds of $1.9 million, primarily related to certain losses on securities that were not reflected on the original tax return. The tax years 2008 through 2010 remain subject to examination by the IRS, Pennsylvania and Philadelphia taxing authorities. The tax years 2007 through 2010 remain subject to examination by New Jersey taxing authorities. For 2011, the Bank’s maximum federal income tax rate was 35%.

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

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves as of December 31, 1987. Approximately $2.3 million of income tax related to our accumulated bad debt reserves would not be recognized unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2011 tax rate was 6.45% on net income and 0.14% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

Executive Officers of the Registrant

The Board of Directors annually elects the executive officers of MHC, the Company, and the Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of the MHC, the Company and the Bank
Thomas D. Cestare	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank
James E. Gould	Executive Vice President and Chief Lending Officer of the MHC, the Company and the Bank
Denise Kassekert	Executive Vice President of the MHC, the Company and the Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2011.

Gerard P. Cuddy is our President and Chief Executive Officer, effective January 1, 2007, and also serves as the Chairman of the Board. From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank and from 2002 to 2005, Mr. Cuddy served as a Senor Vice President of Fleet/Bank of America. Prior to Mr. Cuddy’s service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup. Age 52.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010. Prior to joining the Company and Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp, Inc. Mr. Cestare is a certified public accountant who was a Partner with the public accounting firm of KPMG LLP prior to joining Sovereign Bancorp in 2005. Age 43.

James E. Gould joined Beneficial Bank as Executive Vice President and Chief Lending Officer of Beneficial Bank in May 2011. Prior to joining the Company and Bank, Mr. Gould served as Managing Director of Private Banking for Wilmington Trust Bank in the Pennsylvania and Southern New Jersey Regions. Prior to joining Wilmington Trust Bank in 2007, Mr. Gould was Senior Vice President and Regional Managing Director of Credit for Wachovia Bank’s Wealth Management Division. Age 64.

Denise Kassekert was a Senior Vice President of Community Banking of Beneficial Bank since 2007 and was promoted to Executive Vice President in July, 2008. Prior to joining Beneficial, Ms. Kassekert served as Senior Vice President of Sun National Bank in Vineland, NJ. Age 60.

Item 1A.	RISK FACTORS

A return to recessionary conditions or status quo in the current economic environment could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid 2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume and overall profitability. In addition, our deposits are subject to increases in interest rates and as interest rates rise we may lose these deposits if we do not pay competitive interest rates which may affect our liquidity and profits. At December 31, 2011, an increase in interest rates of 200 basis points would result in a decrease in net interest income of 0.91% and economic value of equity of 6.69%.

Our emphasis on commercial real estate, commercial construction and commercial business loans may expose us to increased lending risks.

At December 31, 2011, $780.6 million, or 30.3%, of our loan portfolio consisted of commercial real estate and commercial construction loans, including loans for the acquisition and development of property, and $429.3 million, or 16.7%, of our loan portfolio consisted of commercial business loans. At December 31, 2011, we had a total of 70 land acquisition and development loans totaling $205.8 million included in commercial real estate and commercial construction loans, which consist of 23 residential land acquisition and development loans totaling $96.6 million and 47 commercial land acquisition and development loans totaling $109.2 million.

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

Although credit costs have decreased from the prior year, credit costs continue to have a significant impact on our financial results. During the year ended December 31, 2011, the Bank recorded a provision for credit losses in the amount of $37.5 million compared to $70.2 million for the year ended December 31, 2010. The significantly elevated provision in 2010 was primarily driven by specific reserves required for commercial real estate loans. Non-performing assets increased $13.7 million to $154.1 million at December 31, 2011, as compared to $140.4 million at December 31, 2010 primarily due to increases in nonperforming commercial construction and commercial business loans due to continued slow economic growth. Given the increase in nonperforming assets, we continued to build our reserves during the year and at December 31, 2011, the Company’s allowance for loan losses totaled $54.2 million, or 2.10% of total loans, compared to $45.4 million, or 1.62% of total loans, at December 31, 2010. We expect the provision for credit losses will remain elevated in 2012 as we continue to focus on reducing our non-performing asset levels.

A substantial portion of our loan portfolio consists of consumer loans secured by rapidly depreciable assets.

At December 31, 2011, our loan portfolio included $160.0 million in automobile loans, which represented 6.2% of our total loan portfolio at that date. In addition, at December 31, 2011, other consumer loans totaled $576.7 million, or 22.4%, of our loan portfolio. Included in other consumer loans is approximately $3.1 million in loans secured by manufactured housing and mobile homes, $36.9 million in loans secured by recreational vehicles and $27.4 million in loans secured by boats. Also included in other consumer loans are educational loans of $234.8 which are generally 98% government guaranteed loans. Consumer loans secured by rapidly depreciable assets such as automobiles, recreational vehicles and boats, may subject us to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

We rely heavily on high-average balance municipal deposits as a source of funds and a reduced level of those deposits may adversely affect our liquidity and our profits.

Municipal deposits, consisting primarily of interest earning checking accounts, are a significant source of funds for our lending and investment activities. At December 31, 2011, $679.1 million, or 18.9% of our total deposits, consisted of municipal deposits. For the year ended December 31, 2011, the balance of municipal deposits decreased $393.5 million, or 36.7%, as a result of the planned run-off of higher rate non-relationship based accounts. The average balance of municipal deposit relationships is significantly higher than the average balance of all deposit relationships. The average number of deposits totaled 1,622 and the average balance of an account totaled $538 thousand. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal checking accounts are demand deposits and are therefore considered rate-sensitive instruments. If we are forced to pay higher rates on our municipal checking accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Pittsburgh, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on the municipal deposits, which would adversely affect our profits.

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

Higher FDIC deposit insurance premiums and assessments will adversely affect our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $1.9 million. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $18.8 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FDIC, as insurer of our deposits, and by the Department as our primary regulator. The MHC and the Company are subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.

The preparation of our tax returns requires the use of estimates and interpretations of complex tax laws and regulations and are subject to review by taxing authorities.

We are subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense and filing returns, we must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We are subject to ongoing tax examinations and assessments in various jurisdictions.

As of December 31, 2011, the Company had net deferred tax assets totaling $38.0 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company and the MHC, became regulated by the Federal Reserve Board. The Federal Reserve Board will continue to supervise all bank holding companies and will assume jurisdiction over savings and loan holding companies such as the Company and the MHC.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements, the Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In addition, the Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implementation of federal consumer financial protection and fair lending laws for the depository institution regulators. Furthermore, the Dodd-Frank Act repeals payment of interest on commercial demand deposits, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. It is unclear what impact the Dodd-Frank Act will have on our business as many of the regulations under the act are still being developed. However, we expect that we will need to make additional investment in people, systems, and outside consulting and legal resources to comply with the new regulations.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

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

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on equity was reduced due to the large amount of capital that we raised in our 2007 stock offering and to expenses we will incur in pursuing our growth strategies, the costs of being a public company and added expenses associated with our employee stock ownership plan and equity incentive plan. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below the median return on equity for publicly traded thrifts, which may negatively affect the market price of our common stock.

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

Federal Reserve Board regulations and anti-takeover provisions in our charter restrict the accumulation of our common stock, which may adversely affect our stock price.

Federal Reserve Board regulations provide that for a period of three years following the date of the completion of the stock offering, no person, acting alone, together with associates or in a group of persons acting in concert, will directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the Federal Reserve Board. In addition, the Company’s charter provides that, for a period of five years from the date of the stock offering, no person, other than the MHC may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of the Company. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These restrictions make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We conduct our business through our main office and branch offices. Our retail market area primarily includes all of the area surrounding our 60 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington and Camden Counties in New Jersey, while our lending market also includes Gloucester and Mercer Counties in New Jersey. The Company owns 37 properties and leases 23 other properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 14 offices in Philadelphia County, and one banking office and one lending office in Chester County. In New Jersey, we serve our customers through our 20 offices in Burlington County and five offices in Camden County. In addition, Beneficial Insurance operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County. All branches and offices are adequate for business operation.

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

In April 2011, we were notified of a lawsuit that was filed with the Court of Common Pleas of Philadelphia County against the Bank related to the notices that we issue to customers in connection with automobile repossessions. During the quarter ended December 31, 2011, the Bank and the plaintiff agreed to a $1.2 million settlement of this lawsuit.

While the Bank continues to deny the material allegations made in the complaint and denies any and all liabilities with respect to the allegations, the Bank decided to settle the lawsuit for $1.2 million for the purposes of avoiding the burden, expense and uncertainty of continuing litigation.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The information regarding the market for the Company’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in the Company’s 2011 Annual Report to Stockholders.

Purchases of Equity Securities

The Company repurchased shares of its common stock during the year ended December 31, 2011.

The following table sets forth information regarding the Company’s repurchases of its common stock during the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2011	—	—	—	2,500,000
November 1 through November 30, 2011	67,500	8.11	67,500	2,432,500
December 1 through December 31, 2011	39,300	8.24	39,300	2,393,200

(1)	On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.

Item 6.	SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2011 Annual Report to Stockholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2011 Annual Report to the Stockholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the 2011 Annual Report to Stockholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the section captioned “Consolidated Financial Statements” in the 2011 Annual Report to Stockholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy President and Chief Executive Officer	Thomas D. Cestare Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beneficial Mutual Bancorp, Inc. and Subsidiaries

Philadelphia, Pennsylvania

We have audited the internal control over financial reporting of Beneficial Mutual Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 14, 2012

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Mutual Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Mutual Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Mutual Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Mutual Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Mutual Bancorp, Inc’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2011.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,086,100	10.74	1,799,995

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,086,100	10.74	1,799,995

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in Beneficial Mutual Bancorp Inc.’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description
3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)
4.1	Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
10.1	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy * (3)
10.2	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Thomas D. Cestare * (4)
10.3	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and James E. Gould * (5)
10.4	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Robert J. Bush * (3)
10.5	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Denise Kassekert * (3)
10.6	Amendment to Beneficial Mutual Savings Bank Executive Salary Continuation Plan for Andrew J. Miller* (3)
10.7	Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank* (3)
10.8	Second Amendment to the Beneficial Mutual Savings Bank Board of Managers Non-Vested Deferred Compensation Plan* (3)
10.9	Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan* (6)
10.10	Beneficial Bank Board of Trustees’ Non-vested Deferred Compensation Plan * (1)
10.11	Beneficial Bank Stock-Based Deferral Plan * (1)
10.12	Severance Pay Plan for Eligible Employees of Beneficial Mutual Savings Bank * (7)
10.13	Separation Agreement and General Release between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Andrew J. Miller * (8)
13.0	Annual Report to Stockholders
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 – Subsidiaries”
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2011.
(6)	Incorporated herein by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Date: March 14, 2012	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer	March 14, 2012
Gerard P. Cuddy	and Director
(principal executive officer)

/s/ Thomas D. Cestare	Executive Vice President and Chief	March 14, 2012
Thomas D. Cestare	Financial Officer
(principal financial and
accounting officer)

/s/ Edward G. Boehne	Director	March 14, 2012
Edward G. Boehne

/s/ Karen Buchholz	Director	March 14, 2012
Karen Buchholz

/s/ Frank A. Farnesi	Director	March 14, 2012
Frank A. Farnesi

/s/ Donald F. Gayhardt v	Director	March 14, 2012
Donald F. Gayhardt

/s/ Elizabeth H. Gemmill	Director	March 14, 2012
Elizabeth H. Gemmill

/s/ Thomas F. Hayes	Director	March 14, 2012
Thomas F. Hayes

/s/ Charles Kahn, Jr.	Director	March 14, 2012
Charles Kahn, Jr.

/s/ Thomas J. Lewis	Director	March 14, 2012
Thomas J. Lewis

/s/ Joseph J. McLaughlin	Director	March 14, 2012
Joseph J. McLaughlin

/s/ Michael J. Morris	Director	March 14, 2012
Michael J. Morris

/s/ George W. Nise	Director	March 14, 2012
George W. Nise

/s/ Roy D. Yates	Director	March 14, 2012
Roy D. Yates