Form 10-Q
period 2012-03-31
Beneficial Mutual Bancorp Inc
filed 2012-05-03
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2012, there were 80,065,742 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 34,272,967 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$42,391	$41,130
Overnight Investments	141,929	306,826

Total cash and cash equivalents	184,320	347,956
INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $1,060,645 and $842,354 at March 31, 2012 and December 31, 2011, respectively)	1,091,268	875,011
Held-to-maturity (estimated fair value of $459,811 and $487,023 at March 31, 2012 and December 31, 2011, respectively)	454,659	482,695
Federal Home Loan Bank stock, at cost	17,986	18,932

Total investment securities	1,563,913	1,376,638

LOANS:	2,551,660	2,576,129
Allowance for loan losses	(55,120)	(54,213)

Net loans	2,496,540	2,521,916

ACCRUED INTEREST RECEIVABLE	16,917	16,401

BANK PREMISES AND EQUIPMENT, Net	59,623	59,913

OTHER ASSETS:
Goodwill	110,486	110,486
Bank owned life insurance	35,648	35,277
Other intangibles	12,423	13,334
Other assets	117,018	114,183

Total other assets	275,575	273,280

TOTAL ASSETS	$4,596,888	$4,596,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$292,241	$278,968
Interest-bearing deposits	3,295,538	3,315,834

Total deposits	3,587,779	3,594,802
Borrowed funds	235,339	250,335
Other liabilities	140,928	121,587

Total liabilities	3,964,046	3,966,724

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of March 31, 2012 and December 31, 2011	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,267,457 and 82,267,457 issued and 80,218,142 and 80,292,707 outstanding, as of March 31, 2012 and December 31,2011, respectively	823	823
Additional paid-in capital	351,638	351,107
Unearned common stock held by employee stock ownership plan	(19,195)	(19,856)
Retained earnings	319,213	315,268
Accumulated other comprehensive loss	(2,186)	(1,162)
Treasury Stock at cost 2,049,315 shares and 1,974,750 shares March 31, 2012 and December 31,2011, respectively	(17,451)	(16,800)

Total stockholders’ equity	632,842	629,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,596,888	$4,596,104

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Interest and fees on loans	$32,309	$35,827
Interest on overnight investments	161	102
Interest on trading securities	—	26
Interest and dividends on investment securities:
Taxable	9,163	9,972
Tax-exempt	792	992

Total interest income	42,425	46,919
INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	1,205	2,430
Money market and savings deposits	2,121	2,405
Time deposits	2,591	3,119

Total	5,917	7,954
Interest on borrowed funds	2,056	2,269

Total interest expense	7,973	10,223

Net interest income	34,452	36,696
Provision for loan losses	7,500	10,000

Net interest income after provision for loan losses	26,952	26,696

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	2,161	2,537
Service charges and other income	3,572	3,625
Mortgage banking income	873	68
Net gain on sale of investment securities	441	186
Trading securities profits	—	81

Total non-interest income	7,047	6,497

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,324	15,009
Occupancy expense	2,463	3,093
Depreciation, amortization and maintenance	2,159	2,248
Marketing expense	882	897
Intangible amortization expense	912	860
FDIC Insurance	1,034	1,639
Restructuring charge	—	4,096
Other	7,837	6,361

Total non-interest expense	29,611	34,203

Income (Loss) before income taxes	4,388	(1,010)
Income tax expense (benefit)	443	(112)

NET INCOME (LOSS)	$3,945	$(898)

EARNINGS (LOSS) PER SHARE – Basic	$0.05	$(0.01)
EARNINGS (LOSS) PER SHARE – Diluted	$0.05	$(0.01)

Average common shares outstanding – Basic	77,047,170	77,006,186
Average common shares outstanding – Diluted	77,225,687	77,006,186

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income (loss)	$3,945	$(898)
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains/(losses) on available for sale securities arising during the year (net of deferred tax of $574 and $1,528 for the three months ended March 31, 2012 and 2011, respectively)	(1,019)	(2,839)
Reclassification adjustment for gains on available for sale securities included in net income (net of tax of $161 and $65 for the three months ended March 31, 2012 and 2011, respectively)	(280)	(121)
Defined benefit pension plans:
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $211 and $1,529 for the three months ended March 31, 2012 and 2011, respectively)	275	(4,335)

Total other comprehensive loss	(1,024)	(7,295)

Comprehensive income/(loss)	$2,921	$(8,193)

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	82,267,457	$823	$351,107	$(19,856)	$315,268	$(16,800)	$(1,162)	$629,380
Net Income					3,945			3,945
KSOP shares committed to be released			(71)	661				590
Stock option expense			310					310
Restricted stock expense			292					292
Purchase of treasury stock						(651)		(651)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $574)							(1,019)	(1,019)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $161)							(280)	(280)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $211)							275	275

BALANCE, MARCH 31, 2012	82,267,457	$823	$351,638	$(19,195)	$319,213	$(17,451)	$(2,186)	$632,842

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$3,945	$(898)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,500	10,000
Depreciation and amortization	1,354	1,402
Intangible amortization	912	860
Net gain on sale of investments	(441)	(186)
Accretion of discount on investments	(285)	(411)
Amortization of premium on investments	1,513	154
Gain on sale of loans	(447)	—
Deferred income taxes	—	279
Net loss from disposition of premises and equipment	—	947
Other real estate impairment	352	56
Amortization of KSOP	590	679
Increase in bank owned life insurance	(371)	(351)
Stock based compensation expense	601	607
Origination of loans held for sale	(35,530)	—
Proceeds from sale of loans	32,148	—
Purchases of trading securities	—	(186,070)
Proceeds from sale of trading securities	—	192,296
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	(516)	471
Accrued interest payable	(242)	71
Income taxes payable (receivable)	1,490	(430)
Other liabilities	1,545	(27,195)
Other assets	130	58,064

Net cash provided by operating activities	14,248	50,345

INVESTING ACTIVITIES:
Loans originated or acquired	(121,500)	(141,611)
Principal repayment on loans	138,534	154,178
Purchases of investment securities available for sale	(293,538)	—
Proceeds from sales and maturities of investment securities available for sale	66,460	158,121
Purchases of investment securities held to maturity	(1,803)	(1,582)
Proceeds from maturities, calls or repayments of investment securities held to maturity	29,117	10,260
Net proceeds from sales (purchases) of money market funds	27,244	(5,789)
Redemption of Federal Home Loan Bank stock	946	1,162
Proceeds from sale of other real estate owned	343	535
Purchases of premises and equipment	(1,064)	(557)
Proceeds from other investing activities	47	52

Net cash (used in) provided by investing activities	(155,214)	174,769

FINANCING ACTIVITIES:
Net decrease in borrowed funds	(14,996)	(12,996)
Net increase (decrease) in checking, savings and demand accounts	28,636	(73,525)
Net (decrease) increase in time deposits	(35,659)	36,695
Purchase of treasury stock	(651)	—

Net cash used in financing activities	(22,670)	(49,826)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(163,636)	175,288
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347,956	90,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,320	$265,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$8,215	$10,152
Cash payments for income taxes	1,179	—
Transfers of loans to other real estate owned	4,672	165
Transfers of bank branches to fixed assets held for sale	—	553
Securities purchased and not yet settled	54,137	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 14, 2012. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are as follows: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements

These unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses, goodwill, fair value, other intangible assets and income taxes.

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices, as of March 30, 2012, throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision (the “OTS”), which previously served as the primary federal regulator of the Company and Beneficial Savings Bank MHC (the “MHC”), was eliminated on July 21, 2011. As a result of the elimination of the OTS, savings and loan holding companies, such as the Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The deposits of the Bank are insured by the Deposit Insurance Fund of the FDIC.

NOTE 3 – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 12 for further discussion of stock grants.

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2012	2011
Basic and diluted earnings per share:
Net income (loss)	$3,945	$(898)
Basic average common shares outstanding	77,047,170	77,006,186
Effect of dilutive securities	178,517	—

Dilutive average shares outstanding	77,225,687	77,006,186
Net earnings (loss) per share
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

For the three months ended March 31, 2012, there were 2,427,000 outstanding options and 128,000 restricted stock grants that were anti-dilutive for the earnings per share calculation. For the three months ended March 31, 2011, there were 1,911,300 outstanding options and no restricted stock grants that were anti-dilutive for the earnings per share calculation. There were 205,004 average shares outstanding for the three months ended March 31, 2011 which were not included in the computation of diluted earnings per share as the result would have been anti-dilutive under the “if converted” method as the Company was in a net loss position.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
(Dollars in thousands)	Investment Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,117	$984	$—	$3,101
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	38,665	1	84	38,582
GNMA guaranteed mortgage certificates	7,568	243	—	7,811
Collateralized mortgage obligations	162,446	2,015	109	164,352
Other mortgage-backed securities	736,097	25,317	553	760,861
Municipal bonds	84,373	4,324	—	88,697
Pooled trust preferred securities	13,225	—	1,670	11,555
Money market, CDs and mutual funds	16,154	156	1	16,309

Total	$1,060,645	$33,040	$2,417	$1,091,268

	March 31, 2012
	Investment Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
GNMA guaranteed mortgage certificates	$576	$—	$31	$545
Other mortgage-backed securities	400,541	4,862	—	405,403
Collateralized mortgage obligations	41,112	152	—	41,264
Municipal bonds	10,430	168	—	10,598
Foreign bonds	2,000	1	—	2,001

Total	$454,659	$5,183	$31	$459,811

	December 31, 2011
(Dollars in thousands)	Investment Securities Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,478	$691	$30	$3,139
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	204	—	1	203
GNMA guaranteed mortgage certificates	7,874	232	—	8,106
Other mortgage-backed securities	509,434	27,017	—	536,451
Collateralized mortgage obligations	180,029	2,451	85	182,395
Municipal bonds	85,503	4,653	2	90,154
Pooled trust preferred securities	13,433	—	2,280	11,153
Money market and mutual funds	43,399	40	29	43,410

Total	$842,354	$35,084	$2,427	$875,011

	December 31, 2011
	Investment Securities Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
GNMA guaranteed mortgage certificates	$589	$—	$30	$559
Other mortgage-backed securities	422,011	3,987	9	425,989
Collateralized mortgage obligations	47,620	199	—	47,819
Municipal bonds	11,975	182	—	12,157
Foreign bonds	500	—	1	499

Total	$482,695	$4,368	$40	$487,023

During the three months ended March 31, 2012, the Bank sold a $6.3 million mortgage-backed security, $461 thousand of equity securities and $91 thousand of other securities that resulted in a gain of $441 thousand.

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

The Company reviewed its portfolio for the quarter ended March 31, 2012, and with respect to debt and equity securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $1.7 million related to its pooled trust preferred securities as of March 31, 2012 compared to an unrealized loss of $2.3 million at December 31, 2011. Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.

Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include the application of default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.

At March 31, 2012, the Company had two pooled trust securities totaling $13.2 million with an unrealized loss of $1.7 million. The following table presents a summary of the significant inputs used in estimating potential credit losses for pooled trust preferred securities for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100.0%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, was rated Aa3 by Moody’s and BB+ by Standard & Poor’s, which represents a rating of below investment grade. At March 31, 2012, the book value of the security totaled $6.4 million and the fair value totaled $6.0 million, representing an unrealized loss of $0.4 million, or 6.4%. At March 31, 2012, there were a total of 28 banks currently performing of the 39 remaining banks in the security pool. A total of 18.2%, or $59.0 million, of the current collateral of $323.6 million has defaulted and 13.3%, or $43.0 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in March 2012, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.7% of defaults from the remaining performing collateral of $221.6 million. Excess subordination for the Trapeza 2003-4A Class A1A security represents 71.3% of the remaining performing collateral. The excess subordination of 71.3% is calculated by taking the remaining performing collateral of $221.6 million, subtracting the Class A-1 or senior tranche balance of $63.6 million and dividing this result, $158.0 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche. Based on our analysis, we concluded that there was no credit impairment for this security.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and CCC- by Standard & Poor’s, which represents a rating of below investment grade. At March 31, 2012, the book value of the security totaled $6.8 million and the fair value totaled $5.5 million, representing an unrealized loss of $1.3 million, or 18.5%. At March 31, 2012, there were a total of 31 banks currently performing of the 41 remaining banks in the security pool. A total of 16.9%, or $35.0 million, of the current collateral of $207.7 million has defaulted and 7.8%, or $16.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in May 2012, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.1% of defaults from the remaining performing collateral of $156.5 million. Excess subordination for the US Capital Fund III A-1 security represents 49.1% of the remaining performing collateral. The excess subordination of 49.1% is calculated by taking the remaining performing collateral of $156.5 million, subtracting the Class A-1 or senior tranche balance of $79.6 million and dividing this result, $76.9 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche. Based on our analysis, we concluded that there was no credit impairment for this security.

The following tables provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	At March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE and Agency Notes	$38,418	$84	$63	$—	$38,481	$84
Mortgage-backed securities	167,354	553	546	31	167,900	584
Municipal and other bonds	—	—	—	—	—	—
Pooled trust preferred securities	—	—	11,555	1,670	11,555	1,670
Collateralized mortgage obligations	25,730	109	—	—	25,730	109
Foreign Bonds	—	—	—	—	—	—

Subtotal, debt securities	231,502	746	12,164	1,701	243,666	2,447
Equity securities	—	—	—	—	—	—
Mutual Funds	426	1	—	—	426	1

Total temporarily impaired securities	$231,928	$747	$12,164	$1,701	$244,092	$2,448

(Dollars in thousands)	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE and Agency Notes	$—	$—	$103	$1	$103	$1
Mortgage-backed securities	30,186	9	559	30	30,745	39
Municipal and other bonds	—	—	1,205	2	1,205	2
Pooled trust preferred securities	—	—	11,153	2,280	11,153	2,280
Collateralized mortgage obligations	27,157	85	106	—	27,263	85
Foreign Bonds	499	1	—	—	499	1

Subtotal, debt securities	57,842	95	13,126	2,313	70,968	2,408
Equity securities	211	30	—	—	211	30
Mutual Funds	984	29	—	—	984	29

Total temporarily impaired securities	$59,037	$154	$13,126	$2,313	$72,163	$2,467

The following table sets forth the stated maturities of the investment securities at March 31, 2012 and December 31, 2011.

(Dollars are in thousands)	March 31, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Available-for-sale:
Due in one year or less	$3,995	$4,008	$3,983	$4,016
Due after one year through five years	10,016	10,382	10,065	10,465
Due after five years through ten years	212,073	215,672	186,265	190,455
Due after ten years	72,910	73,409	79,142	79,256
Mortgage-backed securities	743,665	768,672	517,308	544,556
Equity securities	2,117	3,101	2,478	3,139
Money market and mutual funds	15,869	16,024	43,113	43,124

Total	$1,060,645	$1,091,268	$842,354	$875,011

Held-to-maturity:
Due in one year or less	$9,070	$9,099	$10,615	$10,672
Due after one year through five years	2,730	2,778	1,230	1,275
Due after five years through ten years	41,742	41,986	48,250	48,529
Due after ten years	—	—	—	—
Mortgage-backed securities 401,117	401,117	405,948	422,600	426,547

Total	$454,659	$459,811	$482,695	$487,023

At March 31, 2012 and December 31, 2011, $428.2 million and $543.1 million, respectively, of securities were pledged to secure municipal deposits. At March 31, 2012 and December 31, 2011, the Company had $136.2 million and $141.3 million, respectively, of securities pledged as collateral on secured borrowings. At March 31, 2012 and December 31, 2011, the Company also pledged $200 thousand and $216 thousand, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

At March 31, 2012 and December 31, 2011, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $18.0 million and $18.9 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at March 31, 2012 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 5 – LOANS

Major classifications of loans at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial:
Commercial real estate	$564,366	$547,010
Commercial business loans	413,980	429,266
Commercial construction	236,198	233,545

Total Commercial	1,214,544	1,209,821
Residential
Residential real estate	597,228	623,955
Residential construction	4,727	5,581

Total real estate loans	601,955	629,536
Consumer loans:
Home equity	260,292	268,793
Personal	68,718	73,094
Education	231,566	234,844
Automobile	174,585	160,041

Total consumer loans	735,161	736,772

Total loans	2,551,660	2,576,129
Allowance for losses	(55,120)	(54,213)

Loans, net	$2,496,540	$2,521,916

Included in the balance of residential loans are $3.8 million and $1.3 million of loans held for sale at March 31, 2012 and December 31, 2011, respectively. These loans are carried at estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the three months ended March 31, 2012, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $31.7 million and recorded mortgage banking income of approximately $873 thousand related to the valuation of servicing rights and the gain recognized on the sale of these loans. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchaser of the loans.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral deficiency on all loans at 90 days past due and all loans rated substandard or worse, as a result, no specific valuation allowance was maintained at March 31, 2012 or December 31, 2011. The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, is as follows:

	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2012	2011	2011
Balance, beginning of year	$54,213	$45,366	$45,366
Provision for loan losses	7,500	10,000	37,500
Charge-offs	(7,051)	(9,158)	(35,034)
Recoveries	458	1,203	6,381

Balance, end of period	$55,120	$47,411	$54,213

The following tables set forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2012 and for the year ended December 31, 2011:

March 31, 2012 (Dollars in thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	1,293	3,433	1,434	52	264	199	74	36	266	—	7,051
Recoveries	30	159	31	3	—	81	36	—	118	—	458
Provision	1,554	3,513	1,503	87	450	140	56	46	151	—	7,500

Allowance ending balance	$16,545	$15,615	$14,891	$1,658	$251	$2,042	$1,873	$289	$1,406	$550	$55,120

Allowance ending balance
Individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	16,545	15,615	14,891	1,658	251	2,042	1,873	289	1,406	550	55,120

Total Allowance	$16,545	$15,615	$14,891	$1,658	$251	$2,042	$1,873	$289	$1,406	$550	$55,120

Financing receivable:
Ending balance
Individually evaluated for impairment	$38,621	$33,399	$30,976	$11,681	$1,885	$1,032	$355	—	—	—	$117,949
Collectively evaluated for impairment	525,745	380,581	205,222	585,547	2,842	259,260	68,363	231,566	174,585	—	2,433,711

Total Portfolio	$564,366	$413,980	$236,198	$597,228	$4,727	$260,292	$68,718	$231,566	$174,585	$—	$2,551,660

December 31, 2011 (Dollars in thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	8,508	5,897	16,063	968	36	587	1,643	147	1,185	—	35,034
Recoveries	651	1,027	3,333	28	—	461	310	—	571	—	6,381
Provision	9,318	5,839	18,225	706	71	10	2,211	129	991	—	37,500

Allowance ending balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	16,254	15,376	14,791	1,620	65	2,020	1,855	279	1,403	550	54,213

Total Allowance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Financing receivable:
Ending balance
Individually evaluated for impairment	$38,324	$31,666	$40,349	$12,477	$1,850	$499	$436	$—	$97	$—	$125,698
Collectively evaluated for impairment	508,686	397,600	193,196	611,478	3,731	268,294	72,658	234,844	159,944	—	2,450,431

Total Portfolio	$547,010	$429,266	$233,545	$623,955	$5,581	$268,793	$73,094	$234,844	$160,041	$—	$2,576,129

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

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the bank’s position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in one classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral deficiency on all loans classified as substandard or worse. In all cases, loans are placed on nonaccrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at March 31, 2012 and December 31, 2011:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	March 31, 2012
	Commercial Real Estate		Commercial Business		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$508,431	90%	$352,816	85%	$194,500	82%	$585,547	98%	$2,842	60%	$1,644,136	90%
Special Mention	17,314	3%	27,765	7%	10,722	5%	—	—%	—	—%	55,801	3%
Substandard	32,348	6%	29,774	7%	24,510	10%	11,681	2%	1,885	40%	100,198	6%
Doubtful	6,273	1%	3,625	1%	6,466	3%	—	—%	—	—%	16,364	1%

Total	$564,366	100%	$413,980	100%	$236,198	100%	$597,228	100%	$4,727	100%	$1,816,499	100%

	December 31, 2011
	Commercial Real Estate		Commercial Business		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$499,976	91%	$367,525	86%	$175,825	75%	$611,478	98%	$3,731	67%	$1,658,535	90%
Special Mention	8,710	2%	30,075	7%	17,371	8%	—	—%	—	—%	56,156	3%
Substandard	31,382	6%	27,672	6%	30,483	13%	12,477	2%	1,850	33%	103,864	6%
Doubtful	6,942	1%	3,994	1%	9,866	4%	—	—%	—	—%	20,802	1%

Total	$547,010	100%	$429,266	100%	$233,545	100%	$623,955	100%	$5,581	100%	$1,839,357	100%

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged off when they become 90 days delinquent with the exception of education loans which are guaranteed by the government. The following tables set forth the consumer loan risk profile based on payment activity at March 31, 2012 and December 31, 2011:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	March 31, 2012
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$259,260	100%	$68,363	99%	$205,475	89%	$174,585	100%	$707,683	96%
Nonperforming	1,032	—%	355	1%	26,091	11%	—	—%	27,478	4%

Total	$260,292	100%	$68,718	100%	$231,566	100%	$174,585	100%	$735,161	100%

	December 31, 2011
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$268,294	100%	$72,658	99%	$206,421	88%	$159,944	100%	$707,317	96%
Nonperforming	499	—%	436	1%	28,423	12%	97	—%	29,455	4%

Total	$268,793	100%	$73,094	100%	$234,844	100%	$160,041	100%	$736,772	100%

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

The following tables provide information about delinquent and non-accrual loans in our portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Loans

As of March 31, 2012

(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total Past Due		Current		Total Loans		Recorded Investment >90 Days And Accruing	Non- Accruing
Commercial:
Commercial real estate	$6,166	21%	$1,764	15%	$18,640	20%	$26,570	20%	$537,796	22%	$564,366	22%	$—	$32,765	32%
Commercial business loans	3,885	13%	423	4%	16,437	18%	20,745	16%	393,235	16%	413,980	16%	—	25,874	26%
Commercial construction	1,906	7%	—	—%	22,678	25%	24,584	18%	211,614	9%	236,198	9%	—	27,121	27%

Total commercial	$11,957	41%	$2,187	19%	$57,755	63%	$71,899	54%	$1,142,645	47%	$1,214,544	47%	$—	$85,760	85%
Residential:
Residential real estate	$2,305	8%	$1,353	11%	$6,103	7%	$9,761	7%	$587,467	24%	$597,228	24%	$—	$11,681	12%
Residential construction	—	—%	—	—%	1,571	2%	1,571	1%	3,156	—%	4,727	—%	—	1,885	2%

Total residential	$2,305	8%	$1,353	11%	$7,674	9%	$11,332	8%	$590,623	24%	$601,955	24%	$—	$13,566	14%
Consumer loans:
Home equity & lines of credit	$965	3%	$184	2%	$295	—%	$1,444	1%	$258,848	11%	$260,292	10%	$—	$1,032	1%
Personal	433	2%	25	—%	187	—%	645	1%	68,073	3%	68,718	3%	—	355	—%
Education	12,169	41%	7,835	67%	26,091	28%	46,095	35%	185,471	8%	231,566	9%	26,091	—	—%
Automobile	1,583	5%	164	1%	—	—%	1,747	1%	172,838	7%	174,585	7%	—	—	—%

Total consumer	$15,150	51%	$8,208	70%	$26,573	28%	$49,931	38%	$685,230	29%	$735,161	29%	$26,091	$1,387	1%

Total	$29,412	100%	$11,748	100%	$92,002	100%	$133,162	100%	$2,418,498	100%	$2,551,660	100%	$26,091	$100,713	100%

Aged Analysis of Past Due and Non-accrual Loans

As of December 31, 2011

(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total Past Due		Current		Total Loans		Recorded Investment >90 Days And Accruing	Non- Accruing
Commercial:
Commercial real estate	$3,307	10%	$998	5%	$20,229	21%	$24,534	17%	$522,476	21%	$547,010	21%	$—	$29,367	27%
Commercial business loans	1,836	6%	3,020	16%	15,718	17%	20,574	14%	408,692	17%	429,266	17%	—	26,959	25%
Commercial construction	2,483	8%	461	3%	22,526	24%	25,470	17%	208,075	9%	233,545	9%	—	36,222	34%

Total commercial	$7,626	24%	$4,479	24%	$58,473	62%	$70,578	48%	$1,139,243	47%	$1,209,821	47%	$—	$92,548	86%
Residential:
Residential real estate	$2,654	8%	$1,544	8%	$6,159	6%	$10,357	7%	$613,598	25%	$623,955	24%	$—	$12,477	11%
Residential construction	—	—%	484	3%	1,850	2%	2,334	2%	3,247	—%	5,581	—%	—	1,850	2%

Total residential	$2,654	8%	$2,028	11%	$8,009	8%	$12,691	9%	$616,845	25%	$629,536	24%	$—	$14,327	13%
Consumer loans:
Home equity & lines of credit	$925	3%	$382	2%	$208	—%	$1,515	1%	$267,278	11%	$268,793	11%	$—	$499	1%
Personal	524	2%	18	—%	405	—%	947	1%	72,147	3%	73,094	3%	—	436	—%
Education	18,209	57%	11,101	61%	28,423	30%	57,733	40%	177,111	7%	234,844	9%	28,423	—	—%
Automobile	1,753	6%	344	2%	—	—%	2,097	1%	157,944	7%	160,041	6%	—	97	—%

Total consumer	$21,411	68%	$11,845	65%	$29,036	30%	$62,292	43%	$674,480	28%	$736,772	29%	$28,423	$1,032	1%

Total	$31,691	100%	$18,352	100%	$95,518	100%	$145,561	100%	$2,430,568	100%	$2,576,129	100%	$28,423	$107,907	100%

Troubled Debt Restructured Loans

The Company determines whether a restructuring of debt constitutes a troubled debt restructuring in accordance with guidance under FASB ASC Topic 310 – Receivables. The Company considers a loan a troubled debt restructuring (“TDR”) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was a result of a customer retention program.

The Bank had 33 loans totaling $14.7 million and 36 loans totaling $23.7 million whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $4.3 million, 10 were commercial business loans with an aggregate outstanding balance of $9.4 million, 5 were residential real estate loans with an aggregate outstanding balance of $298 thousand, and the remaining 8 were consumer loans with an aggregate outstanding balance of $807 thousand. The Bank had 36 loans totaling $23.7 million and 36 loans totaling $26.7 million whose terms were modified in a manner that met the criteria for a TDR as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011, 11 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 10 were commercial business loans with an aggregate outstanding balance of $9.9 million, one loan was a commercial construction loan with an outstanding balance of $3.9 and the remaining 14 loans were residential real estate loans with an aggregate outstanding balance of $2.1 million.

The following tables summarize information about TDRs as of and for the three months ended March 31, 2012 and as of and for the year ended December 31, 2011:

(Dollars in thousands, except number of loans)	At or For the Three Months Ended March 31, 2012
	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	8	$807
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	8	807
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	8	807
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	10	3,520
Outstanding principal balance at period end	33	14,720
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

(Dollars in 000’s, except number of loans)	For the Year Ended December 31, 2011
	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$1,801
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	43
Temporary reduction in interest rate	1	60
Deferral of interest due	2	1,698
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	4	1,801
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	5,545
Outstanding principal balance at period end	36	23,709
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Year to date March 31, 2012 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$32,765	$46,755	$—	$30,564	$—	$—
Commercial Business	25,874	30,602	—	26,639	—	—
Commercial Construction	27,121	50,156	—	33,066	—	—
Residential Real Estate	11,681	12,403	—	12,405	—	—
Residential Construction	1,885	2,149	—	1,948	—	—
Home Equity and Lines of Credit	1,032	1,055	—	814	—	—
Personal	355	502	—	425	—	—
Auto	—	—	—	31	—	—

Total Impaired Loans:	$100,713	$143,622	$—	$105,892	$—	$—
Commercial	$85,760	127,513	—	90,269	—	—
Residential	13,566	14,552	—	14,353	—	—
Consumer	1,387	1,557	—	1,270	—	—

Total	$100,713	$143,622	$—	$105,892	$—	$—

For the year ended December 31, 2011 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$29,367	$42,143	$—	$30,075	$—	$—
Commercial Business	26,959	34,182	—	25,051	—	—
Commercial Construction	36,222	60,114	—	41,087	—	—
Residential Real Estate	12,477	13,139	—	14,998	—	—
Residential Construction	1,850	1,850	—	1,006	—	—
Home Equity and Lines of Credit	499	504	—	428	—	—
Personal	436	830	—	575	—	—
Auto	97	97	—	95	—	—

Total Impaired Loans:	$107,907	$152,859	$—	$113,315	$—	$—
Commercial	92,548	136,439	—	96,213	—	—
Residential	14,327	14,989	—	16,004	—	—
Consumer	1,032	1,431	—	1,098	—	—

Total	$107,907	$152,859	$—	$113,315	$—	$—

The Company charged off the collateral deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at March 31, 2012. Interest income that would have been recorded for the three months ended March 31, 2012, had impaired loans been current according to their original terms, amounted to approximately $1.8 million.

Nonperforming loans (which includes nonaccrual loans and loans past due 90 days or more and still accruing) at March 31, 2012 and 2011 amounted to approximately $126.8 million and $145.2 million, respectively, and included $26.1 million and $25.1 million in guaranteed student loans, respectively. As of March 31, 2012, all impaired loans greater than 90 days delinquent are on a nonaccrual status and all payments are applied to principal.

The Bank pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2012 and December 31, 2011, loans in the amount of $780.9 million and $808.5 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 6 – OTHER ASSETS

The following table provides selected information on other assets at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Investments in affordable housing and other partnerships	$16,924	$17,189
Cash surrender value of life insurance	19,515	19,575
Prepaid assets	9,904	10,459
Net deferred tax assets	38,521	37,998
Other real estate	21,905	17,775
Fixed assets held for sale	553	553
Mortgage servicing rights	999	647
All other assets	8,697	9,987

Total other assets	$117,018	$114,183

The Company follows the authoritative guidance under ASC 860-50—Servicing Assets and Liabilities to account for its Mortgage Servicing Rights (“MSRs”). The Company utilizes the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur. See Note 17 for further discussion of MSRs.

NOTE 7 – DEPOSITS

Deposits consisted of the following major classifications at March 31, 2012 and December 31, 2011:

(Dollars in thousands)
	March 31, 2012	% of Total Deposits	December 31, 2011	% of Total Deposits
Non-interest bearing deposits	$292,239	8.2%	$278,968	7.8%
Interest-earning checking accounts	510,303	14.2%	485,160	13.5%
Municipal checking accounts	607,581	16.9%	679,055	18.9%
Money market accounts	542,012	15.1%	529,877	14.7%
Savings accounts	832,949	23.2%	783,388	21.8%
Time deposits	802,695	22.4%	838,354	23.3%

Total deposits	$3,587,779	100.0%	$3,594,802	100.0%

NOTE 8 – BORROWED FUNDS

Borrowed funds at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
FHLB advances	$95,000	$100,000
Repurchase agreements	115,000	125,000
Statutory trust debenture	25,339	25,335

Total borrowed funds	$235,339	$250,335

The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2012 and December 31, 2011, loans in the amount of $780.9 million and $808.5 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia. At March 31, 2012 and December 31, 2011, the Company had $136.2 million and $141.3 million, respectively, of securities pledged as collateral on secured borrowings. At March 31, 2012 and December 31, 2011, the Company also pledged $200 thousand and $216 thousand, respectively, of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2012 and December 31, 2011, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2012 and December 31, 2011, the Bank is considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2012:
Tier 1 Capital (to average assets)	$446,721	10.02%	$133,714	3.00%	$222,857	5.00%
Tier 1 Capital (to risk weighted assets)	446,721	18.04%	99,066	4.00%	$148,599	6.00%
Total Capital (to risk weighted assets)	478,055	19.30%	198,132	8.00%	247,665	10.00%
As of December 31, 2011:
Tier 1 Capital (to average assets)	$442,598	9.67%	$137,269	3.00%	$228,781	5.00%
Tier 1 Capital (to risk weighted assets)	442,598	18.09%	97,882	4.00%	146,823	6.00%
Total Capital (to risk weighted assets)	473,486	19.35%	195,764	8.00%	244,705	10.00%

NOTE 10 – INCOME TAXES

For the three months ended March 31, 2012, we recorded a provision for income taxes of $443 thousand reflecting an effective rate of 10.1% compared to a benefit for income taxes of $112 thousand reflecting an effective tax rate of (11.1%) for the three months ended March 31, 2011. The difference was due to an increase in income before income taxes of $5.4 million, to $4.4 million for the three months ended March 31, 2012, from a loss before income taxes of $1.0 million for the three months ended March 31, 2011. The increase in income before income taxes for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to a $4.1 million restructuring charge recorded in the first quarter of 2011 related to the implementation of our expense management reduction program.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits increased (reduced) the effective tax rates by (9.0%), 3.1% and (10.6%) in the effective income tax rate calculation for 2012, respectively, and (19.3%), 3.5%, and (31.3%) for 2011, respectively.

As of March 31, 2012, the Company’s net deferred tax assets were $38.5 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments and management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of March 31, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.

NOTE 11 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The Bank has a non-contributory defined benefit pension plan covering most of its employees. Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants.

The Bank also provides certain postretirement benefits to qualified former employees. These postretirement benefits principally pertain to certain health insurance and life insurance coverage. Information relating to these employee benefit programs are included in the table that follows.

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. In 2008, the Company enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan (“ESOP”) to fund employer contributions.

The components of net pension cost are as follows:

(Dollars in thousands)
	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$—	$—	$65	$60
Interest cost	920	954	261	347
Expected return on assets	(1,067)	(1,026)	—	—
Amortization of loss (gain)	460	237	98	67
Amortization of prior service cost	—	—	(113)	36
Amortization of transition obligation	—	—	41	41

Net periodic pension cost	$313	$165	$352	$551

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Board of Directors, which can be deducted for federal income tax purposes.

NOTE 12 – STOCK BASED COMPENSATION

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of March 31, 2012, 384,000 shares were fully vested and 249,100 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2012 was $291 thousand compared to $317 thousand for the three months ended March 31, 2011.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price
Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	128,000	9.13
Vested	(49,400)	8.90
Forfeited	(48,600)	11.10

Non-vested Stock Awards outstanding, March 31, 2012	721,900	$9.98

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2011:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price
Non-vested Stock Awards outstanding, January 1, 2011	837,500	$11.00
Issued	—	—
Vested	(12,500)	9.05
Forfeited	(39,000)	10.76

Non-vested Stock Awards outstanding, March 31, 2011	786,000	$11.04

The fair value of the 49,400 shares vested during the three months ended March 31, 2012 was $440 thousand. The fair value of the 12,500 shares vested during the three months ended March 31, 2011 was $110 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the three months ended March 31, 2012, the Company granted 566,000 options and the Company did not grant any options during the same period ended March 31, 2011. All options issued contain service conditions based on the participant’s continued service. The options generally vest over five years. Compensation expense for the options totaled $310 thousand for the three months ended March 31, 2012, compared to $290 thousand for the three months ended March 31, 2011.

A summary of option activity as of March 31, 2012 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares
January 1, 2012	2,086,100	$10.74
Granted	566,000	9.13
Exercised	—	—
Forfeited	(47,100)	11.45
Expired	(900)	8.80

March 31, 2012	2,604,100	$10.38

A summary of option activity as of March 31, 2011 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares
January 1, 2011	2,001,950	$11.21
Granted	—	—
Exercised	—	—
Forfeited	(85,350)	10.82
Expired	(4,900)	11.22

March 31, 2011	1,911,700	$11.23

The weighted average remaining contractual term was approximately 7.69 years for options outstanding as of March 31, 2012. Exercisable options totaled 994,680 and 743,960 at March 31, 2012 and 2011, respectively.

For the Three Months Ended March 31, 2012
Weighted average fair value of options granted	$3.51
Weighted average risk-free rate of return	2.72%
Weighted average expected option life in months	78
Weighted average expected volatility	36.10%
Expected dividends	$—

As of March 31, 2012, there was $4.7 million of total unrecognized compensation cost related to options and $5.4 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of March 31, 2011, there was $3.3 million in unrecognized compensation cost related to options and $5.7 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.63 and 2.73 years as of March 31, 2012 and March 31, 2011, respectively. The average weighted lives for the stock award expense were 3.14 and 2.85 years at March 31, 2012 and March 31, 2011, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

At March 31, 2012 and December 31, 2011, the Company had outstanding commitments to make loans aggregating approximately $83.3 million and $71.9 million, respectively, and commitments to customers on available lines of credit of $159.8 million and $170.7 million, respectively, at competitive rates. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. We have a reserve for our commitments and contingencies of $726 thousand and $653 thousand at March 31, 2012 and December 31, 2011, respectively.

The Company is also involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended March 31, 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210): The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Sections 815-10-45. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): The objective of this update is to resolve the diversity in practice about whether the guidance in the Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10 Consolidation – Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the guidance for the period ended March 31, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurement, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Effective January 1, 2012, the Company made an election to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has complied with guidance for the period ended March 31, 2012.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the three months ended March 31, 2012.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at March 31, 2012 are as follows:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$999	$999
Loans held for sale	—	3,829	—	3,829
Investment securities available for sale:
U.S. GSE and agency notes	—	38,582	—	38,582
GNMA guaranteed mortgage certificates	—	7,811	—	7,811
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	5,077	—	5,077
Agency CMOs	—	125,972	—	125,972
Non-agency CMOs	—	33,303	—	33,303
Other mortgage-backed securities	—	760,861	—	760,861
Municipal bonds
General obligation municipal bonds	—	69,756	—	69,756
Revenue municipal bonds	—	18,941	—	18,941
Pooled trust preferred securities (financial industry)	—	—	11,555	11,555
Equity securities (financial industry)	3,101	—	—	3,101
Money market funds	14,262	—	—	14,262
Mutual funds	1,762	—	—	1,762
Certificates of deposit	285	—	—	285
Interest rate swap agreements	—	103	—	103

Total Assets	$19,410	$1,064,235	$12,554	$1,096,199

Liabilities:
Interest rate swap agreements	$—	$96	$—	$96

Total Liabilities	$—	$96	$—	$96

Those assets which will continue to be measured at fair value on a recurring basis at December 31, 2011 are as follows:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$647	$647
Loans held for sale	—	1,251	—	1,251
Investment securities available for sale:
U.S. GSE and agency notes	—	203	—	203
GNMA guaranteed mortgage certificates	—	8,106	—	8,106
Collateralized mortgage obligations (“CMOs”)	—		—
Government (GNMA) guaranteed CMOs	—	5,865	—	5,865
Agency CMOs	—	138,540	—	138,540
Non-Agency CMOs	—	37,990	—	37,990
Other mortgage-backed securities	—	536,451	—	536,451
Municipal bonds
General obligation municipal bonds	—	71,464	—	71,464
Revenue municipal bonds	—	18,690	—	18,690
Pooled trust preferred securities (financial industry)	—	—	11,153	11,153
Equity securities (financial industry)	3,139	—	—	3,139
Money market funds	41,432	—	—	41,432
Mutual funds	1,693	—	—	1,693
Certificates of deposits	—	285	—	285

Total	$46,264	$818,845	$11,800	$876,909

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

GNMA Guaranteed Mortgage Certificates. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity. The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speeds to generate an average life for each pool. The appropriate spread is applied to the point on the Treasury curve that is equal to the average life of any given pool. This is the yield by which the cash flows are discounted. Pool specific evaluation method enhances the information used in the seasoned model by incorporating the current weighted average maturity and taking into account additional pool level information supplied directly by the agency. Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, reset dates of the coupon and the convertibility of the bond.

GNMA Collateralized Mortgage Obligations. For pricing evaluations, the pricing service obtains and applies available trade information, dealer quotes, market color, spreads, bids, offers, prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.). For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based single cash flow stream model or an option-adjusted spread (OAS) model is used. Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

Agency CMOs. For pricing evaluations, the pricing service, in general, obtains and applies available trade information, dealer quotes, market color, spreads, bids, offers, prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.). For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based single cash flow stream model or an option-adjusted spread (OAS) model is used. Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

Other Residential Mortgage-backed Securities. Included in this category are Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities and Fannie Mae and Freddie Mac Adjustable Rate residential mortgage backed securities. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity. The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speeds to generate an average life for each pool. The appropriate spread is applied to the point on the Treasury curve that is equal to the average life of any given pool. This is the yield by which the cash flows are discounted. Pool specific evaluation method enhances the information used in the seasoned model by incorporating the current weighted average maturity and taking into account additional pool level information supplied directly by the government sponsored enterprise. Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, reset dates of the coupon and the convertibility of the bond.

Tax Exempt Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

Taxable Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

Interest Rate Swaps. We obtain fair value measurements of our interest rate swaps from a third party. The fair value measurements are determined using a market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect our nonperformance risk as well as the counterparty’s nonperformance risk. The fair value of our interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. We have determined that the impact of these credit valuation adjustments is not significant to the overall valuation of our interest rate swaps. Therefore, we have classified the entire fair value of our interest rate swaps in Level 2 of the fair value hierarchy.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

Level 3 Investments Only (Dollars in thousands)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Trust Preferred Securities	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$11,153	$647	$14,522	$268
Included in earnings	—	337	—	—
Included in other comprehensive income	611	—	756	—
Payments	(230)	(14)	(11)	—
Net accretion / (amortization)	21	—	12	—
Increase/(decrease) in fair value due to changes in valuation input or assumptions	—	29	—	—

Balance, March 31,	$11,555	$999	$15,279	$268

As described in Note 6 — Other Assets, the Company utilizes the fair value measurement method to account for its MSRs.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below. A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans at March 31, 2012 are measured based on the estimated fair value of the collateral since the loans are collateral dependent. Assets measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Balance Transferred YTD March 31, 2012	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$10,933	$—	$—	$10,933	$(6,593)

(Dollars in thousands)	Balance Transferred YTD March 31, 2011	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$25,801	$—	$—	$25,801	$(9,160)
Other real estate owned	—	—	—	—	125
Long lived assets held for sale	615	—	615	—	(627)

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

	Fair Value of Financial Instruments
		At March 31, 2012		At December 31, 2011
(Dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$184,320	$184,320	$347,956	$347,956
Securities available for sale	See previous table	1,091,268	1,091,268	875,011	875,011
Securities held to maturity	Level 2	454,659	459,811	482,695	487,023
FHLB stock	Level 3	17,986	17,986	18,932	18,932
Loans, net	Level 3	2,492,711	2,503,437	2,520,665	2,517,030
Loans held for sale	Level 2	3,829	3,829	1,251	1,251
Mortgage servicing rights	Level 3	999	999	647	647
Interest rate swaps	Level 2	103	103	—	—
Accrued interest receivable	Level 3	16,917	16,917	16,401	16,401
Liabilities:
Deposits	Level 2	3,587,779	3,595,836	3,594,802	3,599,282
Borrowed funds	Level 2	235,339	248,794	250,335	267,702
Interest rate swaps	Level 2	96	96	—	—
Accrued interest payable	Level 2	2,115	2,115	2,356	2,356

Cash and Cash Equivalents — For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale and Held to Maturity — The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, yield curve analysis, and prices obtained from independent pricing services. The fair value of CDOs is determined by using observable transactions of similar rated singe trust preferred issues to obtain an average discount margin which is applied to a cash flow analysis model.

FHLB Stock — The fair value of FHLB stock is estimated at its carrying value and redemption price of $100 per share.

Loans, net — The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Loans Held for Sale — The carrying amount of loans held for sale approximates fair value.

Mortgage Servicing Rights — The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

Interest Rate Swaps — The fair value measurements of interest rate swaps are obtained from a third party. The fair value measurements are determined using a market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect our nonperformance risk as well as the counterparty’s nonperformance risk.

Accrued Interest Receivable/ Payable — The carrying amounts of interest receivable/ payable approximate fair value.

Deposits — The fair value of checking and money market deposits and savings accounts is the amount reported in the consolidated financial statements. The carrying amount of checking, savings and money market accounts is the amount that is payable on demand at the reporting date. The fair value of time deposits is generally based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Borrowed Funds — The fair value of borrowed funds is based on a present value estimate using rates currently offered. Under FASB ACS Topic 820 for Fair Value Measurements and Disclosures, the subordinated debenture was valued based on management’s estimate of similar trust preferred securities activity in the market.

Commitments to Extend Credit and Letters of Credit — The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded net deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2012 and December 31, 2011, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 16 – EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program. As a result of this review, the Bank reduced approximately 4% of its workforce. Additionally, the Bank made the decision to consolidate five of its branch locations into other existing branches. These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense. During the second quarter of 2011, $978 thousand of additional severance expense was accrued relating to the departure of an executive officer. These charges are included in restructuring charge, a component of non-interest expense, within the consolidated statements of operations. A schedule of the current restructuring and severance accrual is summarized below as of March 31, 2012:

(Dollars in thousands)	Severance	Contract termination and other costs	Total
Accrued at December 31, 2011	$1,027	$312	$1,339
Payments made in the first quarter	(367)	(38)	(405)

Accrued at March 31, 2012	$660	$274	$934

NOTE 17 – MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50—Servicing Assets and Liabilities to account for its MSRs. Effective January 1, 2011, the Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of operations for each period. As of March 31, 2012 and December 31, 2011, the Company serviced $117.3 million and $85.9 million of residential mortgage loans, respectively. During the three months ended March 31, 2012 and 2011 the Company recognized $57 thousand and $23 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2012 and 2011:

	Residential Mortgage Servicing Rights For the Three Months Ended March 31,
Dollars in thousands	2012	2011
Balance, January 1,	$647	$268
Additions	337	—
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	29	—
Paydowns	(14)	—

Balance, March 31,	$999	$268

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 15.37%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 1.18%. At March 31, 2011, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 18.80%, a discount rate equal to 9.26% and an escrow earnings credit rate equal to 2.32%.

The Company’s servicing portfolio includes only fixed rate residential mortgage loans. At March 31, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

Dollars in thousands	Residential Mortgage Servicing Rights March 31, 2012
Fair value of residential mortgage servicing rights	$999

Weighted average life	4.8 yrs

Prepayment speed	15.37%
Effect on fair value of a 20% increase	$(87)
Effect on fair value of a 10% increase	(46)
Effect on fair value of a 10% decrease	49
Effect on fair value of a 20% decrease	103

Discount rate	8.50%
Effect on fair value of a 20% increase	$(53)
Effect on fair value of a 10% increase	(27)
Effect on fair value of a 10% decrease	28
Effect on fair value of a 20% decrease	59

Escrow earnings credit	1.18%
Effect on fair value of a 20% increase	$13
Effect on fair value of a 10% increase	7
Effect on fair value of a 10% decrease	(7)
Effect on fair value of a 20% decrease	(14)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to derivative financial instruments in the normal course of business to meet the needs of commercial banking customers. These financial instruments have been limited to interest rate swap agreements, which are entered into with counterparties that meet established credit standards and, where appropriate, contain master netting and collateral provisions protecting the party at risk. We believe that the credit risk inherent in all of our derivative contracts is minimal based on our credit standards and the netting and collateral provisions of the interest rate swap agreements.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the three months ended March 31, 2012. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2012, the Company had two interest rate swaps with an aggregate notional amount of $14.7 million related to this program. During the three months ended March 31, 2012, the Company recognized a net gain of $148 thousand related to interest rate swap agreements that is included as a component of Other Non-interest Income in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2012.

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)
Interest rate swap agreements	$7,350	$103	$7,350	$96

Total derivatives	$7,350	$103	$7,350	$96

(1)	Included in Other assets in our Consolidated Statements of Condition.
(2)	Included in Other liabilities in our Consolidated Statements of Condition.

The Company has agreements with certain of its derivative counterparties that provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that provide that if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2012, the termination value of the interest rate swap in a liability position was $108 thousand. As of March 31, 2012, the Company has minimum collateral posting thresholds with its counterparty and has posted collateral of $79 thousand. If the Company had breached any of these provisions at March 31, 2012 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions as March 31, 2012.

NOTE 19 – ACQUISITION OF SE FINANCIAL CORPORATION

On April 3, 2012, the Company consummated its previously announced acquisition of SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank (“St. Edmond’s”). Pursuant to the terms of the agreement and plan of merger, dated as of December 5, 2011, between the Company, SE Financial and St. Edmond’s, on April 3, 2012, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition. Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment equal to the positive difference between $14.50 and the exercise price of such options. In accordance with the agreement and plan of merger, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations will be included in the Company’s Consolidated Statement of Operations and Consolidated Statement of Financial Condition beginning on April 3, 2012, the date of the consummation of the acquisition.

Because the Company has not completed the measurement of fair value of assets acquired and liabilities assumed in the SE Financial acquisition the initial accounting for the business combination has not been completed at the time of the Company’s filing of this Form 10-Q. Consequently, the Company has not made certain disclosures as described in ASC 805-10-50-2, 805-20-50-1 and 805-30-50-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its other reports filed with the U.S. Securities and Exchange Commission.

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

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices, as of March 31, 2012, throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the FDIC. Pursuant to the provisions of the Dodd-Frank Act, the Office of Thrift Supervision was eliminated on July 21, 2011. As a result of the elimination of the Office of Thrift Supervision, savings and loan holding companies, such as Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

The Bank recorded net income of $3.9 million, or $0.05 per share, for the three months ended March 31, 2012, compared to a net loss of $898 thousand, or ($0.01) per share, for the three months ended March 31, 2011. Net loss for the three months ended March 31, 2011 included a $4.1 million restructuring charge related to the implementation of our expense management reduction program. Credit costs have decreased during the three months ended March 31, 2012 from the same period in 2011 but continue to have a significant impact on our financial results. During the three months ended March 31, 2012, the Bank recorded a provision for credit losses in the amount of $7.5 million compared to a provision of $10.0 million for the quarter ended March 31, 2011.

Although we have seen some improvement in our credit quality with non-performing assets decreasing $5.4 million during the first quarter of 2012 to $148.7 million, as compared to $154.1 million at December 31, 2011 and $161.7 million at March 31, 2011, we continue to experience high charge-off levels. We expect that the provision for credit losses will remain elevated in 2012 as we continue to focus on reducing our non-performing loan levels. We remain cautious despite some improvement in economic conditions as GDP growth is still low, unemployment remains high and residential and commercial real estate markets are still soft. During the three months ended March 31, 2012, we continued to build our reserves and, at March 31, 2012, the Company’s allowance for loan losses totaled $55.1 million, or 2.16% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011 and $47.4 million, or 1.70% of total loans, at March 31, 2011.

Non-interest income increased $550 thousand to $7.0 million for the three months ended March 31, 2012 from the same period in 2011. The Company’s mortgage banking team that was established in 2011 continues to positively impact our non-interest income. During the quarter ended March 31, 2012, we sold $31.7 million of residential mortgage loans originated during the quarter and recorded mortgage banking income of $873 thousand related to these loan sales. We also continue to sell all agency eligible mortgage loans originated by our mortgage banking team to better position the balance sheet for interest rate risk.

During the first quarter of 2012, we continued to actively manage expenses consistent with the expense management reduction program that we implemented in the first quarter of 2011. Total non-interest expense decreased $496 thousand to $29.6 million for the three months ended March 31, 2012 compared to $30.1 million for the three months ended March 31, 2011, excluding the $4.1 million restructuring charge.

During the three months ended March 31, 2012, deposits remained relatively stable at $3.6 billion, decreasing $7.0 million, or 0.2%, from December 31, 2011. Loans decreased $24.5 million, or 1.0%, during the three months ended March 31, 2012 as increases in commercial real estate and automobile loans were offset by residential mortgage loans sold during the quarter. Although excess cash was invested in mortgage backed securities during the quarter, our liquidity position remains strong with cash and cash equivalents totaling $184.3 million at March 31, 2012. Our investment portfolio increased $187.3 million, or 13.6%, to $1.6 billion at March 31, 2012 from $1.4 billion at December 31, 2011 as a result of our decision to re-invest cash in shorter term investment securities. We continue to focus on purchasing high quality investments that provide a steady stream of cash flow even in rising interest rate environments. The weighted average life of securities purchased during the three months ended March 31, 2012 was 3.8 years.

The Federal Reserve Board continues to hold short term interest rates at historic lows. The low rate environment impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates. Elevated unemployment, depressed home values, and continued economic uncertainty has constrained consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery. This resulted in low loan demand during the three months ended March 31, 2012 and we expect loan demand to remain low during the remainder of 2012.

We believe that the economic crisis which has adversely impacted our customers and communities, has resulted in a refocus on financial responsibility. Through any economic cycle, our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 159 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

In order to further improve our operating returns, we continue to leverage our position as one of the largest and oldest banks headquartered in the Philadelphia metropolitan area. We are focused on acquiring and retaining customers, and then educating them by aligning our products and services to their financial needs. We also intend to deploy some of our excess capital to grow the Bank in our markets. On April 3, 2012, the Company consummated its previously announced acquisition of SE Financial and St. Edmond’s. SE Financial’s assets totaled approximately $301.0 million at April 3, 2012 and St. Edmond’s operates five banking offices in the greater Philadelphia area. The transaction will enhance Beneficial’s already strong presence in southeastern Pennsylvania, and will increase the Company’s market share in Philadelphia and Delaware Counties. Additionally, the merger will result in Beneficial having new branches in Roxborough, Pennsylvania and Deptford, New Jersey. See the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2011 for additional information regarding the terms of the acquisition and the agreement and plan of merger, and the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012 for additional information regarding the completion of the acquisition.

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

On April 3, 2012, the Company consummated its previously announced acquisition of SE Financial and St. Edmond’s. SE Financial’s assets totaled approximately $301.0 million at April 3, 2012, and St. Edmond’s operates five banking offices in the greater Philadelphia area. The transaction will enhance Beneficial’s already strong presence in southeastern Pennsylvania, and will increase the Company’s market share in Philadelphia and Delaware Counties.

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

Effective April 1, 2011, the assessment base for payment of FDIC premiums was changed from a deposit level base to an asset base consisting of average tangible assets less average tangible equity. This change has resulted in a $605 thousand reduction in FDIC premiums in the first quarter of 2012 compared to the same period in 2011.

Effective July 21, 2011, the Bank began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. The Bank has been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase the Bank’s interest expense in the future.

Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future. The Bank recognized $1.2 million of interchange revenue for the three months ended March 31, 2012.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During the three months ended March 31, 2012, Beneficial reported net interest income of $34.5 million, a decrease of $2.2 million, or 6.1%, from $36.7 million for the three months ended March 31, 2011. The decrease in net interest income from a year ago was primarily from a decline in interest earning assets due to a decision in 2011 to shrink the balance sheet and run-off higher cost municipal deposits to strengthen capital, improve net interest margin and lower loan balances. Despite the low interest rate environment, our net interest margin remained relatively stable, totaling 3.26% for the three months ended March 31, 2012 as compared to 3.27% for the three months ended March 31, 2011, largely due to our efforts to re-price deposits. During the three months ended March 31, 2012, excess cash was invested in shorter term mortgage backed securities and our investment portfolio increased $187.3 million, or 13.6%, to $1.6 billion at March 31, 2012 from $1.4 billion at December 31, 2011. The yield on our investment portfolio has decreased as a result of the low interest rate environment. We have also seen a reduction in yields on our mortgage portfolio as borrowers refinance their existing mortgages at lower interest rates. We have been able to offset some of this downward pressure on margin by reducing the cost of our interest bearing liabilities which decreased to 0.90% for the three months ended March 31, 2012, compared to 1.06% for the same period last year. Net interest margin in future periods will continue to be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

CREDIT RISK ENVIRONMENT

Credit costs have decreased during the three months ended March 31, 2012 from the same period in 2011 but continue to have a significant impact on our financial results. During the three months ended March 31, 2012, the Bank recorded a provision for credit losses in the amount of $7.5 million compared to a provision of $10.0 million for the quarter ended March 31, 2011. Although we have seen some improvement in our credit quality with non-performing assets decreasing $5.4 million during the first quarter of 2012 to $148.7 million, as compared to $154.1 million at December 31, 2011 and $161.7 million at March 31, 2011, we continue to experience high charge-off levels. During the three months ended March 31, 2012, we continued to build our reserves and, at March 31, 2012, the Company’s allowance for loan losses totaled $55.1 million, or 2.16% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011 and $47.4 million, or 1.70% of total loans, at March 31, 2011.

Although the U.S. economy has shown some signs of improvement, unemployment remains high and commercial real estate conditions are still weak. We expect that property values will remain volatile until underlying market fundamentals improve consistently. We expect that the provision for credit losses will continue to remain elevated in 2012 due to market conditions and our continued focus on reducing our non-performing loan levels.

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

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan losses is maintained at a level that management considers appropriate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $375 thousand to $750 thousand for the three months ended March 31, 2012. During the three months ended March 31, 2012, we continued to experience increased levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated ALLL; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $110.5 million at March 31, 2012.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. During the three months ended December 31, 2011, the Company adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In 2010, we performed a detailed quantitative analysis and the fair values of the Bank and Beneficial Insurance Services, LLC exceeded the carrying amount by approximately 13.2% and 10.7%, respectively. Management reviewed qualitative factors for the Bank and Beneficial Insurance Services, LLC in 2011 including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2010. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2011. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2011. Based on our latest annual impairment analysis of goodwill, we believe that the fair value for all reporting units is in excess of the respective reporting unit’s carrying value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets included a core deposit intangible and customer lists that are amortized on a straight-line basis using estimated lives of approximately 10 and 12 years, respectively. Based on our annual impairment analysis of other intangible assets, we believe that the fair value for each intangible asset was in excess of its respective carrying amount and therefore there was no impairment to other intangible assets.

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

As of March 31, 2012, the Company’s net deferred tax assets were $38.5 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments and management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets remained relatively flat at $4.6 billion at March 31, 2012 and December 31, 2011. Cash and cash equivalents decreased $163.6 million to $184.3 million at March 31, 2012 from $347.9 million at December 31, 2011 as excess cash was used to purchase investment securities. The investment securities portfolio increased $187.3 million, or 13.6%, to $1.6 billion at March 31, 2012 from $1.4 billion at December 31, 2011. We continue to focus on purchasing high quality investments that provide a steady stream of cash flow even in rising interest rate environments. The weighted average life of securities purchased during the three months ended March 31, 2012 was 3.8 years.

Loans decreased $24.5 million, or 1.0%, to $2.6 billion during the three months ended March 31, 2012 primarily driven by management’s decision to sell agency eligible mortgage loans originated by our mortgage banking team into the secondary market to better position the Company’s balance sheet for interest rate risk, partially offset by increases in commercial real estate and automobile loans. During the three months ended March 31, 2012, we sold $31.7 million of residential mortgage loans originated during the quarter and recorded mortgage banking income of $873 thousand related to these loan sales. During the three months ended March 31, 2012, deposits remained relatively stable at $3.6 billion, decreasing $7.0 million, or 0.2%, from December 31, 2011.

At March 31, 2012, stockholders’ equity increased to $632.8 million, or 13.8% of total assets, compared to $629.4 million, or 13.7% of total assets, at December 31, 2011. Beneficial’s tangible equity (total stockholders equity less goodwill and intangibles) to tangible assets (total assets less goodwill and intangibles) totaled 11.4% at March 31, 2012 compared to 11.3% at December 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General – For the three months ended March 31, 2012, Beneficial recorded net income of $3.9 million, or $0.05 per share, compared to a net loss of $898 thousand, or $(0.01) per share, for the three months ended March 31, 2011. Net loss for the three months ended March 31, 2011 included a $4.1 million restructuring charge related to the implementation of our expense management reduction program.

Net Interest Income – For the three months ended March 31, 2012, Beneficial reported net interest income of $34.5 million, a decrease of $2.2 million, or 6.1%, from the three months ended March 31, 2011. The decrease in net interest income during the three months ended March 31, 2012 compared to the same period last year was primarily the result of a decline in interest earning assets due to a decision made in 2011 to shrink the balance sheet and run-off higher cost municipal deposits to strengthen capital, improve our net interest margin and lower loan balances. Despite the low interest rate environment, our net interest margin remained relatively stable, totaling 3.26% for the three months ended March 31, 2012 as compared to 3.27% for the three months ended March 31, 2011, largely due to our efforts to re-price deposits.

We have been able to lower the cost of our liabilities to 0.90% for the three months ended March 31, 2012 compared to 1.06% and 0.95% for the three months ended March 31, 2011 and December 31, 2011, respectively, by reducing borrowings and re-pricing higher cost deposits. The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposit portfolio as we have run-off higher cost, non-relationship-based municipal deposits. In addition, rates have dropped in all other deposit categories from March 31, 2011 to March 31, 2012 consistent with the overall interest rate environment.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $7.5 million for the three months ended March 31, 2012 compared to a provision of $10.0 million for the same period in 2011. Net charge-offs totaled $6.6 million during the three months ended March 31, 2012 as compared to $8.0 million during the same period in 2011. We have continued to experience elevated levels of net charge-offs in 2012 as we charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.

At March 31, 2012, the Company’s allowance for loan losses totaled $55.1 million, or 2.16% of total loans, compared to an allowance for loan losses of $54.2 million, or 2.10% of total loans, at December 31, 2011.

Non-interest Income – For the three months ended March 31, 2012, non-interest income totaled $7.0 million, an increase of $550 thousand, or 8.5%, from the three months ended March 31, 2011. The increase was primarily due to an $805 thousand increase in mortgage banking income recognized during the first quarter of 2012 in connection with the sale of mortgages, partially offset by a $376 thousand decrease in insurance and advisory income.

Non-interest Expense – For the three months ended March 31, 2012, non-interest expense totaled $29.6 million, a decrease of $4.6 million, or 13.4%, from the three months ended March 31, 2011. The decrease in non-interest expense was primarily due to a $4.1 million restructuring charge related to the expense management reduction program that was implemented in the first quarter of 2011. We have seen reductions in salaries and employee benefits, occupancy, depreciation, amortization and maintenance expense for the three months ended March 31, 2012 compared to a year ago as a result of the cost savings initiative put in place related to the expense management reduction program.

Income Taxes – For the three months ended March 31, 2012, we recorded a provision for income taxes of $443 thousand reflecting an effective rate of 10.1% compared to a benefit for income taxes of $112 thousand reflecting an effective tax rate of (11.1%) for the three months ended March 31, 2011. The difference was due to an increase in income before income taxes of $5.4 million, to $4.4 million for the three months ended March 31, 2012, from a loss before income taxes of $1.0 million for the three months ended March 31, 2011. The increase in income before income taxes for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to a $4.1 million restructuring charge recorded in the first quarter of 2011 related to the implementation of our expense management reduction program.

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

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2012 and March 31, 2011. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended March 31,			Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest & Dividends	Yield / Cost	Average Balance	Interest & Dividends	Yield / Cost
Interest Earning Assets:
Investment Securities:
Trading Securities	$—	$—	0.00%	$9,027	$26	1.19%
Overnight Investments	254,997	161	0.25%	162,961	102	0.25%
Stock	18,537	5	0.11%	22,766	5	0.08%
Other Investment securities	1,393,810	9,950	2.86%	1,506,803	10,959	2.91%

Total Investment securities & O/N Inv	1,667,344	10,116	2.43%	1,701,557	11,092	2.61%
Loans:
Real estate loans
Residential	615,397	7,455	4.85%	704,235	8,661	4.92%
Non-residential	712,086	8,772	4.93%	785,784	9,934	5.08%

Total real estate	1,327,483	16,227	4.89%	1,490,019	18,595	5.00%
Business loans	366,802	5,286	5.77%	373,062	5,113	5.50%
Small Business loans	132,658	1,942	5.86%	154,505	2,305	5.99%

Total Business & Small Business loans	499,460	7,228	5.79%	527,567	7,418	5.65%

Total Business loans	1,211,546	16,000	5.29%	1,313,351	17,352	5.31%
Personal loans	736,726	8,854	4.83%	778,750	9,814	5.11%

Total loans, net of discount	2,563,669	32,309	5.05%	2,796,336	35,827	5.16%

Total interest earning assets	4,231,013	42,425	4.02%	4,497,893	46,919	4.19%

Non-interest earning assets	382,552			387,107

Total assets	$4,613,565			$4,885,000
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	809,444	1,211	0.60%	707,519	1,256	0.72%
Money market accounts	535,413	910	0.68%	622,845	1,149	0.75%
Demand deposits	490,026	267	0.22%	408,754	252	0.25%
Demand deposits—Municipals	658,811	938	0.57%	1,025,436	2,178	0.86%
Certificates of deposit	819,917	2,591	1.27%	875,595	3,119	1.44%

Total interest-bearing deposits	3,313,611	5,917	0.72%	3,640,149	7,954	0.89%

Borrowings	246,380	2,056	3.36%	267,131	2,269	3.44%

Total interest-bearing liabilities	3,559,991	7,973	0.90%	3,907,280	10,223	1.06%
Non-interest-bearing deposits	276,228			281,391
Other non-interest-bearing liabilities	146,444			80,500

Total liabilities	3,982,663			4,269,171
Total stockholders’ equity	630,902			615,829

Total liabilities and stockholders’ equity	$4,613,565			$4,885,000

Net interest income		$34,452			$36,696
Interest rate spread			3.12%			3.13%
Net interest margin			3.26%			3.27%
Average interest-earning assets to averageinterest-bearing liabilities			118.85%			115.12%

Asset Quality

At March 31, 2012, the Bank’s non-performing assets decreased $5.4 million to $148.7 million from $154.1 million at December 31, 2011. The ratio of non-performing assets to total assets decreased to 3.23% at March 31, 2012 from 3.35% at December 31, 2011.

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Non-performing assets:
Non-accruing loans	$100,713	$107,907	$120,102
Accruing loans past due 90 days or more*	26,091	28,423	25,112

Total non-performing loans**	126,804	136,330	145,214
Real estate owned	21,905	17,775	16,449

Total non-performing assets	$148,709	$154,105	$161,663

Non-performing loans to total loans	4.97%	5.29%	5.23%
Non-performing assets to total assets	3.23%	3.35%	3.30%
Non-performing assets less accruing loans past due 90 days or more to total assets	2.67%	2.73%	2.79%

*	Includes $26.1 million, $28.4 million and $25.1 million in government guaranteed student loans as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.
**	Includes $14.7 million, $22.2 million and $27.7 million of troubled debt restructured loans (TDRs) as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The Bank places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any collateral deficiency of all loans is charged off at 90 days past due or when the Bank has confirmed there is a loss. Non-performing consumer loans include $26.1 million and $28.4 million in government guaranteed student loans as of March 31, 2012 and December 31, 2011, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2012			December 31, 2011
	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial (including TDRs)	1,214,544	47,051	3.87%	1,209,821	46,421	3.84%
Residential	601,955	1,909	0.32%	629,536	1,685	0.27%
Consumer	735,161	5,610	0.76%	736,772	5,557	0.75%
Unallocated	—	550	—	—	550	—

Total	2,551,660	55,120	2.16%	2,576,129	54,213	2.10%

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

Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken. Our commercial, consumer and residential loans are monitored for credit risk and deterioration considering factors such as delinquency, loan to value, and credit scores. We evaluate our consumer and residential portfolios throughout their life cycle on a portfolio basis.

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount. If a loan is identified as impaired and is collateral dependent, an updated appraisal is obtained to provide a baseline in determining the property’s fair market value, a key input into the calculation to measure the level of impairment, and to establish a specific reserve or charge-off the collateral deficiency. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. In-house revaluations are typically performed on at least a quarterly basis and updated appraisals are obtained annually, if determined necessary.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $26.1 million in government guaranteed student loans at March 31, 2012.

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

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $47.1 million at March 31, 2012 (3.9% of commercial loans) which increased from $46.4 million at December 31, 2011 (3.8% of commercial loans). The increase in the reserve balance was primarily driven by continued elevated charge-off trends. The Company recorded charge-offs in the amount of $6.2 million for our commercial loan portfolio during the three months ended March 31, 2012. We continue to charge off any collateral deficiency for non-performing loans once a loan is 90 days past due. As a result, the entire reserve balance at March 31, 2012 and December 31, 2011 consists of reserves against the pass rated and special mention commercial loans.

Residential Loans. The allowance for the residential loan estate portfolio increased $224 thousand to $1.9 million at March 31, 2012 compared to $1.7 million at December 31, 2011. During the three months ended March 31, 2012, charge-offs increased and delinquencies decreased from December 31, 2011. The Company expects that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels. The increase in the reserve during the three months ended March 31, 2012 is consistent with the increase in charge-offs and general economic conditions.

Consumer Loans. The allowance for the consumer loan portfolio remained relatively consistent at $5.6 million at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, charge-offs and delinquencies decreased from December 31, 2011. The Company expects that the difficult housing environment, as well as general economic conditions, will continue to impact the consumer loan portfolio, which may result in higher loss levels. Therefore, we have maintained a relatively constant reserve for the consumer loan portfolio.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both March 31, 2012 and December 31, 2011. The unallocated allowance was established to account for a level of imprecision in management’s estimation process. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will not be necessary should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Liquidity, Capital and Credit Management

Liquidity Management – Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $184.3 million. In addition, at March 31, 2012, we had the ability to borrow up to $1.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia. At March 31, 2012, we had $95.0 million of advances outstanding, $145.0 million of future dated advances outstanding and $65.1 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations. At March 31, 2012, we had $83.3 million in loan commitments outstanding, which consisted of $72.0 million and $11.3 million in commercial and consumer commitments to fund loans, respectively, $159.8 million in commercial and consumer unused lines of credit, and $24.9 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2012 totaled $466.0 million, or 58.1% of certificates of deposit, at March 31, 2012. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations at March 31, 2012:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Six Years	Six to Five Years	More than Five Years
Commitments to fund loans	$83,293	$83.293	$—	$—	$—
Unused lines of credit	159,812	86,818	—	—	72,994
Standby letters of credit	24,895	24,895	—	—	—
Operating lease obligations	32,124	5,441	7,605	4,301	14,777

Total	$300,124	$200,447	$7,605	$4,301	$87,771

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of March 31, 2012, approximately 88.2% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2012, approximately 8.8% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.8% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 2.2% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Credit Risk Management. The objective of the Company’s credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Company’s credit risk management strategy focuses on conservatism, diversification and monitoring. The Company’s lending practices include conservative exposure limits, underwriting, documentation, and collection standards. The Company’s credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure. Generally, all commercial loans less than $5.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $5.0 million must be approved by the Senior Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors. Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes six non-employee directors. Underwriting activities are centralized. The Company’s credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. The Company’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company uses these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Company charges off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in the Company’s homogenous commercial, residential and consumer loan portfolio. During the third quarter of 2011, the Company hired a Chief Credit Officer to continue to focus on a number of initiatives to manage credit risk.

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

For the three months ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at March 31, 2012. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2012:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$126,583	$140,914	$136,334
% change	(10.17)%		(3.25)%
Economic Value at Risk:
Equity	$709,589	$785,299	$713,006
% change	(9.64)%		(9.21)%

As of March 31, 2012, based on the scenarios above, net interest income and economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment.

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

As of March 31, 2012, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is also involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2011. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2012	—		—	—	2,243,200
February 1-29, 2012	38,800		8.60	38,800	2,204,400
March 1-31, 2012	35,765	(2)	8.80	22,600	2,181,800

(1)	On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares (subsequently amended to 2,350,000 on January 31, 2012), or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.
(2)	Includes 13,165 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0	Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

10.1	Beneficial Bank 2012 Management Incentive Plan**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
**	Management contract or compensatory plan, contract or agreement.
(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.
(2)	Incorporated herein by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: May 3, 2012	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)
Dated: May 3, 2012
	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)