Form 10-Q
period 2012-06-30
Beneficial Mutual Bancorp Inc
filed 2012-08-03
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 79,446,042 shares of the registrant’s common stock outstanding. Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 33,653,267 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$51,773	$41,130
Overnight investments	382,240	306,826

Total cash and cash equivalents	434,013	347,956

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $1,022,944 and $842,354 at June 30, 2012 and December 31, 2011, respectively)	1,053,597	875,011
Held-to-maturity (estimated fair value of $428,623 and $487,023 at June 30, 2012 and December 31, 2011, respectively)	419,454	482,695
Federal Home Loan Bank stock, at cost	19,433	18,932

Total investment securities	1,492,484	1,376,638

LOANS:	2,599,535	2,576,129
Allowance for loan losses	(55,621)	(54,213)

Net loans	2,543,914	2,521,916

ACCRUED INTEREST RECEIVABLE	16,267	16,401

BANK PREMISES AND EQUIPMENT, Net	62,446	59,913

OTHER ASSETS:
Goodwill	122,646	110,486
Bank owned life insurance	39,850	35,277
Other intangibles	12,085	13,334
Other assets	127,532	114,183

Total other assets	302,113	273,280

TOTAL ASSETS	$4,851,237	$4,596,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$322,411	$278,968
Interest-bearing deposits	3,523,320	3,315,834

Total deposits	3,845,731	3,594,802

Borrowed funds	285,344	250,335
Other liabilities	88,710	121,587

Total liabilities	4,219,785	3,966,724

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock—$.01 par value; 100,000,000 shares authorized, None issued or outstanding as of June 30, 2012 and December 31, 2011	—	—
Common Stock—$.01 par value 300,000,000 shares authorized, 82,267,457 and 82,267,457 issued and 79,625,642 and 80,292,707 outstanding, as of June 30, 2012 and December 31, 2011, respectively	823	823
Additional paid-in capital	352,112	351,107
Unearned common stock held by employee stock ownership plan	(18,534)	(19,856)
Retained earnings	321,537	315,268
Accumulated other comprehensive loss	(1,892)	(1,162)
Treasury Stock at cost 2,641,815 shares and 1,974,750 shares June 30, 2012 and December 31,2011, respectively	(22,594)	(16,800)

Total stockholders’ equity	631,452	629,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,851,237	$4,596,104

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$34,304	$35,610	$66,613	$71,436
Interest on overnight investments	180	247	341	349
Interest on trading securities	—	—	—	26

Interest and dividends on investment securities:
Taxable	9,239	8,952	18,401	18,924
Tax-exempt	740	923	1,532	1,915

Total interest income	44,463	45,732	86,887	92,650

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	1,344	2,195	2,548	4,625
Money market and savings deposits	2,279	2,293	4,400	4,698
Time deposits	2,542	3,354	5,133	6,473

Total	6,165	7,842	12,081	15,796
Interest on borrowed funds	2,132	2,137	4,188	4,405

Total interest expense	8,297	9,979	16,269	20,201

Net interest income	36,166	35,753	70,618	72,449
Provision for loan losses	7,500	10,000	15,000	20,000

Net interest income after provision for loan losses	28,666	25,753	55,618	52,449

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,489	1,667	3,650	4,204
Service charges and other income	4,119	3,442	7,691	7,067
Mortgage banking income	590	28	1,463	96
Net gain on sale of investment securities	675	233	1,116	419
Trading securities profits	—	—	—	81

Total non-interest income	6,873	5,370	13,920	11,867

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,722	13,482	29,046	28,492
Occupancy expense	2,434	2,635	4,897	5,728
Depreciation, amortization and maintenance	2,273	2,143	4,432	4,391
Marketing expense	932	872	1,815	1,769
Intangible amortization expense	1,046	906	1,957	1,766
FDIC Insurance	1,075	1,621	2,109	3,260
Merger and restructuring charge	2,737	963	2,821	5,058
Other	7,637	6,475	15,390	12,836

Total non-interest expense	32,856	29,097	62,467	63,300

Income before income taxes	2,683	2,026	7,071	1,016

Income tax expense (benefit)	359	47	802	(65)

NET INCOME	$2,324	$1,979	$6,269	$1,081

EARNINGS PER SHARE – Basic	$0.03	$0.03	$0.08	$0.01
EARNINGS PER SHARE – Diluted	$0.03	$0.03	$0.08	$0.01

Average common shares outstanding – Basic	76,838,141	77,092,682	76,940,992	77,049,673
Average common shares outstanding – Diluted	77,007,093	77,301,043	77,114,124	77,255,328

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Net Income	$6,269	$1,081
Other comprehensive income, net of tax:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) on available for sale securities arising during the year (net of deferred tax of $314 and $5,070 for the six months ended June 30, 2012 and 2011, respectively)	(574)	9,416
Reclassification adjustment for gains on available for sale securities included in net income (net of tax of $411 and $147 for the six months ended June 30, 2012 and 2011, respectively)	(705)	(272)
Defined benefit pension plans:
Pension gains/(losses), other post retirement and postemployment benefit plan adjustments (net of tax of $422 and $(1,398) for the six months ended June 30, 2012 and 2011, respectively)	549	(4,085)

Total other comprehensive (loss)/income	(730)	5,059

Comprehensive income	$5,539	$6,140

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	82,267,457	$823	$351,107	$(19,856)	$315,268	$(16,800)	$(1,162)	$629,380

Net Income					6,269			6,269
KSOP shares committed to be released			(158)	1,322				1,164
Stock option expense			674					674
Restricted stock expense			489					489
Purchase of treasury stock						(5,794)		(5,794)

Net unrealized loss on AFS securities arising during the year (net of deferred tax of $314)							(574)	(574)

Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $411)							(705)	(705)

Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $422)							549	549

BALANCE, JUNE 30, 2012	82,267,457	$823	$352,112	$(18,534)	$321,537	$(22,594)	$(1,892)	$631,452

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$6,269	$1,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,000	20,000
Depreciation and amortization	2,795	2,782
Intangible amortization	1,957	1,766
Net gain on sale of investments	(1,116)	(419)
Accretion of discount on investments	(580)	(732)
Amortization of premium on investments	3,645	224
Gain on sale of loans	(859)	(10)
Deferred income taxes	78	279
Net loss from disposition of premises and equipment	742	991
Other real estate impairment	795	56
Gain on sale of other real estate	81	—
Amortization of KSOP	1,164	1,317
Increase in bank owned life insurance	(760)	(711)
Stock based compensation expense	1,163	1,010
Origination of loans held for sale	(63,962)	(1,500)
Proceeds from sale of loans	61,320	1,014
Purchases of trading securities	—	(216,487)
Proceeds from sale of trading securities	—	223,546
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	971	2,070
Accrued interest payable	(10)	397
Income taxes payable (receivable)	(942)	6,065
Other liabilities	(6,650)	6,568
Other assets	1,597	3,642

Net cash provided by operating activities	22,698	54,439

INVESTING ACTIVITIES:
Loans originated or acquired	(219,751)	(246,003)
Principal repayment on loans	354,254	296,748
Purchases of investment securities available for sale	(337,320)	—
Proceeds from sales and maturities of investment securities available for sale	180,988	414,868
Purchases of investment securities held to maturity	(5,917)	(83,770)
Proceeds from maturities, calls or repayments of investment securities held to maturity	67,621	40,287
Net proceeds from sales (purchases) of money market funds	15,123	(34,813)
Redemption of Federal Home Loan Bank stock	1,970	2,266
Acquisition of SE Financial Corp, net cash acquired	2,465	—
Proceeds from sale of other real estate owned	1,924	574
Purchases of premises and equipment	(2,563)	(1,289)
Net payments from other investing activities	(285)	(1)

Net cash provided by investing activities	58,509	387,377

FINANCING ACTIVITIES:
Net increase (decrease) in borrowed funds	35,009	(22,991)
Net increase (decrease) in checking, savings and demand accounts	40,010	(221,918)
Net (decrease) increase in time deposits	(64,375)	59,956
Purchase of treasury stock	(5,794)	—

Net cash (used) provided by financing activities	4,850	(184,953)

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,057	256,863
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347,956	90,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$434,013	$347,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$16,244	$19,804
Cash payments for income taxes	2,733	—
Transfers of loans to other real estate owned	6,606	2,493
Transfers of bank branches to fixed assets held for sale	100	553
Transfers of securities at fair value from available for sale to held to maturity	—	276,828
Acquisition of noncash assets and liabilities
Assets acquired	274,103	—
Liabilities assumed	276,568	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Bancorp”) with the U. S. Securities and Exchange Commission on March 14, 2012. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other period.

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

NOTE 2 – NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 62 offices, throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision (the “OTS”), which previously served as the primary federal regulator of the Company and Beneficial Savings Bank MHC (the “MHC”), was eliminated on July 21, 2011. As a result of the elimination of the OTS, savings and loan holding companies, such as the Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The deposits of the Bank are insured by the Deposit Insurance Fund of the FDIC.

NOTE 3 – ACQUISITION OF SE FINANCIAL CORP.

On April 3, 2012, Beneficial Mutual Bancorp, Inc. (“Beneficial”), the holding company for Beneficial Mutual Savings Bank (the “Bank”), consummated an Agreement and Plan of Merger (the “Merger Agreement”) by and among Beneficial, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of Beneficial and thereby became a wholly owned subsidiary of Beneficial (the “Merger”). Immediately thereafter, St. Edmond’s merged with and into the Bank (the “Bank Merger”). Pursuant to the terms of the agreement and plan of merger, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition. Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options. In accordance with the agreement and plan of merger, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 3, 2012, the date of the acquisition, through June 30, 2012.

Upon completion of the Merger, the Company paid cash for 100% of the outstanding voting shares of SE Financial. The acquisition of SE Financial and St. Edmond’s increased the Company’s market share in southeastern Pennsylvania, specifically Philadelphia and Delaware Counties. Additionally, the acquisition provided Beneficial with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

The acquisition of SE Financial was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $12.2 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its banking segment.

The fair values listed below are preliminary estimates and are subject to adjustment. While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. In connection with the Merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(Dollars in thousands)
Consideration paid:
Cash paid to SE Financial shareholders	$29,438
Change in control payments	1,904

Value of consideration	31,342
Assets acquired:
Cash and due from banks	33,807
Investment securities	39,793
Federal Home Loan Bank (“FHLB”) stock	2,471
Loans	174,605
Premises and equipment	3,729
Bank owned life insurance	3,813
Core deposit intangible	707
Real estate owned	1,225
Accrued interest receivable	837
Deferred tax asset	6,350
Other assets	28,413

Total assets	295,750
Liabilities assumed:
Deposits	275,293
Advances by borrowers for taxes and insurance	482
Accrued interest payable	35
Other liabilities	758

Total liabilities	276,568
Net assets acquired	19,182

Goodwill resulting from acquisition of SE Financial	$12,160

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.

Certain loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent. For these collateral dependent impaired loans, the excess of the future expected cash flow over the present value of the future expected cash flow represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method. The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of April 3, 2012:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$9,807
Contractual cash flows not expected to be collected (nonaccretable difference)	5,133

Expected cash flows at acquisition	4,674

Interest component of expected cash flows (accretable discount)	285

Fair value of acquired loans accounted for under FASB ASC 310-30	$4,389

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value. The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan. The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of April 3, 2012:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$175,694
Contractual cash flows not expected to be collected (credit mark)	8,840

Expected cash flows at acquisition	166,854

Interest rate premium mark	3,362

Fair value of acquired loans not accounted for under FASB ASC 310-30	$170,216

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by SE Financial.

In connection with the acquisition of SE Financial, the Company acquired an investment portfolio with a fair value of $39.8 million. All investment securities were sold on April 3, 2012 at fair value.

In connection with the acquisition of SE Financial, the Company recorded a net deferred income tax asset of $6.4 million related to SE Financial’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from SE Financial provide value to the Company as a source of below market rate funds. The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using Beneficial’s historical deposit data. The CDI was valued at $707 thousand or 0.32% of deposits. The intangible asset is being amortized on an accelerated basis over ten years. Amortization for the six months ended June 30, 2012 was $32 thousand.

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment was valued at $1.2 million and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years. Amortization for the six months ended June 30, 2012 was $113 thousand.

Direct costs related to the Merger were expensed as incurred. During the six months ended June 30, 2012, the Company incurred $2.8 million in merger and acquisition integration expenses related to the Merger, including $635 thousand of facility expenses, $783 thousand of contract termination expenses, $441 thousand of severance expense, and $893 thousand of other merger expenses.

The Company recognized a $407 thousand gain related to the re-measurement to fair value equal to $695 thousand of the Company's previously held 2.5% equity interest in SE Financial Corp that is included in net gain on sale of investment securities within the Company’s financial statements. The fair value of the Company’s previously held equity interest was based on the cash payment of $14.50 for each share of SE Financial common stock.

The following table presents actual operating results attributable to SE Financial since the April 3, 2012 acquisition date through June 30, 2012. This information does not include purchase accounting adjustments or acquisition integration costs.

SE Financial
April 3, 2012 to
(Dollars in thousands)	June 30, 2012
Net interest income	$2,629
Non-interest income	117
Non-interest expense and income taxes	(1,214)

Net income	$1,532

The following table presents unaudited pro forma information as if the acquisition of SE Financial had occurred on both January 1, 2012 and January 1, 2011. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of SE Financial occurred at the beginning of 2012 or 2011. In particular, merger and acquisition integration costs of $2.8 million and $848 thousand incurred by Beneficial and SE Financial, respectively, and expected cost savings are not reflected in the pro forma amounts.

	Pro forma
	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011
Net interest income	$73,267	$77,988
Provision for loan loss	(15,128)	(20,854)
Non-interest income	14,036	12,200
Non-interest expense and income taxes	(62,906)	(67,203)

Net income	$9,269	$2,131

Net earnings per share
Basic	$0.12	$0.03
Diluted	$0.12	$0.03

NOTE 4 – EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share amounts)	2012	2011	2012	2011
Basic and diluted earnings per share:
Net income	$2,324	$1,979	$6,269	$1,081
Basic average common shares outstanding	76,838,141	77,092,682	76,940,992	77,049,673
Effect of dilutive securities	168,952	208,361	173,132	205,655

Dilutive average shares outstanding	77,007,093	77,301,043	77,114,124	77,255,328
Net earnings per share
Basic	$0.03	$0.03	$0.08	$0.01
Diluted	$0.03	$0.03	$0.08	$0.01

For the three and six months ended June 30, 2012, there were 2,268,770 outstanding options and 139,500 and 53,000 restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation. For the three and six months ended June 30, 2011, there were 2,135,740 and 2,138,840 outstanding options and 26,000 and 0 restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation.

NOTE 5 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
(Dollars in thousands)	Investment Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$900	$237	$—	$1,137
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	34,563	132	—	34,695
GNMA guaranteed mortgage certificates	7,387	247	—	7,634
Other mortgage-backed securities	716,176	27,971	—	744,147
Collateralized mortgage obligations	142,723	1,452	101	144,074
Municipal bonds	79,963	4,545	—	84,508
Pooled trust preferred securities	12,956	—	3,923	9,033
Money market, CDs and mutual funds	28,276	101	8	28,369

Total	$1,022,944	$34,685	$4,032	$1,053,597

	June 30, 2012
	Investment Securities Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA guaranteed mortgage certificates	$563	$—	$30	$533
Other mortgage-backed securities	375,141	8,857	—	383,998
Collateralized mortgage obligations	34,450	118	—	34,568
Municipal bonds	7,300	217	—	7,517
Foreign bonds	2,000	7	—	2,007

Total	$419,454	$9,199	$30	$428,623

	December 31, 2011
(Dollars in thousands)	Investment Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,478	$691	$30	$3,139
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	204	—	1	203
GNMA guaranteed mortgage certificates	7,874	232	—	8,106
Other mortgage-backed securities	509,434	27,017	—	536,451
Collateralized mortgage obligations	180,029	2,451	85	182,395
Municipal bonds	85,503	4,653	2	90,154
Pooled trust preferred securities	13,433	—	2,280	11,153
Money market and mutual funds	43,399	40	29	43,410

Total	$842,354	$35,084	$2,427	$875,011

	December 31, 2011
	Investment Securities Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA guaranteed mortgage certificates	$589	$—	$30	$559
Other mortgage-backed securities	422,011	3,987	9	425,989
Collateralized mortgage obligations	47,620	199	—	47,819
Municipal bonds	11,975	182	—	12,157
Foreign bonds	500	—	1	499

Total	$482,695	$4,368	$40	$487,023

During the six months ended June 30, 2012, the Bank sold a $6.3 million mortgage-backed security, $1.6 million of equity securities and $176 thousand of other securities that resulted in a gain of $709 thousand. Additionally, the Company recognized a $407 thousand gain that resulted from the re-measurement of the fair value of the Company’s previously held equity interest in SE Financial. Please refer to Note 3 for details.

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

The Company reviewed its portfolio for the three and six months ended June 30, 2012, and with respect to debt and equity securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $3.9 million related to its pooled trust preferred securities as of June 30, 2012. Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.

Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include the application of default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At June 30, 2012, the Company had two pooled trust securities totaling $13.0 million with an unrealized loss of $3.9 million.

The following table presents a summary of the significant inputs used in estimating potential credit losses for pooled trust preferred securities for the six months ended June 30, 2012:

Six Months Ended
June 30, 2012
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100.0%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, is rated Aa3 by Moody’s and rated A+ by Standard & Poor’s, which reflects an upgrade at May 2, 2012 from BB+. At June 30, 2012, the book value of the security totaled $6.2 million and the fair value totaled $5.0 million, representing an unrealized loss of $1.2 million, or 18.7%. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in September 2012, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. Based on this analysis, we concluded that there was no credit impairment for this security.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and rated B+ by Standard & Poor’s, which reflects an upgrade at May 31, 2012 from CCC-. However, this rating still represents a rating of below investment grade. At June 30, 2012, the book value of the security totaled $6.8 million and the fair value totaled $4.0 million, representing an unrealized loss of $2.8 million, or 40.8%. At June 30, 2012, there were a total of 29 banks currently performing of the 41 remaining banks in the security pool. A total of 16.9%, or $35.0 million, of the current collateral of $207.7 million has defaulted and 14.5%, or $30.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in August 2012, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.0% of defaults from the remaining performing collateral of $142.5 million. Excess subordination for the US Capital Fund III A-1 security represents 44.3% of the remaining performing collateral. The excess subordination of 44.3% is calculated by taking the remaining performing collateral of $142.5 million, subtracting the Class A-1 or senior tranche balance of $79.3 million and dividing this result, $63.2 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche. Based on this analysis, we concluded that there was no credit impairment for this security.

The following tables provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	At June 30, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$—	$—	$533	$30	$533	$30
Pooled trust preferred securities	—	—	9,033	3,923	9,033	3,923
Collateralized mortgage obligations	23,695	101	—	—	23,695	101

Subtotal, debt securities	23,695	101	9,566	3,953	33,261	4,054
Mutual Funds	328	8	—	—	328	8

Total temporarily impaired securities	$24,023	$109	$9,566	$3,953	$33,589	$4,062

(Dollars in thousands)	At December 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and Agency Notes	$—	$—	$103	$1	$103	$1
Mortgage-backed securities	30,186	9	559	30	30,745	39
Municipal and other bonds	—	—	1,205	2	1,205	2
Pooled trust preferred securities	—	—	11,153	2,280	11,153	2,280
Collateralized mortgage obligations	27,157	85	106	—	27,263	85
Foreign Bonds	499	1	—	—	499	1

Subtotal, debt securities	57,842	95	13,126	2,313	70,968	2,408
Equity securities	211	30	—	—	211	30
Mutual Funds	984	29	—	—	984	29

Total temporarily impaired securities	$59,037	$154	$13,126	$2,313	$72,163	$2,467

The following table sets forth the stated maturities of the investment securities at June 30, 2012 and December 31, 2011.

(Dollars are in thousands)	June 30, 2012		December 31, 2011
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$5,545	$5,654	$3,983	$4,016
Due after one year through five years	6,850	7,148	10,065	10,465
Due after five years through ten years	189,965	193,414	186,265	190,455
Due after ten years	68,380	66,628	79,142	79,256
Mortgage-backed securities	723,563	751,781	517,308	544,556
Equity securities	900	1,137	2,478	3,139
Money market and mutual funds	27,741	27,835	43,113	43,124

Total	$1,022,944	$1,053,597	$842,354	$875,011

Held-to-maturity:
Due in one year or less	$5,940	$6,008	$10,615	$10,672
Due after one year through five years	2,730	2,785	1,230	1,275
Due after five years through ten years	35,080	35,299	48,250	48,529
Mortgage-backed securities	375,704	384,531	422,600	426,547

Total	$419,454	$428,623	$482,695	$487,023

At June 30, 2012 and December 31, 2011, $362.5 million and $543.1 million, respectively, of securities were pledged to secure municipal deposits. At June 30, 2012 and December 31, 2011, the Company had $108.7 million and $141.3 million, respectively, of securities pledged as collateral on secured borrowings.

At June 30, 2012 the Company had no securities pledged at the Federal Reserve Bank of Philadelphia, while at December 31, 2011 the Company pledged $216 thousand of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

At June 30, 2012 and December 31, 2011, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $19.4 million and $18.9 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at June 30, 2012 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 6 – LOANS

Major classifications of loans at June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial:
Commercial real estate	$656,497	$547,010
Commercial business loans	391,488	429,266
Commercial construction	139,686	233,545

Total Commercial	1,187,671	1,209,821

Residential
Residential real estate	675,420	623,955
Residential construction	3,521	5,581

Total real estate loans	678,941	629,536

Consumer loans:
Home equity	264,741	268,793
Personal	63,686	73,094
Education	226,988	234,844
Automobile	177,508	160,041

Total consumer loans	732,923	736,772

Total loans	2,599,535	2,576,129

Allowance for losses	(55,621)	(54,213)

Loans, net	$2,543,914	$2,521,916

Included in the balance of residential loans are $4.1 million and $1.3 million of loans held for sale at June 30, 2012 and December 31, 2011, respectively. These loans are carried at estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the three and six months ended June 30, 2012, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $28.8 million and $60.5 million, respectively, and recorded mortgage banking income of approximately $590 thousand and $1.5 million, respectively, related to the valuation of servicing rights and the gain recognized on the sale of these loans. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchaser of the loans.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral deficiency on all loans at 90 days past due and all loans rated substandard or worse, as a result, no specific valuation allowance was maintained at June 30, 2012 or December 31, 2011.

The summary activity in the allowance for loan losses for all portfolios for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011, is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(In thousands)	2012	2011	2011
Balance, beginning of year	$54,213	$45,366	$45,366
Provision for loan losses	15,000	20,000	37,500
Charge-offs	(14,800)	(16,646)	(35,034)
Recoveries	1,208	2,578	6,381

Balance, end of period	$55,621	$51,298	$54,213

The following tables set forth the activity in the allowance for loan losses by portfolio for the six months ended June 30, 2012 and for the year ended December 31, 2011:

June 30, 2012 (Dollars in thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	4,087	4,535	4,362	343	264	281	394	66	468	—	14,800
Recoveries	51	414	240	36	—	104	84	—	279	—	1,208
Provision	8,137	4,352	383	634	338	307	492	71	286		15,000

Allowance ending balance	$20,355	$15,607	$11,052	$1,947	$139	$2,150	$2,037	$284	$1,500	$550	$55,621

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	20,355	15,607	11,052	1,947	139	2,150	2,037	284	1,500	550	55,621
Loans acquired with deteriorated credit quality (1)	—	—	—	—	—	—	—	—	—	—	—

Total Allowance	$20,355	$15,607	$11,052	$1,947	$139	$2,150	$2,037	$284	$1,500	$550	$55,621

Financing receivable:
Ending balance
Individually evaluated for impairment	$29,947	$21,430	$21,138	$12,147	$1,855	$1,186	$585	$—	$118	$—	$88,406
Collectively evaluated for impairment	625,621	370,058	116,813	662,792	1,666	263,186	63,101	226,988	177,390	—	2,507,615
Loans acquired with deteriorated credit quality(1)	929	—	1,735	481	—	369	—	—	—	—	3,514

Total Portfolio	$656,497	$391,488	$139,686	$675,420	$3,521	$264,741	$63,686	$226,988	$177,508	$—	$2,599,535

(1)	Loans acquired with deteriorated credit quality are evaluated on an individual basis.

December 31, 2011 (Dollars in thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	8,508	5,897	16,063	968	36	587	1,643	147	1,185	—	35,034
Recoveries	651	1,027	3,333	28	—	461	310	—	571	—	6,381
Provision	9,318	5,839	18,225	706	71	10	2,211	129	991	—	37,500

Allowance ending balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	16,254	15,376	14,791	1,620	65	2,020	1,855	279	1,403	550	54,213

Total Allowance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Financing receivable:
Ending balance
Individually evaluated for impairment	$38,324	$31,666	$40,349	$12,477	$1,850	$499	$436	$—	$97	$—	$125,698
Collectively evaluated for impairment	508,686	397,600	193,196	611,478	3,731	268,294	72,658	234,844	159,944	—	2,450,431

Total Portfolio	$547,010	$429,266	$233,545	$623,955	$5,581	$268,793	$73,094	$234,844	$160,041	$—	$2,576,129

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2012 and December 31, 2011:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	June 30, 2012
	Commercial Real Estate		Commercial Business		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$599,015	91%	$342,329	87%	$97,853	70%	$662,792	98%	$1,666	47%	$1,703,655	91%
Special Mention	24,924	4%	22,945	6%	15,502	11%	—	—%	—	—%	63,371	3%
Substandard	28,816	4%	25,837	7%	26,331	19%	12,628	2%	1,855	53%	95,467	5%
Doubtful	3,742	1%	377	—%	—	—%	—	—%	—	—%	4,119	1%

Total	$656,497	100%	$391,488	100%	$139,686	100%	$675,420	100%	$3,521	100%	$1,866,612	100%

	December 31, 2011
	Commercial Real Estate		Commercial Business		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$499,976	91%	$367,525	86%	$175,825	75%	$611,478	98%	$3,731	67%	$1,658,535	90%
Special Mention	8,710	2%	30,075	7%	17,371	8%	—	—%	—	—%	56,156	3%
Substandard	31,382	6%	27,672	6%	30,483	13%	12,477	2%	1,850	33%	103,864	6%
Doubtful	6,942	1%	3,994	1%	9,866	4%	—	—%	—	—%	20,802	1%

Total	$547,010	100%	$429,266	100%	$233,545	100%	$623,955	100%	$5,581	100%	$1,839,357	100%

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged off when they become 90 days delinquent with the exception of education loans which are guaranteed by the government. The following tables set forth the consumer loan risk profile based on payment activity at June 30, 2012 and December 31, 2011:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	June 30, 2012
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$263,554	100%	$63,101	99%	$205,342	90%	$177,390	100%	$709,387	97%
Nonperforming	1,187	—%	585	1%	21,646	10%	118	—%	23,536	3%

Total	$264,741	100%	$63,686	100%	$226,988	100%	$177,508	100%	$732,923	100%

	December 31, 2011
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$268,294	100%	$72,658	99%	$206,421	88%	$159,944	100%	$707,317	96%
Nonperforming	499	—%	436	1%	28,423	12%	97	—%	29,455	4%

Total	$268,793	100%	$73,094	100%	$234,844	100%	$160,041	100%	$736,772	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2012, are as follows:

(Dollars in thousands)	June 30 2012
Oustanding principal balance	$7,914
Carrying amount	3,514

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 3, 2012 acquisition date through June 30, 2012:

(Dollars in thousands)	Accretable Discount
Balance, April 3, 2012	$285
Accretion	(39)

Balance, June 30, 2012	$246

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

The following tables provide information about delinquent and non-accrual loans in our portfolio at the dates indicated:

					Aged Analysis of Past Due and Non-accrual Loans As of June 30, 2012
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total Past Due		Current		Total Loans		Recorded Investment >90 Days And Accruing	Non- Accruing (1)
Commercial:
Commercial real estate	$3,363	14%	$3,720	22%	$21,244	26%	$28,327	23%	$628,170	25%	$656,497	25%	$—	$29,947	34%
Commercial business loans	1,092	4%	535	3%	13,995	17%	15,622	12%	375,866	15%	391,488	15%	—	21,429	24%
Commercial construction	—	—%	—	—%	16,138	20%	16,138	13%	123,548	5%	139,686	6%	—	21,138	24%

Total commercial	$4,455	18%	$4,255	25%	$51,377	63%	$60,087	48%	$1,127,584	45%	$1,187,671	46%	$—	$72,514	82%

Residential:
Residential real estate	$2,541	10%	$1,907	12%	$7,627	9%	$12,075	10%	$663,345	27%	$675,420	26%	$623	$12,147	14%
Residential construction	—	—%	—	—%	1,146	2%	1,146	1%	2,375	—%	3,521	—%	—	1,855	2%

Total residential	$2,541	10%	$1,907	12%	$8,773	11%	$13,221	11%	$665,720	27%	$678,941	26%	$623	$14,002	16%

Consumer loans:
Home equity & lines of credit	$1,237	5%	$503	4%	$346	—%	$2,086	1%	$262,655	11%	$264,741	10%	$—	$1,187	1%
Personal	654	2%	31	—%	187	—%	872	1%	62,814	3%	63,686	2%	—	585	1%
Education	14,600	57%	9,591	58%	21,646	26%	45,837	37%	181,151	7%	226,988	9%	21,646	—	—%
Automobile	1,951	8%	245	1%	—	—%	2,196	2%	175,312	7%	177,508	7%		118	—%

Total consumer	$18,442	72%	$10,370	63%	$22,179	26%	$50,991	41%	$681,932	28%	$732,923	28%	$21,646	$1,890	2%

Total	$25,438	100%	$16,532	100%	$82,329	100%	$124,299	100%	$2,475,236	100%	$2,599,535	100%	$22,269	$88,406	100%

(1)	Non-accruing loans do not include $3.5 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

					Aged Analysis of Past Due and Non-accrual Loans As of December 31, 2011
(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total Past Due		Current		Total Loans		Recorded Investment >90 Days And Accruing	Non- Accruing
Commercial:
Commercial real estate	$3,307	10%	$998	5%	$20,229	21%	$24,534	17%	$522,476	21%	$547,010	21%	$—	$29,367	27%
Commercial business loans	1,836	6%	3,020	16%	15,718	17%	20,574	14%	408,692	17%	429,266	17%	—	26,959	25%
Commercial construction	2,483	8%	461	3%	22,526	24%	25,470	17%	208,075	9%	233,545	9%	—	36,222	34%

Total commercial	$7,626	24%	$4,479	24%	$58,473	62%	$70,578	48%	$1,139,243	47%	$1,209,821	47%	$—	$92,548	86%

Residential:
Residential real estate	$2,654	8%	$1,544	8%	$6,159	6%	$10,357	7%	$613,598	25%	$623,955	24%	$—	$12,477	11%
Residential construction	—	—%	484	3%	1,850	2%	2,334	2%	3,247	—%	5,581	—%	—	1,850	2%

Total residential	$2,654	8%	$2,028	11%	$8,009	8%	$12,691	9%	$616,845	25%	$629,536	24%	$—	$14,327	13%

Consumer loans:
Home equity & lines of credit	$925	3%	$382	2%	$208	—%	$1,515	1%	$267,278	11%	$268,793	11%	$—	$499	1%
Personal	524	2%	18	—%	405	—%	947	1%	72,147	3%	73,094	3%	—	436	—%
Education	18,209	57%	11,101	61%	28,423	30%	57,733	40%	177,111	7%	234,844	9%	28,423	—	—%
Automobile	1,753	6%	344	2%	—	—%	2,097	1%	157,944	7%	160,041	6%	—	97	—%

Total consumer	$21,411	68%	$11,845	65%	$29,036	30%	$62,292	43%	$674,480	28%	$736,772	29%	$28,423	$1,032	1%

Total	$31,691	100%	$18,352	100%	$95,518	100%	$145,561	100%	$2,430,568	100%	$2,576,129	100%	$28,423	$107,907	100%

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

The Bank had 34 loans totaling $14.5 million and 36 loans totaling $23.7 million whose terms were modified in a manner that met the criteria for a TDR as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $4.2 million, 10 were commercial business loans with an aggregate outstanding balance of $9.1 million, five were residential real estate loans with an aggregate outstanding balance of $285 thousand, and the remaining nine were consumer loans with an aggregate outstanding balance of $946 thousand. As of December 31, 2011, 11 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 10 were commercial business loans with an aggregate outstanding balance of $9.9 million, one was a commercial construction loan with an outstanding balance of $3.9 and the remaining 14 loans were residential real estate loans with an aggregate outstanding balance of $2.1 million.

The following tables summarize information about TDRs as of and for the six months ended June 30, 2012 and as of and for the year ended December 31, 2011:

	At or For the Six Months Ended
(Dollars in thousands, except number of loans)	June 30, 2012
	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	9	$946
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	9	946
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	9	946
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	12	4,365
Outstanding principal balance at period end	34	14,517
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Year Ended
(Dollars in 000’s, except number of loans)	December 31, 2011
	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$1,801
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	43
Temporary reduction in interest rate	1	60
Deferral of interest due	2	1,698
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	4	1,801
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	5,545
Outstanding principal balance at period end	36	23,709
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Year to date June 30, 2012 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$29,947	$44,642	$—	$30,346	$—	$—
Commercial Business	21,429	27,002	—	24,908	—	—
Commercial Construction	21,138	45,275	—	29,421	—	—
Residential Real Estate	12,147	12,869	—	12,245	—	—
Residential Construction	1,855	2,119	—	1,911	—	—
Home Equity and Lines of Credit	1,187	1,204	—	669	—	—
Personal	585	720	—	745	—	—
Education	—	—	—	—	—	—
Auto	118	118	—	42	—	—

Total Impaired Loans:	$88,406	$133,949	$—	$100,287	$—	$—

Commercial	72,514	116,919	—	84,675	—	—
Residential	14,002	14,988	—	14,156	—	—
Consumer	1,890	2,042	—	1,456	—	—

Total	$88,406	$133,949	$—	$100,287	$—	$—

The impaired loans table above does not include $3.5 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The Company charged off the collateral deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at June 30, 2012. Interest income that would have been recorded for the six months ended June 30, 2012, had impaired loans been current according to their original terms, amounted to approximately $3.4 million.

Nonperforming loans (which includes nonaccrual loans and loans past due 90 days or more and still accruing) at June 30, 2012 and 2011 amounted to approximately $110.7 million and $143.9 million, respectively, and included $21.6 million and $25.2 million in guaranteed student loans, respectively. As of June 30, 2012, all impaired loans greater than 90 days delinquent are on a nonaccrual status and all payments are applied to principal.

The Bank pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At June 30, 2012 and December 31, 2011, loans in the amount of $277.2 million and $808.5 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 7 – OTHER ASSETS

The following table provides selected information on other assets at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Investments in affordable housing and other partnerships	$16,450	$17,189
Cash surrender value of life insurance	19,972	19,575
Prepaid assets	10,461	10,459
Net deferred tax assets	44,558	37,998
Other real estate	22,806	17,775
Fixed assets held for sale	653	553
Mortgage servicing rights	1,100	647
All other assets	11,532	9,987

Total other assets	$127,532	$114,183

The Company follows the authoritative guidance under ASC 860-50—Servicing Assets and Liabilities to account for its Mortgage Servicing Rights (“MSRs”). The Company utilizes the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur. See Note 19 for further discussion of MSRs.

NOTE 8 – DEPOSITS

Deposits consisted of the following major classifications at June 30, 2012 and December 31, 2011:

	June 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2012	Deposits	2011	Deposits
Non-interest bearing deposits	$322,411	8.4%	$278,968	7.8%
Interest-earning checking accounts	609,376	15.8%	485,160	13.5%
Municipal checking accounts	560,661	14.6%	679,055	18.9%
Money market accounts	531,330	13.8%	529,877	14.7%
Savings accounts	992,447	25.8%	783,388	21.8%
Time deposits	829,506	21.6%	838,354	23.3%

Total deposits	$3,845,731	100.0%	$3,594,802	100.0%

NOTE 9 – BORROWED FUNDS

Borrowed funds at June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
FHLB advances	$165,000	$100,000
Repurchase agreements	95,000	125,000
Statutory trust debenture	25,344	25,335

Total borrowed funds	$285,344	$250,335

The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At June 30, 2012 and December 31, 2011, loans in the amount of $277.2 million and $808.5 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia. At June 30, 2012 and December 31, 2011, the Company had $108.7 million and $141.3 million, respectively, of securities pledged as collateral on secured borrowings. At June 30, 2012, the Company had no securities pledged at the Federal Reserve Bank of Philadelphia, while at December 31, 2011, the Company pledged $216 thousand of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

The goodwill and intangible balances presented below resulted from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company. The acquisition of SE Financial resulted in goodwill of $12.2 million and core deposit intangible of $707 thousand. For further information regarding the goodwill and other intangible assets recorded in connection with the acquisition of SE Financial, please refer to Note 3.

Goodwill and other intangibles at June 30, 2012 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2012	$110,486	$13,334
Additions	12,160	707
Amortization	—	(1,956)

Balance at June 30, 2012	$122,646	$12,085

The Company performed the annual review of its goodwill and identifiable intangible assets as of December 31, 2011 in accordance with FASB ASC Topic 350 for Intangibles—Goodwill and Other. As a result of this review, the Company determined there was no impairment of goodwill or other intangible assets.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2012 and December 31, 2011, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2012 and December 31, 2011, the Bank is considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2012:

Tier 1 Capital (to average assets)	$452,052	9.67%	$140,209	3.00%	$233,681	5.00%

Tier 1 Capital (to risk weighted assets)	452,052	18.36%	98,502	4.00%	147,752	6.00%

Total Capital (to risk weighted assets)	483,191	19.62%	197,003	8.00%	246,254	10.00%

As of December 31, 2011:

Tier 1 Capital (to average assets)	$442,598	9.67%	$137,269	3.00%	$228,781	5.00%

Tier 1 Capital (to risk weighted assets)	442,598	18.09%	97,882	4.00%	146,823	6.00%

Total Capital (to risk weighted assets)	473,486	19.35%	195,764	8.00%	244,705	10.00%

NOTE 12 – INCOME TAXES

For the six months ended June 30, 2012, we recorded a provision for income taxes of $802 thousand reflecting an effective rate of 11.3% compared to a benefit for income taxes of $65 thousand reflecting an effective tax rate of (6.4%) for the six months ended June 30, 2011. The difference was due to an increase in income before income taxes of $6.1 million, to $7.1 million for the six months ended June 30, 2012, from $1.0 million for the six months ended June 30, 2011. The increase in income before income taxes for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to a decrease in the provision for loan losses of $5.0 million, mortgage banking income increases of $1.4 million and a decrease in operating expenses of $833 thousand.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits increased (reduced) the effective tax rates by (9.5%), 3.3% and (10.9%) in the effective income tax rate calculation for 2012, respectively, and (20.5%), 3.8%, and (31.1%) for 2011, respectively.

As of June 30, 2012, the Company’s net deferred tax assets were $44.6 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments and management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of June 30, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.

NOTE 13 – PENSION AND POSTRETIREMENT BENEFIT PLANS

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(Dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$—	$—	$65	$60
Interest cost	919	955	262	347
Expected return on assets	(1,066)	(1,027)	—	—
Amortization of loss	461	237	98	67
Amortization of prior service cost	—	—	(114)	37
Amortization of transition obligation	—	—	41	41

Net periodic pension cost	$314	$165	$352	$552

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$—	$—	$130	$120
Interest cost	1,839	1,909	523	694
Expected return on assets	(2,133)	(2,053)	—	—
Amortization of loss	921	474	195	134
Amortization of prior service cost	—	—	(227)	73
Amortization of transition obligation	—	—	82	82

Net periodic pension cost	$627	$330	$703	$1,103

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Bank, which can be deducted for federal income tax purposes.

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of June 30, 2012, 390,000 shares were fully vested and 328,800 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The net expense recognized for the three and six months ended June 30, 2012 was $198 thousand and $489 thousand, respectively, compared to $146 thousand and $463 thousand, respectively, for the three and six months ended June 30, 2011.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price
Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	128,000	9.13
Vested	(55,400)	8.51
Forfeited	(128,300)	10.61

Non-vested Stock Awards outstanding, June 30, 2012	636,200	$9.98

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2011:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price
Non-vested Stock Awards outstanding, January 1, 2011	837,500	$11.00
Issued	175,500	8.38
Vested	(12,500)	9.05
Forfeited	(116,500)	10.95

Non-vested Stock Awards outstanding, June 30, 2011	884,000	$10.51

The fair value of the 55,400 shares vested during the six months ended June 30, 2012 was $491 thousand. The fair value of the 12,500 shares vested during the six months ended June 30, 2011 was $110 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2012, the Company granted 566,000 options compared to 352,000 options during the same period ended June 30, 2011. All options issued contain service conditions based on the participant’s continued service. The options generally vest over five years. Compensation expense for the options totaled $363 thousand and $673 thousand, for the three and six months ended June 30, 2012, respectively, compared to $257 thousand and $547 thousand for the three and six months ended June 30, 2011, respectively.

A summary of option activity as of June 30, 2012 and changes during the six month period is presented below:

	Number of Options	Weighted Exercise Price per Shares
January 1, 2012	2,086,100	$10.74
Granted	566,000	9.13
Exercised	—	—
Forfeited	(147,530)	10.45
Expired	(66,250)	11.60

June 30, 2012	2,438,320	$10.36

A summary of option activity as of June 30, 2011 and changes during the six month period is presented below:

	Number of Options	Weighted Exercise Price per Shares
January 1, 2011	2,001,950	$11.21
Granted	352,000	8.38
Exercised	—	—
Forfeited	(165,740)	11.09
Expired	(49,370)	11.17

June 30, 2011	2,138,840	$10.75

The weighted average remaining contractual term was approximately 7.46 years for options outstanding as of June 30, 2012. Exercisable options totaled 999,730 and 699,440 at June 30, 2012 and 2011, respectively.

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Weighted average fair value of options granted	$3.51	$3.29
Weighted average risk-free rate of return	2.72%	2.17%
Weighted average expected option life in months	78	78
Weighted average expected volatility	36.10%	35.18%
Expected dividends	$—	$—

As of June 30, 2012, there was $4.0 million of total unrecognized compensation cost related to options and $4.4 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of June 30, 2011, there was $3.9 million of total unrecognized compensation cost related to options and $6.2 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.49 and 3.20 years as of June 30, 2012 and June 30, 2011, respectively. The average weighted lives for the stock award expense were 3.00 and 3.19 years at June 30, 2012 and June 30, 2011, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

At June 30, 2012 and December 31, 2011, the Company had outstanding commitments to make loans aggregating approximately $29.4 million and $71.9 million, respectively, and commitments to customers on available lines of credit of $156.3 million and $170.7 million, respectively, at competitive rates. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. We have a reserve for our commitments and contingencies of $612 thousand and $653 thousand at June 30, 2012 and December 31, 2011, respectively.

The Company is also involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended June 30, 2012.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the guidance for the period ended June 30, 2012.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has complied with guidance for the period ended June 30, 2012.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the six months ended June 30, 2012.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, SBA servicing assets, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at June 30, 2012 are as follows:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,100	$1,100
Loans held for sale	—	4,066	—	4,066
Investment securities available for sale:
U.S. GSE and agency notes	—	34,695	—	34,695
GNMA guaranteed mortgage certificates	—	7,634	—	7,634
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	4,397	—	4,397
Agency CMOs	—	112,452	—	112,452
Non-agency CMOs	—	27,225	—	27,225
Other mortgage-backed securities	—	744,147	—	744,147
Municipal bonds
General obligation municipal bonds	—	65,878	—	65,878
Revenue municipal bonds	—	18,630	—	18,630
Pooled trust preferred securities (financial industry)	—	—	9,033	9,033
Equity securities (financial industry)	1,137	—	—	1,137
Money market funds	26,212	—	—	26,212
Mutual funds	1,622	—	—	1,622
Certificates of deposit	535	—	—	535
Interest rate swap agreements	—	347	—	347

Total Assets	$29,506	$1,019,471	$10,133	$1,059,110

Liabilities:
Interest rate swap agreements	$—	$369	$—	$369

Total Liabilities	$—	$369	$—	$369

Those assets which will continue to be measured at fair value on a recurring basis at December 31, 2011 are as follows:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$647	$647
Loans held for sale	—	1,251	—	1,251
Investment securities available for sale:
U.S. GSE and agency notes	—	203	—	203
GNMA guaranteed mortgage certificates	—	8,106	—	8,106
Collateralized mortgage obligations (‘‘CMOs’’)	—		—
Government (GNMA) guaranteed CMOs	—	5,865	—	5,865
Agency CMOs	—	138,540	—	138,540
Non-Agency CMOs	—	37,990	—	37,990
Other mortgage-backed securities	—	536,451	—	536,451
Municipal bonds
General obligation municipal bonds	—	71,464	—	71,464
Revenue municipal bonds	—	18,690	—	18,690
Pooled trust preferred securities (financial industry)	—	—	11,153	11,153
Equity securities (financial industry)	3,139	—	—	3,139
Money market funds	41,432	—	—	41,432
Mutual funds	1,693	—	—	1,693
Certificates of deposits	—	285	—	285

Total	$46,264	$818,845	$11,800	$876,909

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

Loans Held for Sale. The carrying amount of loans held for sale approximates fair value.

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

Agency CMOs. For pricing evaluations, the pricing service, in general, obtains and applies available trade information, dealer quotes, market color, spreads, bids, offers, prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.). For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based, single cash flow stream model or an option-adjusted spread (OAS) model is used. Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

Non-Agency CMOs. For pricing evaluations, the pricing service, in general, obtains and applies available trade information, dealer quotes, market color, spreads, bids, offers, prepayment and default information and benchmarks (U.S. Treasury curves, swap curves, etc.). For Non-Agency CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional single cash flow stream model or an option-adjusted spread (OAS) model is used. Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

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

Level 3 Valuation Techniques and Inputs

Pooled Trust Preferred Securities. The underlying value of pooled trust preferred securities consists of financial services debt. These investments are thinly traded and the Company determines the estimated fair values for these securities by using observable transactions of similar type securities to obtain an average discount margin which was applied to a cash flow analysis model in determining the fair value of our pooled trust preferred securities. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 and 2011.

Level 3 Investments Only	Six Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012		June 30, 2011
	Trust Preferred	Mortgage	Trust Preferred	Mortgage
	Securities	Servicing Rights	Securities	Servicing Rights
Balance, January 1,	$11,153	$647	$14,522	$268
Additions	—	590	—	(2)
Included in other comprehensive income	(1,643)	—	1,030	—
Payments	(514)	(29)	(1,293)	—
Net accretion / (amortization)	37	—	66	—
Increase/(decrease) in fair value due to changes in valuation input or assumptions	—	(108)	—	—

Balance, June 30,	$9,033	$1,100	$14,325	$266

As described in Note 7 — Other Assets, the Company utilizes the fair value measurement method to account for its MSRs.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below. A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans at June 30, 2012 are measured based on the estimated fair value of the collateral since the loans are collateral dependent. Assets measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Balance Transferred YTD June 30, 2012	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired Loans	$18,960	—	—	$18,960	$(2,678)
Long lived assets held for sale	100	—	100	—	(115)

(Dollars in thousands)	Balance Transferred YTD June 30, 2011	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired Loans	$37,894	—	—	$37,894	$(16,646)
Long lived assets held for sale	615	—	615	—	(627)

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

	Fair Value of Financial Instruments
		At June 30, 2012		At December 31, 2011
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$434,013	$434,013	$347,956	$347,956
Securities available for sale	See previous table	1,053,597	1,053,597	875,011	875,011
Securities held to maturity	Level 2	419,454	428,623	482,695	487,023
FHLB stock	Level 3	19,433	19,433	18,932	18,932
Loans, net	Level 3	2,539,848	2,547,679	2,520,665	2,517,030
Loans held for sale	Level 2	4,066	4,066	1,251	1,251
Mortgage servicing rights	Level 3	1,100	1,100	647	647
Interest rate swaps	Level 2	347	347	—	—
Accrued interest receivable	Level 3	16,267	16,267	16,401	16,401

Liabilities:
Deposits	Level 2	3,845,731	3,853,068	3,594,802	3,599,282
Borrowed funds	Level 2	285,344	300,913	250,335	267,702
Interest rate swaps	Level 2	369	369	—	—
Accrued interest payable	Level 2	2,381	2,381	2,356	2,356

Cash and Cash Equivalents – For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale and Held to Maturity – The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, yield curve analysis, and prices obtained from independent pricing services. The fair value of CDOs is determined by using observable transactions of similar type securities to obtain an average discount margin which is applied to a cash flow analysis model.

FHLB Stock – The fair value of FHLB stock is estimated at its carrying value and redemption price of $100 per share.

Loans, Net – The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Loans Held for Sale – The carrying amount of loans held for sale approximates fair value.

Mortgage Servicing Rights – The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

Interest Rate Swaps – The fair value measurements of interest rate swaps are obtained from a third party. The fair value measurements are determined using a market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect our nonperformance risk as well as the counterparty’s nonperformance risk.

Accrued Interest Receivable/ Payable — The carrying amounts of interest receivable/ payable approximate fair value.

Deposits—The fair value of checking and money market deposits and savings accounts is the amount reported in the consolidated financial statements. The carrying amount of checking, savings and money market accounts is the amount that is payable on demand at the reporting date. The fair value of time deposits is generally based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Borrowed Funds—The fair value of borrowed funds is based on a present value estimate using rates currently offered. Under FASB ACS Topic 820 for Fair Value Measurements and Disclosures, the subordinated debenture was valued based on management’s estimate of similar trust preferred securities activity in the market.

Commitments to Extend Credit and Letters of Credit—The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded net deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2012 and December 31, 2011, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 – EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program. As a result of this review, the Bank reduced approximately 4% of its workforce. Additionally, the Bank made the decision to consolidate 5 of its branch locations into other existing branches. These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense. During the second quarter of 2011, $978 thousand of severance expense was accrued relating to the departure of an executive officer. During the second quarter of 2012, the Company accrued for merger and restructuring charges related to the acquisition of SE Financial Corp, as well as the restructuring of a department and the departure of an officer of the Bank that totaled $2.8 million. These charges are included in merger and restructuring charge, a component of non-interest expense, within the consolidated statements of operations. A schedule of the current restructuring and severance accrual is summarized below as of June 30, 2012:

		Contract
		termination, merger
(Dollars in thousands)	Severance	and other costs	Total
Accrued at December 31, 2011	$1,027	$787	$1,814
Accrued during the six months	615	2,206	2,821
Paid during the six months	(284)	(2,132)	(2,416)

Accrued at June 30, 2012	$1,358	$861	$2,219

NOTE 19 – MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50—Servicing Assets and Liabilities to account for its MSRs. Effective January 1, 2011, the Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of operations for each period. As of June 30, 2012 and December 31, 2011, the Company serviced $142 million and $85.9 million of residential mortgage loans, respectively. During the six months ended June 30, 2012 and 2011 the Company recognized $131 thousand and $46 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the six months ended June 30, 2012 and 2011:

	Residential
	Mortgage Servicing Rights
	For the Six Months Ended June 30,
Dollars in thousands	2012	2011
Balance, January 1,	$647	$268
Additions	590	—
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(108)	(2)
Paydowns	(29)	—

Balance, June 30,	$1,100	$266

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 17.2%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 1.09%. At June 30, 2011, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 18.10%, a discount rate equal to 9.00% and an escrow earnings credit rate equal to 2.25%.

The Company’s servicing portfolio includes only fixed rate residential mortgage loans. At June 30, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

Residential
Mortgage Servicing Rights
Dollars in thousands	June 30, 2012
Fair value of residential mortgage servicing rights	$1,100

Weighted average life	4.1

Prepayment speed	17.20%
Effect on fair value of a 20% increase	$(105)
Effect on fair value of a 10% increase	(55)
Effect on fair value of a 10% decrease	60
Effect on fair value of a 20% decrease	126

Discount rate	8.50%
Effect on fair value of a 20% increase	$(51)
Effect on fair value of a 10% increase	(27)
Effect on fair value of a 10% decrease	27
Effect on fair value of a 20% decrease	55

Escrow earnings credit	1.09%
Effect on fair value of a 20% increase	$13
Effect on fair value of a 10% increase	6
Effect on fair value of a 10% decrease	(7)
Effect on fair value of a 20% decrease	(14)

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

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2012, the Company had two interest rate swaps with an aggregate notional amount of $14.6 million related to this program. During the three and six months ended June 30, 2012, the Company recognized a net loss of $28 thousand and a net gain of $120 thousand, respectively, related to interest rate swap agreements that is included as a component of Other Non-interest Income in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2012.

	Asset derivatives		Liability derivatives
	Notional		Notional
(dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)
Interest rate swap agreements	$7,276	$347	$7,276	$369

Total derivatives	$7,276	$347	$7,276	$369

(1)	Included in Other assets in our Consolidated Statements of Condition.
(2)	Included in Other liabilities in our Consolidated Statements of Condition.

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

As of June 30, 2012, the termination value of the interest rate swap in a liability position was $380 thousand. As of June 30, 2012, the Company has minimum collateral posting thresholds with its counterparty and has posted collateral of $403 thousand. If the Company had breached any of these provisions at June 30, 2012 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions as June 30, 2012.

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

EXECUTIVE SUMMARY

Beneficial Mutual Bancorp Inc. is a federally chartered stock savings and loan holding company and owns 100% of the outstanding common stock of Beneficial Mutual Savings Bank (“the Bank”), a Pennsylvania chartered stock savings bank. On July 13, 2007, the Company completed its initial minority public offering and simultaneous acquisition of FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank, which was merged with and into the Bank. Following the consummation of the merger and public offering, the Company had a total of 82,264,600 shares of common stock, par value $.01 per share, issued and outstanding, of which 36,471,825 were held publicly and 45,792,775 were held by Beneficial Savings Bank MHC. On April 3, 2012, the Company consummated its acquisition of SE Financial and St. Edmond’s. SE Financial’s assets totaled $295.8 million at April 3, 2012 and the acquisition resulted in Beneficial having new branches in Roxborough, Pennsylvania and Deptford, New Jersey. See the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2011 for additional information regarding the terms of the acquisition and the agreement and plan of merger, and the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012 for additional information regarding the acquisition.

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 62 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and the FDIC. Pursuant to the provisions of the Dodd-Frank Act, the Office of Thrift Supervision was eliminated on July 21, 2011. As a result of the elimination of the Office of Thrift Supervision, savings and loan holding companies, such as Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC. Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

The Bank recorded net income of $2.3 million and $6.3 million for the three and six month periods ended June 30, 2012, respectively, compared to $2.0 million and $1.1 million for the same periods in 2011. Net income for the six months ended June 30, 2012 included merger and restructuring charges of $2.8 million related to the acquisition of SE Financial. Net income for the six months ended June 30, 2011 included a $5.1 million restructuring charge related to the implementation of our previously announced expense management reduction program. Credit costs have decreased during the three and six months ended June 30, 2012 from the same periods in 2011 but continue to have a significant impact on our financial results. During the three and six months ended June 30, 2012, the Bank recorded a provision for credit losses in the amount of $7.5 million and $15.0 million, respectively, compared to a provision of $10.0 million and $20.0 million for the three and six months ended June 30, 2011, respectively.

Although we have seen some improvement in our credit quality with non-performing assets decreasing $15.2 million during the second quarter of 2012 to $133.5 million, as compared to $154.1 million at December 31, 2011, we continue to experience high charge-off levels. We expect that the provision for credit losses will remain elevated in 2012 as we continue to focus on reducing our non-performing loan levels. We remain cautious despite some improvement in economic conditions as GDP growth is still low, unemployment remains high and residential and commercial real estate markets are still soft. During the six months ended June 30, 2012, we continued to build our reserves and, at June 30, 2012, the Company’s allowance for loan losses totaled $55.6 million, or 2.14% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011 and $51.3 million, or 1.88% of total loans, at June 30, 2011.

Non-interest income increased $1.5 million and $2.1 million to $6.9 million and $13.9 million for the three and six months ended June 30, 2012, respectively, from the same periods in 2011. The Company’s mortgage banking team that was established in 2011 continued to positively impact our non-interest income. During the six months ended June 30, 2012, we sold approximately $60.5 million of residential mortgage loans originated during 2012 and recorded mortgage banking income of $1.5 million related to these loan sales.

During the six months ended June 30, 2012, we continued to actively manage expenses consistent with the expense management reduction program that we implemented in the first quarter of 2011. Total non-interest expense decreased $833 thousand to $62.5 million for the six months ended June 30, 2012 compared to $63.3 million for the six months ended June 30, 2011.

Loans increased $23.4 million, or 0.9%, to $2.6 billion during the six months ended June 30, 2012. The increase in loans was primarily driven by the addition of $174.8 of loans acquired from St. Edmond’s, primarily offset by a $162.1 million decrease in our existing loan portfolio caused by a number of large commercial loan repayments and continued weak loan demand. We also have been selling agency eligible mortgage loans originated by our mortgage banking team into the secondary market to better position the Company’s balance sheet for interest rate risk.

Deposits increased $250.9 million, or 7.0%, to $3.8 billion at June 30, 2012 from $3.6 billion at December 31, 2011. The increase was primarily driven by the addition of $274.1 million of deposits acquired by St. Edmond’s. During the six months ended June 30, 2012, municipal deposits decreased $118.4 million, or 17.4%, which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts. Excluding municipal deposits and the impact of the SE Financial acquisition, we experienced increases in all of our core deposit categories, particularly savings products and business checking which increased $117.0 million and $57.0 million, respectively.

The Company continues to repurchase shares of our common stock and repurchased 653,900 shares during the six months ended June 30, 2012 which increased total treasury shares to 2,641,815 at June 30, 2012.

The Federal Reserve Board continues to hold short term interest rates at historic lows. The low rate environment impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates. Elevated unemployment, depressed home values, and continued economic uncertainty has constrained consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery. This resulted in low loan demand during the six months ended June 30, 2012 and we expect loan demand to remain low during the remainder of 2012. This has resulted in significant excess liquidity with cash and cash equivalents totaling $434.0 million at June 30, 2012. Our investment portfolio increased $115.8 million, or 8.4%, to $1.5 billion at June 30, 2012 from $1.4 billion at December 31, 2011 as a result of our decision to re-invest cash in shorter term investment securities. We continue to focus on purchasing high quality investments that provide a steady stream of cash flow even in rising interest rate environments.

We believe that the economic crisis, which has adversely impacted our customers and communities, has resulted in a refocus on financial responsibility. Through any economic cycle, our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support organizations that share our sense of responsibility to do what's right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 159 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

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

On April 3, 2012, the Company completed the acquisition of SE Financial and St. Edmond’s. The transaction enhanced Beneficial’s presence in southeastern Pennsylvania, and increased the Company’s market share in Philadelphia and Delaware Counties. We will continue to look for acquisitions that we believe will increase market share, improve profitability and provide growth opportunities in our footprint.

CURRENT REGULATORY ENVIRONMENT

On July 21, 2010, President Obama signed the Dodd-Frank Act. In addition to eliminating the OTS effective as of July 21, 2011 and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repeals non-payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations. The impact of all of the provision on operations cannot yet be fully assessed by management. However, there is a significant probability that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank, Company and MHC.

Effective April 1, 2011, the assessment base for payment of FDIC premiums was changed from a deposit level base to an asset base consisting of average tangible assets less average tangible equity. This change has resulted in a $1.2 million reduction in FDIC premiums in the six months ended June 30, 2012 compared to the same period in 2011.

Effective July 21, 2011, the Bank began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. The Bank has been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase the Bank’s interest expense in the future.

Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future. The Bank recognized $2.4 million of interchange revenue for the six months ended June 30, 2012.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During three months ended June 30, 2012, Beneficial reported net interest income of $36.2 million, an increase of $413 thousand, or 1.2%, from the three months ended June 30, 2011. The increase in net interest income during the three months ended June 30, 2012 compared to the same period last year was primarily the result of a reduction in the cost of interest bearing liabilities exceeding the decrease in the yield on interest earning assets. Despite the low interest rate environment, our net interest margin increased, totaling 3.21% for the three months ended June 30, 2012 as compared to 3.16% for the three months ended June 30, 2011, largely due to our efforts to re-price deposits.

During the six months ended June 30, 2012, the Company reported net interest income of $70.6 million, a decrease of $1.8 million, or 2.5%, from the six months ended June 30, 2011. The decrease in net interest income during the six months ended June 30, 2012 compared to the same period last year was primarily the result of a decline in interest earning assets due to a decision made in 2011 to run-off higher cost municipal deposits to strengthen capital, improve our net interest margin and lower loan balances. Despite the low interest rate environment, our net interest margin remained relatively stable, totaling 3.23% for the six months ended June 30, 2012 as compared to 3.22% for the six months ended June 30, 2011, largely due to our efforts to re-price deposits.

We have been able to lower the cost of our liabilities to 0.87% and 0.88% for the three and six months ended June 30, 2012 compared to 1.03% and 1.05% for the three and six months ended June 30, 2011, respectively, by re-pricing higher cost deposits. The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposit portfolio as we have run-off higher cost, non-relationship-based municipal deposits.

During the first six months of 2012, we continued to operate with very high levels of cash and cash equivalents which was primarily driven by higher than normal commercial loan prepayments, weak overall loan demand and prepayments of higher yielding investments. This excess level of cash coupled with weak loan demand and the current low interest rate environment will likely result in reduced net interest income and net interest margin for the rest of 2012. Net interest margin in future periods will continue to be impacted by several factors including but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

CREDIT RISK ENVIRONMENT

Credit costs have decreased during the three and six months ended June 30, 2012 from the same periods in 2011 but continue to have a significant impact on our financial results. During the three and six months ended June 30, 2012, the Bank recorded a provision for credit losses in the amount of $7.5 million and $15.0 million, respectively, compared to a provision of $10.0 million and $20.0 million for the three and six months ended June 30, 2011, respectively. At June 30, 2012 our nonperforming assets were $133.5 million, down $20.6 million and $29.1 million, from $154.1 million and $162.6 million, respectively, at December 31, 2011 and June 30, 2011. We continue to charge-off any collateral deficiency for non-performing loans once a loan is 90 days past due. We continued to build our reserves during 2012 and, at June 30, 2012, the Company’s allowance for loan losses totaled $55.6 million, or 2.14% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011.

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

The allowance for loan losses (“ALLL”) is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $750 thousand to $1.5 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we continued to experience elevated levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated ALLL; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $122.7 million at June 30, 2012 compared to $110.5 million at December 31, 2011. The increase was due to goodwill of $12.2 million resulting from the SE Financial acquisition.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. During 2011, the Company adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In 2010, we performed a detailed quantitative analysis and the fair values of the Bank and Beneficial Insurance Services, LLC exceeded the carrying amount by approximately 13.2% and 10.7%, respectively. Management reviewed qualitative factors for the Bank and Beneficial Insurance Services, LLC in 2011 including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2010. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2011. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2011. Based on our latest annual impairment analysis of goodwill, we believe that the fair value for all reporting units is in excess of the respective reporting unit’s carrying value.

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

As of June 30, 2012, the Company had net deferred tax assets totaling $44.6 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

Expected Long-term Rate of Return on Plan Assets

Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 8.0% for both 2011 and 2010. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $255.1 million, or 5.5%, to $4.9 billion at June 30, 2012 from $4.6 billion at December 31, 2011. The increase in total assets was primarily driven by the assets acquired as part of the acquisition of SE Financial of $295.8 million which closed on April 3, 2012.

Cash and cash equivalents increased approximately $86.0 million to $434.0 million at June 30, 2012 from $348.0 million at December 31, 2011. The increase in cash and cash equivalents was primarily driven by higher than normal commercial loan prepayments, weak overall loan demand and our selling of all agency eligible mortgage loans, which approximated $28.8 million for the three months ended June 30, 2012.

Investment securities increased $115.8 million, or 8.4%, to $1.5 billion at June 30, 2012 from $1.4 billion at December 31, 2011. We continue to focus on purchasing high quality investments that provide a steady stream of cash flow even in rising interest rate environments.

Loans increased $23.4 million, or 0.9%, to $2.6 billion during the six months ended June 30, 2012. The increase in loans was primarily driven by the addition of $174.8 of loans acquired from St. Edmond’s, partially offset by a $162.1 million decrease in our existing loan portfolio caused by a number of large commercial loan repayments and continued weak loan demand.

Deposits increased $250.9 million, or 7.0%, to $3.8 billion at June 30, 2012 from $3.6 billion at December 31, 2011. The increase was primarily driven by the addition of $275.3 million of deposits acquired from St. Edmond’s. During the six months ended June 30, 2012, municipal deposits decreased $118.4 million, or 17.4%, which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts. Excluding municipal deposits and the impact of the St Edmond’s acquisition, we experienced increases in all core deposit categories, particularly savings products and business checking which increased $117.0 million and $57.0 million, respectively.

At June 30, 2012, stockholders’ equity increased to $631.5 million, or 13.0% of total assets, compared to $629.4 million, or 13.7% of total assets, at December 31, 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

General – For the three months ended June 30, 2012, Beneficial recorded net income of $2.3 million, or $0.03 per share, compared to $2.0 million, or $0.03 per share, for the three months ended June 30, 2011.

Net Interest Income – For the three months ended June 30, 2012, the Company reported net interest income of $36.2 million, an increase of $413 thousand, or 1.2%, from the three months ended June 30, 2011. The increase in net interest income during the three months ended June 30, 2012 compared to the same period last year was primarily the result of a reduction in the cost of interest bearing liabilities exceeding the decrease in the yield on interest earning assets. Despite the low interest rate environment, our net interest margin increased, totaling 3.21% for the three months ended June 30, 2012 as compared to 3.16% for the three months ended June 30, 2011.

We have been able to reduce the cost of our liabilities to 0.87% for the three months ended June 30, 2012 compared to 1.03% and 0.95% for the three months ended June 30, 2011 and December 31, 2011, respectively, by reducing borrowings and re-pricing higher cost deposits. The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposit portfolio as we have run-off higher cost, non-relationship-based municipal deposits. In addition, rates have dropped in all other deposit categories from June 30, 2011 to June 30, 2012 consistent with the overall interest rate environment.

Provision for Loan Losses – The Bank recorded a provision for loan losses of $7.5 million for the three months ended June 30, 2012 compared to a provision of $10.0 million for the same period in 2011. Net charge-offs totaled $7.0 million during the three months ended June 30, 2012 as compared to $6.1 million during the same period in 2011. We have continued to experience elevated levels of net charge-offs in 2012 as we charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.

At June 30, 2012, the Company’s allowance for loan losses totaled $55.6 million, or 2.14% of total loans, compared to an allowance for loan losses of $54.2 million, or 2.10% of total loans, at December 31, 2011.

Non-interest Income – For the three months ended June 30, 2012, non-interest income totaled $6.9 million, an increase of $1.5 million, or 28.0%, from the three months ended June 30, 2011. The increase was primarily due to a $562 thousand increase in mortgage banking income recognized during the second quarter of 2012 in connection with the sale of mortgages, a $591 thousand increase in income from bank owned life insurance, and a $442 increase in gain on sale of investment securities.

Non-interest Expense – For the three months ended June 30, 2012, non-interest expense totaled $32.9 million, an increase of $3.8 million, or 12.9%, from the three months ended June 30, 2011. The increase in non-interest expense was driven by a $1.8 million increase in merger and restructuring charges, a $1.2 million increase in salaries and benefits as a result of the SE Financial acquisition and the expansion of our credit function, a $503 thousand increase in loan expense and a $486 thousand increase in other real estate losses.

Income Taxes – The Company recorded an income tax expense of $359 thousand for the three months ended June 30, 2012, reflecting an effective tax rate of 13.4%, compared to income tax expense of $47 thousand, reflecting an effective tax rate of 2.3% for the same period in 2011. Income before income taxes for the quarter ended June 30, 2012 totaled $2.7 million as compared to the quarter ended June 30, 2011 of $2.0 million and included merger and restructuring charges of $2.7 million compared to $1.0 million for the same period in the previous year.

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

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2012 and June 30, 2011. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended June 30,			Three Months Ended June 30,
	2012			2011
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$289,970	$180	0.25%	$391,297	$247	0.25%
Stock	19,705	5	0.11%	21,317	0	0.00%
Other Investment securities	1,519,787	9,974	2.63%	1,360,803	9,875	2.90%

Total Investment securities & O/N Inv	1,829,462	10,159	2.22%	1,773,417	10,122	2.28%

Loans:
Real estate loans
Residential	698,528	8,478	4.85%	693,529	8,555	4.93%
Non-residential	741,761	10,060	5.43%	772,675	10,066	5.22%

Total real estate	1,440,289	18,538	5.15%	1,466,204	18,621	5.08%
Business loans	349,423	4,897	5.61%	363,775	5,029	5.53%
Small Business loans	145,115	2,103	5.80%	147,611	2,235	6.06%

Total Business & Small Business loans	494,538	7,000	5.66%	511,386	7,264	5.69%

Total Business loans	1,236,299	17,060	5.52%	1,284,061	17,330	5.40%
Personal loans	744,033	8,766	4.74%	766,949	9,725	5.09%

Total loans, net of discount	2,678,860	34,304	5.13%	2,744,539	35,610	5.20%

Total interest earning assets	4,508,322	44,463	3.95%	4,517,956	45,732	4.05%

Non-interest earning assets	369,594			359,088

Total assets	$4,877,916			$4,877,044

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$954,723	1,389	0.59%	$728,357	1,186	0.65%
Money market accounts	548,896	890	0.65%	614,771	1,107	0.72%
Demand deposits	600,822	464	0.31%	418,835	236	0.23%
Demand deposits—Municipals	623,475	880	0.57%	949,531	1,959	0.83%
Certificates of deposit	840,275	2,542	1.22%	921,693	3,354	1.46%

Total interest-bearing deposits	3,568,191	6,165	0.69%	3,633,187	7,842	0.87%

Borrowings	273,253	2,132	3.14%	254,829	2,137	3.36%

Total interest-bearing liabilities	3,841,444	8,297	0.87%	3,888,016	9,979	1.03%

Non-interest-bearing deposits	308,879			284,018
Other non-interest-bearing liabilities	94,372			87,637

Total liabilities	4,244,695			4,259,671

Total stockholders’ equity	633,221			617,373

Total liabilities and stockholders’ equity	$4,877,916			$4,877,044

Net interest income		$36,166			$35,753
Interest rate spread			3.08%			3.02%
Net interest margin			3.21%			3.16%
Average interest-earning assets to average interest-bearing liabilities			117.36%			116.20%

Comparison of Operating Results for the Six Months Ended June 30, 2012 and June 30, 2011

General – For the six months ended June 30, 2012, Beneficial recorded net income of $6.3 million, or $0.08 per share, compared to a net income of $1.1 million, or $0.01 per share, for the six months ended June 30, 2011. Net income for the six months ended June 30, 2012 included merger and restructuring charges of $2.8 million related the acquisition of SE Financial. Net income for the six months ended June 30, 2011 included $5.1 million of restructuring charges related to the implementation of our expense management reduction program.

Net Interest Income – For the six months ended June 30, 2012, the Company reported net interest income of $70.6 million, a decrease of $1.8 million, or 2.5%, from the six months ended June 30, 2011. The decrease in net interest income during the six months ended June 30, 2012 compared to the same period last year was primarily the result of a decline in interest earning assets due to a decision made in 2011 to shrink the balance sheet and run-off higher cost municipal deposits to strengthen capital, improve our net interest margin and lower loan balances. Despite the low interest rate environment, our net interest margin remained relatively stable, totaling 3.23% for the six months ended June 30, 2012 as compared to 3.22% for the six months ended June 30, 2011, largely due to our efforts to re-price deposits.

We have been able to lower the cost of our liabilities to 0.88% for the six months ended June 30, 2012 compared to 1.05% for the six months ended June 30, 2011 by re-pricing higher cost deposits. The reduction in deposit costs was primarily due to decreasing rates on our municipal deposit portfolio as we have run-off higher cost, non-relationship-based municipal deposits.

Provision for Loan Losses – The Company recorded a provision for loan losses of $15.0 million for the six months ended June 30, 2012 compared to a provision of $20.0 million for the same period in 2011. Net charge-offs totaled $13.6 million during the six months ended June 30, 2012 as compared to $14.1 million during the same period in 2011. We have continued to experience elevated levels of net charge-offs in 2012 as we charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.

At June 30, 2012, the Company’s allowance for loan losses totaled $55.6 million, or 2.14% of total loans, compared to an allowance for loan losses of $54.2 million, or 2.10% of total loans, at December 31, 2011.

Non-interest Income – For the six months ended June 30, 2012, non-interest income totaled $13.9 million, an increase of $2.1 million, or 17.3%, from the six months ended June 30, 2011. The increase was primarily due to a $1.4 million increase in mortgage banking income recognized during the 2012 in connection with the sale of mortgages, and a $697 thousand increase in the gain on sale of investment securities.

Non-interest Expense – For the six months ended June 30, 2012, non-interest expense totaled $62.5 million, a decrease of $833 thousand, or 1.3%, from the six months ended June 30, 2011. The decrease in non-interest expense was primarily driven by a $2.2 million decrease in merger and restructuring charges and a $1.2 million decrease in FDIC insurance as a result of the assessment base change, partially offset by a $1.2 million increase in other real estate losses and a $295 thousand increase in loan expense.

Income Taxes – The Company recorded an income tax expense of $802 thousand for the six months ended June 30, 2012, reflecting an effective tax rate of 11.3%, compared to an income tax benefit of $65 thousand, reflecting an effective tax rate of 6.4%, for the same period in 2011. The difference was due primarily to an increase in income before income taxes of $6.1 million, to $7.1 million for the six months ended June 30, 2012, from income before income taxes of $1.0 million for the six months ended June 30, 2011. The increase in income before income taxes for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to a decrease in the provision for loan losses of $5.0 million, mortgage banking income increases of $1.4 million and a decrease in operating expenses of $833 thousand.

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

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2012 and June 30, 2011. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Six Months Ended June 30,			Six Months Ended June 30,
	2012			2011
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Trading Securities	$—	$—	0.00%	$4,489	$26	1.19%
Overnight Investments	272,483	341	0.25%	277,760	349	0.25%
Stock	19,121	10	0.11%	22,038	5	0.04%
Other Investment securities	1,456,799	19,923	2.74%	1,433,399	20,834	2.91%

Total Investment securities & O/N Inv	1,748,403	20,274	2.32%	1,737,686	21,214	2.44%

Loans:
Real estate loans
Residential	656,963	15,933	4.85%	698,852	17,216	4.93%
Non-residential	726,923	18,832	5.19%	779,193	20,000	5.15%

Total real estate	1,383,886	34,765	5.03%	1,478,045	37,216	5.04%
Business loans	358,113	10,183	5.69%	368,393	10,142	5.52%
Small Business loans	138,887	4,045	5.83%	151,039	4,540	6.03%

Total Business & Small Business loans	497,000	14,228	5.73%	519,432	14,682	5.67%

Total Business loans	1,223,923	33,060	5.41%	1,298,625	34,682	5.35%
Personal loans	740,379	17,620	4.79%	772,817	19,538	5.10%

Total loans, net of discount	2,621,265	66,613	5.09%	2,770,294	71,436	5.18%

Total interest earning assets	4,369,668	86,887	3.98%	4,507,980	92,650	4.12%

Non-interest earning assets	376,073			373,020

Total assets	$4,745,741			$4,881,000

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$882,084	2,600	0.59%	$717,995	2,442	0.69%
Money market accounts	542,154	1,800	0.67%	618,786	2,256	0.74%
Demand deposits	545,424	730	0.27%	413,822	489	0.24%
Demand deposits—Municipals	641,143	1,818	0.57%	987,274	4,136	0.85%
Certificates of deposit	830,096	5,133	1.24%	898,772	6,473	1.46%

Total interest-bearing deposits	3,440,901	12,081	0.71%	3,636,649	15,796	0.88%

Borrowings	259,817	4,188	3.24%	260,946	4,405	3.40%

Total interest-bearing liabilities	3,700,718	16,269	0.88%	3,897,595	20,201	1.05%

Non-interest-bearing deposits	292,553			282,712
Other non-interest-bearing liabilities	120,408			84,088

Total liabilities	4,113,679			4,264,395

Total stockholders’ equity	632,062			616,605

Total liabilities and stockholders’ equity	$4,745,741			$4,881,000

Net interest income		$70,618			$72,449
Interest rate spread			3.10%			3.07%
Net interest margin			3.23%			3.22%
Average interest-earning assets to average interest-bearing liabilities			118.08%			115.66%

Asset Quality

At June 30, 2012, the Bank’s non-performing assets decreased $20.6 million to $133.5 million from $154.1 million at December 31, 2011. The ratio of non-performing assets to total assets decreased to 2.75% at June 30, 2012 from 3.35% at December 31, 2011.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2012	2012	2011	2011
Non-performing assets:
Non-accruing loans*	$88,406	$100,713	$107,907	$118,697
Accruing loans past due 90 days or more**	22,269	26,091	28,423	25,173

Total non-performing loans***	110,675	126,804	136,330	143,870

Real estate owned	22,806	21,905	17,775	18,740

Total non-performing assets	$133,481	$148,709	$154,105	$162,610

Non-performing loans to total loans	4.26%	4.97%	5.29%	5.27%
Non-performing assets to total assets	2.75%	3.23%	3.35%	3.45%
Non-performing assets less accruing loans past due 90 days or more to total assets	2.29%	2.67%	2.73%	2.92%
ALLL to total loans	2.14%	2.16%	2.10%	1.88%
ALLL to non-performing loans	50.26%	43.47%	39.77%	35.66%
ALLL to non-performing loans (excluding student loans)	62.48%	54.73%	50.24%	43.22%

*	Non-accruing loans do not include $3.5 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.
**	Includes $21.6 million, $26.1 million, $28.4 million and $25.2 million in government guaranteed student loans as of June 30, 2012, March 31, 2012, December 31, 2011 and June 30, 2011, respectively.
***	Includes $14.5 million, $14.7 million, $22.2 million and $27.0 million of troubled debt restructured loans (TDRs) as of June 30, 2012, March 31, 2012, December 31, 2011 and June 30, 2011, respectively.

The Bank places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any collateral deficiency of all loans is charged off at 90 days past due or when the Bank has confirmed there is a loss. Non-performing consumer loans include $21.6 million and $28.4 million in government guaranteed student loans as of June 30, 2012 and December 31, 2011, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial (including TDRs)	$1,187,671	$47,014	3.96%	$1,209,821	$46,421	3.84%
Residential	678,941	2,086	0.31%	629,536	1,685	0.27%
Consumer	732,923	5,971	0.81%	736,772	5,557	0.75%
Unallocated	—	550	—	—	550	—

Total	$2,599,535	$55,621	2.14%	$2,576,129	$54,213	2.10%

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $21.6 million in government guaranteed student loans at June 30, 2012.

Additionally, the Bank reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, including but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $47.0 million at June 30, 2012 (4.0% of commercial loans) which increased from $46.4 million at December 31, 2011 (3.8% of commercial loans). The increase in the reserve balance was primarily driven by continued elevated charge-off trends. The Company recorded charge-offs in the amount of $13.0 million for our commercial loan portfolio during the six months ended June 30, 2012. Although we have seen decreases in substandard and doubtful loans during 2012, we continue to see increases in special mention loans, which increased to $61.3 million at June 30, 2012 from $56.2 million at December 31, 2011. We continue to charge off any collateral deficiency for non-performing loans once a loan is 90 days past due. As a result, the entire reserve balance at June 30, 2012 and December 31, 2011 consists of reserves against the pass rated and special mention commercial loans.

Residential Loans. The allowance for the residential loan estate portfolio increased $401 thousand to $2.1 million at June 30, 2012 compared to $1.7 million at December 31, 2011. The Company recorded charge-offs in the amount of $607 thousand for our residential loan portfolio during the six months ended June 30, 2012. Our delinquency levels increased during 2012 and we expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we have increased our reserves for this portfolio.

Consumer Loans. The allowance for the consumer loan portfolio remained relatively consistent at $6.0 million at both June 30, 2012 and December 31, 2011. During the six months ended June 30, 2012, charge-offs and delinquencies decreased from December 31, 2011. The Company expects that the difficult housing environment, as well as general economic conditions, will continue to impact the consumer loan portfolio, which may result in higher loss levels. Therefore, we have maintained a relatively constant reserve for the consumer loan portfolio.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both June 30, 2012 and December 31, 2011. The unallocated allowance was established to account for a level of imprecision in management’s estimation process. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $434.0 million. In addition, at June 30, 2012, we had the ability to borrow up to $1.3 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia. At June 30, 2012, we had $165.0 million of advances outstanding, $75.0 million of future dated advances outstanding and $71.1 million of letters of credit outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations. At June 30, 2012, we had $29.4million in loan commitments outstanding, which consisted of $9.8 million and $19.6 million in commercial and consumer commitments to fund loans, respectively, $156.3 million in commercial and consumer unused lines of credit, and $19.2 million in standby letters of credit. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2012 totaled $473.1 million, or 57.0% of certificates of deposit, at June 30, 2012. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents certain of our contractual obligations at June 30, 2012:

		Payments due by period
		Less than	One to	Six to	More than
(Dollars in thousands)	Total	One Year	Six Years	Five Years	Five Years
Commitments to fund loans	$29,444	$29,444	$—	$—	$—
Unused lines of credit	156,271	78,632	—	—	77,639
Standby letters of credit	19,204	19,204	—	—	—
Operating lease obligations	32,269	5,708	7,529	4,258	14,774

Total	$237,188	$132,988	$7,529	$4,258	$92,413

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

Capital Management – We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2012, approximately 88.8% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2012, approximately 8.9% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.3% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 2.0% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Credit Risk Management. The objective of the Company’s credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Company’s credit risk management strategy focuses on conservatism, diversification and monitoring. The Company’s lending practices include conservative exposure limits, underwriting, documentation, and collection standards. The Company’s credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure. Generally, all commercial loans less than $5.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $5.0 million must be approved by the Directors’ Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors. Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes five non-employee directors. Underwriting activities are centralized. The Company’s credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. The Company’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company uses these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Company charges off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in the Company’s homogenous commercial, residential and consumer loan portfolio. During the third quarter of 2011, the Company hired a Chief Credit Officer to continue to focus on a number of initiatives to manage credit risk.

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

For the six months ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at June 30, 2012. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2012:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$122,053	$132,063	$133,476
% change	(7.58)%		1.07%

Economic Value at Risk:
Equity	$647,673	$767,712	$758,261
% change	(15.64)%		(1.23)%

As of June 30, 2012, based on the scenarios above, net interest income and economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment.

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

As of June 30, 2012, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30	167,200	8.67	167,200	2,014,600
May 1-31	184,200	8.64	184,200	1,830,400
June 1-30	241,100	8.62	241,100	1,589,300

(1)	On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1		Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2		Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0		Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0		Section 1350 Certification

101	.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.
(2)	Incorporated herein by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 3, 2012	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 3, 2012	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)