Form 10-Q
period 2012-09-30
Beneficial Mutual Bancorp Inc
filed 2012-11-02
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 79,296,678 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 33,503,903 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$40,234	$41,130
Overnight investments	419,905	306,826
Total cash and cash equivalents	460,139	347,956

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $997,073 and $842,354 at September 30, 2012 and December 31, 2011, respectively)	1,031,188	875,011
Held-to-maturity (estimated fair value of $512,651 and $487,023 at September 30, 2012 and December 31, 2011, respectively)	499,871	482,695
Federal Home Loan Bank stock, at cost	17,683	18,932
Total investment securities	1,548,742	1,376,638
LOANS:	2,491,740	2,576,129
Allowance for loan losses	(55,840)	(54,213)
Net loans	2,435,900	2,521,916

ACCRUED INTEREST RECEIVABLE	16,537	16,401

BANK PREMISES AND EQUIPMENT, Net	62,194	59,913

OTHER ASSETS:
Goodwill	122,410	110,486
Bank owned life insurance	40,208	35,277
Other intangibles	11,168	13,334
Other assets	121,369	114,183
Total other assets	295,155	273,280
TOTAL ASSETS	$4,818,667	$4,596,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$305,093	$278,968
Interest-bearing deposits	3,540,955	3,315,834
Total deposits	3,846,048	3,594,802

Borrowed funds	250,348	250,335
Other liabilities	85,962	121,587
Total liabilities	4,182,358	3,966,724

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of September 30, 2012 and December 31, 2011	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,278,307 and 82,267,457 issued and 79,296,678 and 80,292,707 outstanding, as of September 30, 2012 and December 31, 2011, respectively	823	823
Additional paid-in capital	353,049	351,107
Unearned common stock held by employee stock ownership plan	(18,216)	(19,856)
Retained earnings	325,632	315,268
Accumulated other comprehensive income (loss)	569	(1,162)
Treasury Stock at cost 2,981,629 shares and 1,974,750 shares September 30, 2012 and December 31,2011, respectively	(25,548)	(16,800)
Total stockholders’ equity	636,309	629,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,818,667	$4,596,104

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$34,207	$34,577	$100,820	$106,013
Interest on overnight investments	247	254	588	603
Interest on trading securities	—	—	—	26
Interest and dividends on investment securities:
Taxable	8,022	8,286	26,424	27,210
Tax-exempt	732	849	2,264	2,764
Total interest income	43,208	43,966	130,096	136,616

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	1,054	1,562	3,602	6,187
Money market and savings deposits	2,124	2,300	6,525	6,998
Time deposits	2,374	3,173	7,506	9,646
Total	5,552	7,035	17,633	22,831
Interest on borrowed funds	2,087	2,100	6,275	6,506
Total interest expense	7,639	9,135	23,908	29,337
Net interest income	35,569	34,831	106,188	107,279
Provision for loan losses	7,000	9,000	22,000	29,000
Net interest income after provision for loan losses	28,569	25,831	84,188	78,279

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	2,069	1,898	5,719	6,102
Service charges and other income	3,339	3,930	11,028	10,997
Mortgage banking income	803	275	2,267	371
Net gain on sale of investment securities	659	197	1,775	616
Trading securities profits	—	—	—	81
Total non-interest income	6,870	6,300	20,789	18,167

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,638	13,960	43,685	42,452
Occupancy expense	2,478	2,610	7,375	8,338
Depreciation, amortization and maintenance	2,346	2,165	6,778	6,556
Marketing expense	870	951	2,684	2,720
Intangible amortization expense	916	908	2,874	2,674
FDIC Insurance	1,058	1,055	3,167	4,314
Merger and restructuring charge	—	—	2,821	5,058
Other	7,971	6,575	23,360	19,411
Total non-interest expense	30,277	28,224	92,744	91,523

Income before income taxes	5,162	3,907	12,233	4,923
Income tax expense (benefit)	1,067	(172)	1,869	(236)

NET INCOME	$4,095	$4,079	$10,364	$5,159

EARNINGS PER SHARE — Basic	$0.05	$0.05	$0.14	$0.07
EARNINGS PER SHARE — Diluted	$0.05	$0.05	$0.13	$0.07

Average common shares outstanding — Basic	76,392,719	77,132,264	76,757,667	77,077,506
Average common shares outstanding — Diluted	76,541,190	77,244,916	76,922,357	77,250,785

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Net Income	$10,364	$5,159
Other comprehensive income, net of tax:
Unrealized gains/(losses) on securities:
Unrealized holding gains on available for sale securities arising during the period (net of deferred tax of $1,205 and $6,597 for the nine months ended September 30, 2012 and 2011, respectively)	2,028	10,633
Reclassification adjustment for gains on available for sale securities included in net income (net of tax of $654 and $216 for the nine months ended September 30, 2012 and 2011, respectively)	(1,121)	(400)
Defined benefit pension plans:
Pension gains/(losses), other post retirement and postemployment benefit plan adjustments (net of tax of $633 and $1,266 for the nine months ended September 30, 2012 and 2011, respectively)	824	(3,835)
Total other comprehensive income	1,731	6,398
Comprehensive income	$12,095	$11,557

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	82,267,457	$823	$351,107	$(19,856)	$315,268	$(16,800)	$(1,162)	$629,380

Net Income					10,364			10,364
KSOP shares committed to be released			(192)	1,640				1,448
Stock option expense			1,050					1,050
Restricted stock expense			993					993
Issuance of Common Shares	10,850		91					91
Purchase of treasury stock						(8,748)		(8,748)

Net unrealized gain on AFS securities arising during the period (net of deferred tax of $1,205)							2,028	2,028
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $654)							(1,121)	(1,121)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $633)							824	824
BALANCE, SEPTEMBER 30, 2012	82,278,307	$823	$353,049	$(18,216)	$325,632	$(25,548)	$569	$636,309

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$10,364	$5,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,000	29,000
Depreciation and amortization	4,266	4,162
Intangible amortization	2,874	2,674
Net gain on sale of investments	(1,775)	(616)
Accretion of discount on investments	(819)	(1,200)
Amortization of premium on investments	6,750	376
Gain on sale of loans	(1,386)	(317)
Deferred income taxes	149	279
Net loss from disposition of premises and equipment	524	991
Other real estate impairment	1,216	56
Net loss on sale of other real estate	39	—
Amortization of KSOP	1,448	1,908
Increase in bank owned life insurance	(1,118)	(1,083)
Stock based compensation expense	2,134	1,951
Origination of loans held for sale	(94,877)	(17,097)
Proceeds from sale of loans	93,514	16,528
Purchases of trading securities	—	(216,487)
Proceeds from sale of trading securities	—	223,546
Changes in assets and liabilities that provided (used) cash:
Accrued interest receivable	701	2,881
Accrued interest payable	(227)	184
Income taxes payable (receivable)	102	5,545
Other liabilities	(9,856)	3,141
Other assets	3,959	6,232
Net cash provided by operating activities	39,982	67,813

INVESTING ACTIVITIES:
Loans originated or acquired	(333,249)	(345,249)
Principal repayment on loans	566,829	431,828
Purchases of investment securities available for sale	(425,655)	(130,390)
Proceeds from sales and maturities of investment securities available for sale	275,390	683,773
Purchases of investment securities held to maturity	(130,305)	(371,172)
Proceeds from maturities, calls or repayments of investment securities held to maturity	111,520	371,800
Net proceeds from sales (purchases) of money market funds	33,956	(59,638)
Redemption of Federal Home Loan Bank stock	3,720	3,315
Acquisition of SE Financial Corp, net cash acquired	2,465	—
Proceeds from sale of other real estate owned	3,762	710
Purchases of premises and equipment	(3,565)	(1,565)
Net proceeds (payments) from other investing activities	116	(280)
Net cash provided by investing activities	104,984	583,132

FINANCING ACTIVITIES:
Net increase (decrease) in borrowed funds	13	(22,987)
Net increase (decrease) in checking, savings and demand accounts	61,668	(309,754)
Net decrease in time deposits	(85,716)	(7,952)
Purchase of treasury stock	(8,748)	(2,471)
Net cash used in financing activities	(32,783)	(343,164)

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,183	307,781
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347,956	90,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$460,139	$398,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash payments for interest	$24,101	$29,153
Cash payments for income taxes	2,767	—
Transfers of loans to other real estate owned	8,307	3,049
Transfers of bank branches to fixed assets held for sale	100	553
Securities purchased and not yet settled	1,162	77,290
Acquisition of noncash assets and liabilities
Assets acquired	274,103	—
Liabilities assumed	276,568	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company”, “Beneficial”, or “Bancorp”) with the U. S. Securities and Exchange Commission on March 14, 2012.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other period.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 62 offices, throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance

Corporation (the “FDIC”).  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision (the “OTS”), which previously served as the primary federal regulator of both the Company and Beneficial Savings Bank MHC (the “MHC”), was eliminated on July 21, 2011.  As a result of the elimination of the OTS, savings and loan holding companies, such as the Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System.  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — BUSINESS COMBINATIONS

On April 3, 2012, the Company consummated the transactions contemplated by an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company (the “Merger”).  Immediately thereafter, St. Edmond’s merged with and into the Bank.  Pursuant to the terms of the Merger Agreement, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition.  Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options.  In accordance with the Merger Agreement, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 3, 2012, the date of the acquisition, through September 30, 2012.

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

The acquisition of SE Financial was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $11.9 million, which is not amortizable and is not deductible for tax purposes.  The Company allocated the total balance of goodwill to its banking segment.

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

(Dollars in thousands)

Consideration paid:
Cash paid to SE Financial shareholders	$29,438
Change in control payments	1,904
Value of consideration	31,342
Assets acquired:
Cash and due from banks	33,807
Investment securities	39,793
Federal Home Loan Bank (“FHLB”) stock	2,471
Loans	175,120
Premises and equipment	3,729
Bank owned life insurance	3,813
Core deposit intangible	708
Real estate owned	1,155
Accrued interest receivable	837
Deferred tax asset	6,213
Other assets	28,340
Total assets	295,986
Liabilities assumed:
Deposits	275,293
Advances by borrowers for taxes and insurance	482
Accrued interest payable	35
Other liabilities	758
Total liabilities	276,568
Net assets acquired	19,418
Goodwill resulting from acquisition of SE Financial	$11,924

The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 3, 2012 from the amounts originally reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2012:

(Dollars in thousands)

SE Financial goodwill reported as of June 30, 2012	$12,160

Effect of adjustments to:
Loans	(515)
Real estate owned	70
Deferred tax asset	137
Other assets	72

Adjusted SE Financial goodwill as of September 30, 2012	$11,924

The changes to goodwill during the three months ended September 30, 2012 are primarily due to final market values received on assets acquired.

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

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of April 3, 2012:

(Dollars in thousands)

Contractually required principal at acquisition	$9,807
Contractual cash flows not expected to be collected (nonaccretable difference)	4,673
Expected cash flows at acquisition	5,134

Interest component of expected cash flows (accretable discount)	230
Fair value of acquired loans accounted for under FASB ASC 310-30	$4,904

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value.  The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan.  The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of April 3, 2012:

(Dollars in thousands)

Contractually required principal at acquisition	$175,694
Contractual cash flows not expected to be collected (credit mark)	8,840
Expected cash flows at acquisition	166,854

Interest rate premium mark	3,362
Fair value of acquired loans not accounted for under FASB ASC 310-30	$170,216

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by SE Financial.

In connection with the acquisition of SE Financial, the Company acquired an investment portfolio with a fair value of $39.8 million.  All investment securities were sold on April 3, 2012 at fair value.

In connection with the acquisition of SE Financial, the Company recorded a net deferred income tax asset of $6.2 million related to SE Financial’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from SE Financial provide value to the Company as a source of below market rate funds.  The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using Beneficial’s historical deposit data. The CDI was valued at $708 thousand or 0.32% of deposits. The intangible asset is being amortized on an accelerated basis over ten years.  Amortization for the three and nine months ended September 30, 2012 was $32 thousand and $64 thousand, respectively.

The fair value of certificates of deposit accounts was calculated based on the projected cash flows from maturing certificates considering their contractual rates as compared to prevailing market rates. The valuation adjustment is equal to the present value of the difference of these two cash flows, discounted at the prevailing market rates for a certificate with a corresponding maturity. This valuation adjustment was valued at $1.2 million and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years.  Amortization for the three and nine months ended September 30, 2012 was $169 thousand and $282 thousand, respectively.

Direct costs related to the Merger were expensed as incurred. During the nine months ended September 30, 2012, the Company incurred $2.7 million in merger and acquisition integration expenses related to the Merger, including $635 thousand of facility expenses, $783 thousand of contract termination expenses, $441 thousand of severance expense, and $893 thousand of other merger expenses.

The Company recognized a $407 thousand gain related to the re-measurement to fair value equal to $695 thousand of the Company’s previously held 2.5% equity interest in SE Financial Corp that is included in net gain on sale of investment securities within the Company’s financial statements.  The fair value of the Company’s previously held equity interest was based on the cash payment of $14.50 for each share of SE Financial common stock.

The following table presents actual operating results attributable to SE Financial since the April 3, 2012 acquisition date through September 30, 2012.  This information does not include purchase accounting adjustments or acquisition integration costs.

SE Financial
April 3, 2012 to
(Dollars in thousands)	September 30, 2012
Net interest income	$3,932
Non-interest income	212
Non-interest expense and income taxes	(2,062)
Net income	$2,082

The following table presents unaudited pro forma information as if the acquisition of SE Financial had occurred on both January 1, 2012 and January 1, 2011. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of SE Financial occurred at the beginning of 2012 or 2011. In particular, merger and acquisition integration costs of $2.7 million and $848 thousand incurred by Beneficial and SE Financial, respectively, and expected cost savings are not reflected in the pro forma amounts.

	Pro forma
	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011
Net interest income	$108,822	$116,158
Provision for loan loss	(22,128)	(30,286)
Non-interest income	20,905	18,734
Non-interest expense and income taxes	(94,213)	(96,877)
Net income	$13,386	$7,729

Net earnings per share
Basic	$0.17	$0.10
Diluted	$0.17	$0.10

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2012	2011	2012	2011

Basic and diluted earnings per share:
Net income	$4,095	$4,079	$10,364	$5,159
Basic average common shares outstanding	76,392,719	77,132,264	76,757,667	77,077,506
Effect of dilutive securities	148,471	112,652	164,690	173,279
Dilutive average shares outstanding	76,541,190	77,244,916	76,922,357	77,250,785
Net earnings per share
Basic	$0.05	$0.05	$0.14	$0.07
Diluted	$0.05	$0.05	$0.13	$0.07

For the three and nine months ended September 30, 2012, there were 2,186,300 outstanding options and 1,500 and -0- restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation. For the three and nine months ended September 30, 2011, there were 2,088,510 and 327,500 outstanding options and -0- restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Investment Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$242	$134	$—	$376
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	30,161	151	—	30,312
GNMA guaranteed mortgage certificates	6,944	254	—	7,198
Other mortgage-backed securities	736,535	30,381	—	766,916
Collateralized mortgage obligations	124,285	1,595	1	125,879
Municipal bonds	76,677	4,726	—	81,403
Pooled trust preferred securities	12,784	—	3,288	9,496
Money market, CDs and mutual funds	9,445	163	—	9,608
Total	$997,073	$37,404	$3,289	$1,031,188

	September 30, 2012
	Investment Securities Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$550	$—	$28	$522
Other mortgage-backed securities	444,296	12,491	—	456,787
Collateralized mortgage obligations	45,641	166	67	45,740
Municipal bonds	7,384	214	—	7,598
Foreign bonds	2,000	4	—	2,004
Total	$499,871	$12,875	$95	$512,651

	December 31, 2011
	Investment Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$2,478	$691	$30	$3,139
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	204	—	1	203
GNMA guaranteed mortgage certificates	7,874	232	—	8,106
Other mortgage-backed securities	509,434	27,017	—	536,451
Collateralized mortgage obligations	180,029	2,451	85	182,395
Municipal bonds	85,503	4,653	2	90,154
Pooled trust preferred securities	13,433	—	2,280	11,153
Money market and mutual funds	43,399	40	29	43,410
Total	$842,354	$35,084	$2,427	$875,011

	December 31, 2011
	Investment Securities Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$589	$—	$30	$559
Other mortgage-backed securities	422,011	3,987	9	425,989
Collateralized mortgage obligations	47,620	199	—	47,819
Municipal bonds	11,975	182	—	12,157
Foreign bonds	500	—	1	499
Total	$482,695	$4,368	$40	$487,023

During the nine months ended September 30, 2012, the Bank sold $13.1 million of mortgage-backed securities, $2.4 million of equity securities and $266 thousand of other securities that resulted in a gain of $1.4 million.  Additionally, the Company recognized a $407 thousand gain that resulted from the re-measurement of the fair value of the Company’s previously held equity interest in SE Financial.  Please refer to Note 3 for details.

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

The Company reviewed its portfolio for the three and nine months ended September 30, 2012, and with respect to debt and equity securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $3.3 million related to its pooled trust preferred securities as of September 30, 2012.  Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.

Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include the application of default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.  At September 30, 2012, the Company had two pooled trust preferred securities totaling $12.8 million with an unrealized loss of $3.3 million.

The following table presents a summary of the significant inputs used in estimating potential credit losses for pooled trust preferred securities as of September 30, 2012:

At
September 30, 2012
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100.0%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, is rated Aa3 by Moody’s and rated A+ by Standard & Poor’s, which reflects an upgrade at May 2, 2012 from BB+. At September 30, 2012, the book value of the security totaled $6.2 million and the fair value totaled $5.6 million, representing an unrealized loss of $613 thousand, or 9.9%. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in November 2012, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. Based on this analysis, we concluded that there was no credit impairment for this security.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and rated B+ by Standard & Poor’s, which represents a rating of below investment grade.  At September 30, 2012, the book value of the security totaled $6.6 million and the fair value totaled $3.9 million, representing an unrealized loss of $2.7 million, or 40.5%. At September 30, 2012, there were a total of 28 banks currently performing of the 40 remaining banks in the security pool. A total of 17.02%, or $35.0 million, of the current collateral of $205.7 million has defaulted and 14.7%, or $30.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in December 2012, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 24.0% of defaults from the remaining performing collateral of $140.5 million. Excess subordination for the US Capital Fund III A-1 security represents 45.05% of the remaining performing collateral. The excess subordination of 45.05% is calculated by taking the remaining performing collateral of $140.5 million, subtracting the Class A-1 or senior tranche balance of $77.2 million and dividing this result, $63.3 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche. Based on this analysis, we concluded that there was no credit impairment for this security.

The following tables provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	At September 30, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$—	$—	$522	$28	$522	$28
Pooled trust preferred securities	—	—	9,496	3,288	9,496	3,288
Collateralized mortgage obligations	18,288	68	—	—	18,288	68
Subtotal, debt securities	18,288	68	10,018	3,316	28,306	3,384
Mutual Funds	—	—	—	—	—	—
Total temporarily impaired securities	$18,288	$68	$10,018	$3,316	$28,306	$3,384

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and Agency Notes	$—	$—	$103	$1	$103	$1
Mortgage-backed securities	30,186	9	559	30	30,745	39
Municipal and other bonds	—	—	1,205	2	1,205	2
Pooled trust preferred securities	—	—	11,153	2,280	11,153	2,280
Collateralized mortgage obligations	27,157	85	106	—	27,263	85
Foreign Bonds	499	1	—	—	499	1
Subtotal, debt securities	57,842	95	13,126	2,313	70,968	2,408
Equity securities	211	30	—	—	211	30
Mutual Funds	984	29	—	—	984	29
Total temporarily impaired securities	$59,037	$154	$13,126	$2,313	$72,163	$2,467

The following table sets forth the stated maturities of the investment securities at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amortized		Amortized
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$5,634	$5,731	$3,983	$4,016
Due after one year through five years	6,413	6,683	10,065	10,465
Due after five years through ten years	62,657	65,177	33,668	36,248
Due after ten years	45,102	43,805	51,710	51,068
Mortgage-backed securities	867,764	899,993	697,337	726,952
Equity securities	242	376	2,478	3,139
Money market and mutual funds	9,261	9,423	43,113	43,123

Total	$997,073	$1,031,188	$842,354	$875,011

Held-to-maturity:
Due in one year or less	$6,139	$6,197	$10,615	$10,671
Due after one year through five years	2,740	2,807	1,230	1,275
Due after five years through ten years	505	598	630	710
Mortgage-backed securities	490,487	503,049	470,220	474,367

Total	$499,871	$512,651	$482,695	$487,023

At September 30, 2012 and December 31, 2011, $364.5 million and $543.1 million, respectively, of securities were pledged to secure municipal deposits. At September 30, 2012 and December 31, 2011, the Company had $96.1 million and $141.3 million, respectively, of securities pledged as collateral on secured borrowings.  At September 30, 2012, the Company had no securities pledged at the Federal Reserve Bank of Philadelphia, while at December 31, 2011, the Company pledged $216 thousand of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

At September 30, 2012 and December 31, 2011, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $17.7 million and $18.9 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at September 30, 2012 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 6 — LOANS

Major classifications of loans at September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commercial:
Commercial real estate	$623,392	$547,010
Commercial business loans	358,811	429,266
Commercial construction	130,519	233,545
Total Commercial	1,112,722	1,209,821
Residential
Residential real estate	659,993	623,955
Residential construction	2,677	5,581
Total real estate loans	662,670	629,536

Consumer loans:
Home equity	262,520	268,793
Personal	59,029	73,094
Education	220,514	234,844
Automobile	174,285	160,041
Total consumer loans	716,348	736,772
Total loans	2,491,740	2,576,129

Allowance for losses	(55,840)	(54,213)
Loans, net	$2,435,900	$2,521,916

Included in the balance of residential loans are $3.7 million and $1.3 million of loans held for sale at September 30, 2012 and December 31, 2011, respectively.  These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the three and nine months ended September 30, 2012, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $31.7 million and $92.1 million, respectively, and recorded mortgage banking income of approximately $803 thousand and $2.3 million, respectively, related to the valuation of servicing rights and the gain recognized on the sale of these loans. The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchaser of the loans.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral deficiency on all loans at 90 days past due and all loans rated substandard or worse, as a result, no specific valuation allowance was maintained at September 30, 2012 or December 31, 2011.

The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011, is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(In thousands)	2012	2011	2011

Balance, beginning of year	$54,213	$45,366	$45,366
Provision for loan losses	22,000	29,000	37,500
Charge-offs	(22,435)	(23,622)	(35,034)
Recoveries	2,062	3,376	6,381

Balance, end of period	$55,840	$54,120	$54,213

The following tables set forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

	COMMERCIAL			RESIDENTIAL		CONSUMER
September 30, 2012 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	7,270	6,428	5,803	451	479	584	533	107	780	—	22,435
Recoveries	108	544	651	36	—	229	99	—	395	—	2,062
Provision	11,314	6,156	1,450	737	572	485	606	130	550	—	22,000
Allowance ending balance	$20,406	$15,648	$11,089	$1,942	$158	$2,150	$2,027	$302	$1,568	$550	$55,840

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	20,406	15,648	11,089	1,942	158	2,150	2,027	302	1,568	550	55,840
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$20,406	$15,648	$11,089	$1,942	$158	$2,150	$2,027	$302	$1,568	$550	$55,840

Financing receivable:
Ending balance
Individually evaluated for impairment	$25,271	$17,229	$17,601	$12,540	$797	$1,311	$558	$—	$128	$—	$75,435
Collectively evaluated for impairment	597,523	341,582	111,165	647,095	1,880	260,786	58,471	220,514	174,157	—	2,413,173
Loans acquired with deteriorated credit quality(1)	598	—	1,753	358	—	423	—	—	—	—	3,132
Total Portfolio	$623,392	$358,811	$130,519	$659,993	$2,677	$262,520	$59,029	$220,514	$174,285	$—	$2,491,740

(1)             Loans acquired with deteriorated credit quality are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2011 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	8,508	5,897	16,063	968	36	587	1,643	147	1,185	—	35,034
Recoveries	651	1,027	3,333	28	—	461	310	—	571	—	6,381
Provision	9,318	5,839	18,225	706	71	10	2,211	129	991	—	37,500
Allowance ending balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	16,254	15,376	14,791	1,620	65	2,020	1,855	279	1,403	550	54,213
Total Allowance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Financing receivable:
Ending balance
Individually evaluated for impairment	$38,324	$31,666	$40,349	$12,477	$1,850	$499	$436	$—	$97	$—	$125,698
Collectively evaluated for impairment	508,686	397,600	193,196	611,478	3,731	268,294	72,658	234,844	159,944	—	2,450,431
Total Portfolio	$547,010	$429,266	$233,545	$623,955	$5,581	$268,793	$73,094	$234,844	$160,041	$—	$2,576,129

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2012 and December 31, 2011:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	September 30, 2012
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$562,188	90%	$302,257	84%	$95,770	74%	$647,454	98%	$1,880	70%	$1,609,549	90%
Special Mention	26,004	4%	25,984	7%	10,733	8%	—	—%	—	—%	62,721	3%
Substandard	32,011	5%	30,244	8%	24,016	18%	12,539	2%	797	30%	99,607	6%
Doubtful	3,189	1%	326	1%	—	—%	—	—%	—	—%	3,515	1%
Total	$623,392	100%	$358,811	100%	$130,519	100%	$659,993	100%	$2,677	100%	$1,775,392	100%

	December 31, 2011
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$499,976	91%	$367,525	86%	$175,825	75%	$611,478	98%	$3,731	67%	$1,658,535	90%
Special Mention	8,710	2%	30,075	7%	17,371	8%	—	—%	—	—%	56,156	3%
Substandard	31,382	6%	27,672	6%	30,483	13%	12,477	2%	1,850	33%	103,864	6%
Doubtful	6,942	1%	3,994	1%	9,866	4%	—	—%	—	—%	20,802	1%
Total	$547,010	100%	$429,266	100%	$233,545	100%	$623,955	100%	$5,581	100%	$1,839,357	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity at September 30, 2012 and December 31, 2011:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	September 30, 2012
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$261,209	100%	$58,471	99%	$197,643	90%	$174,157	100%	$691,480	97%
Nonperforming	1,311	—%	558	1%	22,871	10%	128	—%	24,868	3%
Total	$262,520	100%	$59,029	100%	$220,514	100%	$174,285	100%	$716,348	100%

	December 31, 2011
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$268,294	100%	$72,658	99%	$206,421	88%	$159,944	100%	$707,317	96%
Nonperforming	499	—%	436	1%	28,423	12%	97	—%	29,455	4%
Total	$268,793	100%	$73,094	100%	$234,844	100%	$160,041	100%	$736,772	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of September 30, 2012, are as follows:

September 30,
(Dollars in thousands)	2012

Oustanding principal balance	$6,443
Carrying amount	3,132

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 3, 2012 acquisition date through September 30, 2012:

Accretable
(Dollars in thousands)	Discount

Balance, April 3, 2012	$230
Accretion	(66)
Balance, September 30, 2012	$164

Loan Delinquencies and Non-accrual Loans

The Company monitors the past due and non-accrual status of loans in determining the loss classification, impairment status and in determining the allowance for loan losses.  Generally, all loans past due 90 days are put on non-accrual status.  Education loans greater than 90 days delinquent continue to accrue interest as they are U.S. government guaranteed with little risk of credit loss.

The following tables provide information about delinquent and non-accrual loans in our portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Loans

As of September 30, 2012

(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total Past Due		Current		Total Loans		Recorded Investment >90 Days And Accruing	Non- Accruing (1)
Commercial:
Commercial real estate	$4,871	12%	$820	5%	$21,503	28%	$27,194	20%	$596,198	25%	$623,392	25%	$—	$25,804	33%
Commercial business loans	4,121	10%	2,210	12%	10,374	13%	16,705	11%	342,106	15%	358,811	14%	—	17,229	22%
Commercial construction	6,665	16%	1,913	10%	14,138	18%	22,716	17%	107,803	5%	130,519	6%	—	19,061	25%
Total commercial	$15,657	38%	$4,943	27%	$46,015	59%	$66,615	48%	$1,046,107	45%	$1,112,722	45%	$—	$62,094	80%

Residential:
Residential real estate	$2,827	7%	$1,298	7%	$7,502	10%	$11,627	9%	$648,366	28%	$659,993	26%	$839	$12,540	16%
Residential construction	310	1%	—	—%	487	1%	797	1%	1,880	—%	2,677	—%	—	797	1%
Total residential	$3,137	8%	1,298	7%	$7,989	11%	$12,424	10%	$650,246	28%	$662,670	26%	$839	$13,337	17%

Consumer loans:
Home equity & lines of credit	$1,155	3%	$391	2%	$329	—%	$1,875	1%	$260,645	11%	$262,520	11%	$—	$1,311	2%
Personal	483	1%	131	1%	187	—%	801	1%	58,228	2%	59,029	2%	—	558	1%
Education	17,564	43%	11,407	62%	22,871	30%	51,842	38%	168,672	7%	220,514	9%	22,871	—	—%
Automobile	2,770	7%	251	1%	—	—%	3,021	2%	171,264	7%	174,285	7%	—	128	—%
Total consumer	$21,972	54%	12,180	66%	$23,387	30%	$57,539	42%	$658,809	27%	$716,348	29%	$22,871	$1,997	3%

Total	$40,766	100%	$18,421	100%	$77,391	100%	$136,578	100%	$2,355,162	100%	$2,491,740	100%	$23,710	$77,428	100%

(1)          Non-accruing loans do not include $3.1 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

Troubled Debt Restructured Loans

The Company determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 — Receivables. The Company considers a loan a TDR when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types.  The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates.  The Bank considers all TDR loans as impaired loans and they are put on non-accrual status.  The Bank will not consider the loan a TDR if the loan modification was a result of a customer retention program. Generally, the Bank will only return a TDR to accrual status when the Bank is reasonably assured of repayment, including principal, interest and any amounts charged-off, and the borrower has exhibited sustained performance according to the modified terms of the loan.

The Bank had 30 loans totaling $11.5 million and 36 loans totaling $23.7 million whose terms were modified in a manner that met the criteria for a TDR as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, 7 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $2.0 million, 8 were commercial business loans with an aggregate outstanding balance of $8.2 million, 5 were residential real estate loans with an aggregate outstanding balance of $277 thousand, and the remaining 10 were consumer loans with an aggregate outstanding balance of $1.0 million.  As of December 31, 2011, 11 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 10 were commercial business loans with an aggregate outstanding balance of $9.9 million, one was a commercial construction loan with an outstanding balance of $3.9 and the remaining 14 loans were residential real estate loans with an aggregate outstanding balance of $2.1 million.

The following tables summarize information about TDRs as of and for the nine months ended September 30, 2012 and as of and for the year ended December 31, 2011:

	At or For the Nine Months Ended September 30, 2012
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	11	$1,980
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	11	1,980
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	11	1,980
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	11	3,723
Outstanding principal balance at period end	30	11,524
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	At or For the Year Ended December 31, 2011
(Dollars in 000’s, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$1,801
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	43
Temporary reduction in interest rate	1	60
Deferral of interest due	2	1,698
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	4	1,801
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	5,545
Outstanding principal balance at period end	36	23,709
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Year to date September 30, 2012 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$25,804	$38,260	$—	$29,633	$—	$—
Commercial Business	17,229	22,837	—	23,079	—	—
Commercial Construction	19,061	33,400	—	26,685	—	—
Residential Real Estate	12,540	13,261	—	12,422	—	—
Residential Construction	797	797	—	1,702	—	—
Home Equity and Lines of Credit	1,311	1,329	—	1,038	—	—
Personal	558	709	—	514	—	—
Education	—	—	—	—	—	—
Auto	128	128	—	59	—	—
Total Impaired Loans:	$77,428	$110,721	$—	$95,132	$—	$—

Commercial	$62,094	$94,497	—	$79,397	—	—
Residential	13,337	14,058	—	14,124	—	—
Consumer	1,997	2,166	—	1,611	—	—
Total	$77,428	$110,721	$—	$95,132	$—	$—

The impaired loans table above does not include $3.1 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

For the year ended December 31, 2011 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$29,367	$42,143	$—	$30,075	$—	$—
Commercial Business	26,959	34,182	—	25,051	—	—
Commercial Construction	36,222	60,114	—	41,087	—	—
Residential Real Estate	12,477	13,139	—	14,998	—	—
Residential Construction	1,850	1,850	—	1,006	—	—
Home Equity and Lines of Credit	499	504	—	428	—	—
Personal	436	830	—	575	—	—
Auto	97	97	—	95	—	—
Total Impaired Loans:	$107,907	$152,859	$—	$113,315	$—	$—

Commercial	$92,548	$136,439	—	$96,213	—	—
Residential	14,327	14,989	—	16,004	—	—
Consumer	1,032	1,431	—	1,098	—	—
Total	$107,907	$152,859	$—	$113,315	$—	$—

The Company charged off the collateral deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at September 30, 2012. Interest income that would have been recorded for the nine months ended September 30, 2012, had impaired loans been current according to their original terms, amounted to approximately $4.3 million.

Nonperforming loans (which includes nonaccrual loans and loans past due 90 days or more and still accruing) at September 30, 2012 and 2011 amounted to approximately $101.1 million and $144.4 million, respectively, and included $22.9 million and $25.5 million in guaranteed student loans, respectively.  As of September 30, 2012, all impaired loans greater than 90 days delinquent are on a nonaccrual status and all payments are applied to principal.

The Bank pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At September 30, 2012 and December 31, 2011, loans in the amount of $262.3 million and $808.5 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia. The FHLB has a blanket lien on the qualifying loans that secure our line of credit which totaled $1.1 billion at September 30, 2012.

NOTE 7 — OTHER ASSETS

The following table provides selected information on other assets at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Investments in affordable housing and other partnerships	$15,679	$17,189
Cash surrender value of life insurance	19,650	19,575
Prepaid assets	9,165	10,459
Net deferred tax assets	42,863	37,998
Other real estate	22,290	17,775
Fixed assets held for sale	653	553
Mortgage servicing rights	1,276	647
All other assets	9,793	9,987
Total other assets	$121,369	$114,183

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its Mortgage Servicing Rights (“MSRs”).  The Company utilizes the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  See Note 19 for further discussion of MSRs.

NOTE 8 — DEPOSITS

Deposits consisted of the following major classifications at September 30, 2012 and December 31, 2011:

	September 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2012	Deposits	2011	Deposits

Non-interest bearing deposits	$305,093	7.9%	$278,968	7.8%
Interest-earning checking accounts	610,795	15.9%	485,160	13.5%
Municipal checking accounts	588,995	15.3%	679,055	18.9%
Money market accounts	524,382	13.7%	529,877	14.7%
Savings accounts	1,008,618	26.2%	783,388	21.8%
Time deposits	808,165	21.0%	838,354	23.3%

Total deposits	$3,846,048	100.0%	$3,594,802	100.0%

NOTE 9 — BORROWED FUNDS

Borrowed funds at September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
FHLB advances	$140,000	$100,000
Repurchase agreements	85,000	125,000
Statutory trust debenture	25,348	25,335
Total borrowed funds	$250,348	$250,335

The Company pledges securities and loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At September 30, 2012 and December 31, 2011, loans in the amount of $262.3 million and $808.5 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia. At September 30, 2012 and December 31, 2011, the Company had $96.1 million and $141.3 million, respectively, of securities pledged as collateral on secured borrowings. At September 30, 2012, the Company had no securities pledged at the Federal Reserve Bank of Philadelphia, while at December 31, 2011, the Company pledged $216 thousand of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 10 — GOODWILL AND OTHER INTANGIBLES

The goodwill and intangible balances presented below resulted from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company.  The acquisition of SE Financial resulted in goodwill of $11.9 million and core deposit intangible of $708 thousand.  For further information regarding the goodwill and other intangible assets recorded in connection with the acquisition of SE Financial, please refer to Note 3.

Goodwill and other intangibles at September 30, 2012 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2012	$110,486	$13,334
Additions	11,924	708
Amortization	—	(2,874)
Balance at September 30, 2012	$122,410	$11,168

The Company performed the annual review of its goodwill and identifiable intangible assets as of December 31, 2011 in accordance with FASB ASC Topic 350 for Intangibles - Goodwill and Other.  As a result of this review, the Company identified no triggering events and determined there was no impairment of goodwill or other intangible assets.

NOTE 11 — REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2012 and December 31, 2011, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2012 and December 31, 2011, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2012:

Tier 1 Capital (to average assets)	$454,193	9.74%	$139,880	3.00%	$233,133	5.00%

Tier 1 Capital (to risk weighted assets)	454,193	19.22%	94,509	4.00%	141,763	6.00%

Total Capital (to risk weighted assets)	484,132	20.49%	189,018	8.00%	236,272	10.00%

As of December 31, 2011:

Tier 1 Capital (to average assets)	$442,598	9.67%	$137,269	3.00%	$228,781	5.00%

Tier 1 Capital (to risk weighted assets)	442,598	18.09%	97,882	4.00%	146,823	6.00%

Total Capital (to risk weighted assets)	473,486	19.35%	195,764	8.00%	244,705	10.00%

NOTE 12 — INCOME TAXES

For the nine months ended September 30, 2012, we recorded a provision for income taxes of $1.9 million reflecting an effective rate of 15.3% compared to a benefit for income taxes of $236 thousand reflecting an effective tax rate of (4.8%) for the nine months ended September 30, 2011.  The difference was due to an increase in income before income taxes of $7.3 million, to $12.2 million for the nine months ended September 30, 2012, from income before income taxes of $4.9 million for the nine months ended September 30, 2011.  The increase in income before income taxes for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to a decrease in the provision for loan losses of $7.0 million, mortgage banking income increases of $1.9 million and gains on investment sales of $1.2 million, offset by a decrease in net interest income of $1.1 million and an increase in operating expenses of $1.2 million.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits increased (reduced) the effective tax rates by (10.8%), 5.4% and (12.2%) in the effective income tax rate calculation for 2012, respectively, and (20.1%), 3.6%, and (30.9%) for 2011, respectively.

As of September 30, 2012, the Company had net deferred tax assets totaling $42.9 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, charitable contribution carryovers and other-than-temporary impairments,  that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

NOTE 13 — PENSION AND POSTRETIREMENT BENEFIT PLANS

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

The components of net pension cost are as follows:

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$—	$—	$64	$59
Interest cost	920	954	261	347
Expected return on assets	(1,067)	(1,026)	—	—
Amortization of loss	460	238	98	67
Amortization of prior service cost	—	—	(113)	37
Amortization of transition obligation	—	—	41	41
Net periodic pension cost	$313	$166	$351	$551

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$—	$—	$194	$179
Interest cost	2,759	2,863	784	1,041
Expected return on assets	(3,200)	(3,079)	—	—
Amortization of loss	1,381	712	293	201
Amortization of prior service cost	—	—	(340)	110
Amortization of transition obligation	—	—	123	123
Net periodic pension cost	$940	$496	$1,054	$1,654

The Company’s funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Bank, which can be deducted for federal income tax purposes.

NOTE 14 — STOCK BASED COMPENSATION

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the Trust to fund the stock purchases. The acquisition of these shares by the Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2012, 484,200 shares were fully vested and 334,500 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The net expense recognized for the three and nine months ended September 30, 2012 was $503 thousand and $992 thousand, respectively, compared to $586 thousand and $1.0 million, respectively, for the three and nine months ended September 30, 2011.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	131,875	9.12
Vested	(149,600)	10.61
Forfeited	(134,000)	10.54
Non-vested Stock Awards outstanding, September 30, 2012	540,175	$9.66

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2011:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2011	837,500	$11.00
Issued	175,500	8.38
Vested	(204,600)	11.68
Forfeited	(116,500)	10.95
Non-vested Stock Awards outstanding, September 30, 2011	691,900	$10.14

The fair value of the 149,600 shares vested during the nine months ended September 30, 2012 was $1.3 million. The fair value of the 204,600 shares vested during the nine months ended September 30, 2011 was $1.6 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2012, the Company granted 586,000 options compared to 352,000 options during the same period ended September 30, 2011. All options issued contain service conditions based on the participant’s continued service. The options generally vest over five years. Compensation expense for the options totaled $376 thousand and $1.0 million, for the three and nine months ended September 30, 2012, respectively, compared to $355 thousand and $902 thousand for the three and nine months ended September 30, 2011, respectively.

A summary of option activity as of September 30, 2012 and changes during the nine month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2012	2,086,100	$10.74
Granted	586,000	9.12
Exercised	(10,850)	8.36
Forfeited	(179,680)	10.22
Expired	(138,570)	11.41
September 30, 2012	2,343,000	$10.34

A summary of option activity as of September 30, 2011 and changes during the nine month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2011	2,001,950	$11.21
Granted	352,000	8.38
Exercised	—	—
Forfeited	(166,480)	11.08
Expired	(98,960)	11.35
September 30, 2011	2,088,510	$10.74

The weighted average remaining contractual term was approximately 7.25 years for options outstanding as of September 30, 2012. Exercisable options totaled 1,142,560 and 916,850 at September 30, 2012 and 2011, respectively.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Weighted average fair value of options granted	$3.50	$3.29
Weighted average risk-free rate of return	1.41%	2.17%
Weighted average expected option life in months	78	78
Weighted average expected volatility	36.08%	35.18%
Expected dividends	$—	$—

As of September 30, 2012, there was $3.6 million of total unrecognized compensation cost related to options and $3.9 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of September 30, 2011, there was $3.6 million of total unrecognized compensation cost related to options and $5.6 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.37 and 3.00 years as of September 30, 2012 and September 30, 2011, respectively. The average weighted lives for the stock award expense were 2.88 and 2.99 years at September 30, 2012 and September 30, 2011, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At September 30, 2012 and December 31, 2011, the Company had outstanding commitments to make loans aggregating approximately $34.8 million and $71.9 million, respectively, and commitments to customers on available lines of credit of $156.7 million and $170.7 million, respectively, at competitive rates.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  We have a reserve for our commitments and contingencies of $570 thousand and $653 thousand at September 30, 2012 and December 31, 2011, respectively.

Residential mortgages are originated and sold by the Company’s mortgage banking team. Residential mortgage loans sold are primarily conforming, prime loans sold to government sponsored agencies such as the Federal National Mortgage Association (Fannie Mae). The Company provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Company may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. For the nine months ended September 30, 2012, there were no outstanding repurchase requests.

From 2003 through 2009, Beneficial entered into certain participation agreements with a third party pursuant to which the third party sold and Beneficial purchased 100% participation interests in loans originated and serviced by the third party (collectively, the “third party portfolio”).  Beneficial made specific advances to such third party to purchase the participation interests and the proceeds of such advances were utilized to fund the loans to the underlying borrowers. The current principal balances owed by the individual borrowers comprising the third party portfolio total approximately $16.0 million. In 2011, the third party, and certain of its affiliated entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. § 101 et. seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Thereafter, the Bankruptcy Cover appointed a Chapter 11 Trustee to manage and administer Liberty Credit’s (“Debtors”) bankruptcy estates. In 2012, the Trustee of the Bankruptcy commenced an adversary proceeding against more than 50 defendants, including Beneficial, asserting, inter alia, that the third party portfolio constitutes property of the bankruptcy estate.

Beneficial filed an Amended Answer, Affirmative Defenses, Counterclaims and Cross claims to the Trustee’s complaint, denying the allegations pertaining to Beneficial and asserting that the third party portfolio does not constitute property of the bankruptcy estate pursuant to section 541(d)(2) of the Bankruptcy Code because Beneficial purchased the loans through participation agreements. The Trustee, however, asserts that because certain principals of the Debtors were operating a “ponzi scheme”, Beneficial’s ownership interests in the loan portfolio are not entitled to the protections of section 541(d)(2) of the

Bankruptcy Code thereby leaving Beneficial with only an unsecured claim against the Debtors. We believe that the Trustee claim is without merit and Beneficial intends to defend the claim vigorously.

The Company is also involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended September 30, 2012.

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

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): The objective of this update is to resolve the diversity in practice about whether the guidance in the Subtopic 360-20, Property, Plant and Equipment — Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10 Consolidation — Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company has complied with the guidance for the period ended September 30, 2012.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has complied with guidance for the period ended September 30, 2012.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the nine months ended September 30, 2012.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures impaired loans, long lived assets held for sale, and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis at September 30, 2012 are as follows:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,276	$1,276
Investment securities available for sale:
U.S. GSE and agency notes	—	30,312	—	30,312
GNMA guaranteed mortgage certificates	—	7,198	—	7,198
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	2,763	—	2,763
Agency CMOs	—	100,199	—	100,199
Non-agency CMOs	—	22,917	—	22,917
Other mortgage-backed securities	—	766,916	—	766,916
Municipal bonds
General obligation municipal bonds	—	63,338	—	63,338
Revenue municipal bonds	—	18,065	—	18,065
Pooled trust preferred securities (financial industry)	—	—	9,496	9,496
Equity securities (financial industry)	376	—	—	376
Money market funds	7,805	—	—	7,805
Mutual funds	1,618	—	—	1,618
Certificates of deposit	185	—	—	185
Interest rate swap agreements	—	386	—	386
Total Assets	$9,984	$1,012,094	$10,772	$1,032,850
Liabilities:
Interest rate swap agreements	$—	$414	$—	$414
Total Liabilities	$—	$414	$—	$414

Those assets which will continue to be measured at fair value on a recurring basis at December 31, 2011 are as follows:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$647	$647
Investment securities available for sale:
U.S. GSE and agency notes	—	203	—	203
GNMA guaranteed mortgage certificates	—	8,106	—	8,106
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	5,865	—	5,865
Agency CMOs	—	138,540	—	138,540
Non-Agency CMOs	—	37,990	—	37,990
Other mortgage-backed securities	—	536,451	—	536,451
Municipal bonds
General obligation municipal bonds	—	71,464	—	71,464
Revenue municipal bonds	—	18,690	—	18,690
Pooled trust preferred securities (financial industry)	—	—	11,153	11,153
Equity securities (financial industry)	3,139	—	—	3,139
Money market funds	41,432	—	—	41,432
Mutual funds	1,693	—	—	1,693
Certificates of deposits	—	285	—	285
Total	$46,264	$817,594	$11,800	$875,658

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

GNMA Collateralized Mortgage Obligations. For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and agency CMOs in general (including market research),  prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based single cash flow stream model or an option-adjusted spread (OAS) model is used. Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

Agency CMOs.  For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and agency CMOs in general (including market research),  prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based, single cash flow stream model or an option-adjusted spread (OAS) model is used.  Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

Non-Agency CMOs.  For pricing evaluations, the pricing service, in general, obtains and applies available market color (including indices and market research), prepayment and default projections based on historical statistics of the underlying collateral and current market data, and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For Non-Agency CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional single cash flow stream model or an option-adjusted spread (OAS) model is used.  Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
Level 3 Investments Only (Dollars in thousands)	Trust Preferred Securities	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$11,153	$647	$14,522	$268
Additions	—	878	—	—
Included in other comprehensive income	(1,008)	—	370	—
Payments	(704)	(48)	(1,325)	—
Net accretion / (amortization)	55	—	78	—
Increase/(decrease) in fair value due to changes in valuation input or assumptions	—	(201)	—	(61)
Balance, September 30,	$9,496	$1,276	$13,645	$207

As described in Note 7 — Other Assets, the Company utilizes the fair value measurement method to account for its MSRs.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at September 30, 2012 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2012	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$22,794	—	—	$22,794	$(2,779)
Long lived assets held for sale	100	—	100	—	(115)
Other real estate owned	6,033	—	—	6,033	(368)

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2011	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired Loans	$46,571	—	—	$46,571	$(20,247)
Long lived assets held for sale	615	—	615	—	(627)
Other real estate owned	2,846	—	—	2,846	(12)

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

	Fair Value of Financial Instruments
		At September 30, 2012		At December 31, 2011
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$460,139	$460,139	$347,956	$347,956
Securities available for sale	See previous table	1,031,188	1,031,188	875,011	875,011
Securities held to maturity	Level 2	499,871	512,651	482,695	487,023
FHLB stock	Level 3	17,683	17,683	18,932	18,932
Loans, net	Level 3	2,432,155	2,494,453	2,520,665	2,517,030
Loans held for sale	Level 2	3,745	3,961	1,251	1,251
Mortgage servicing rights	Level 3	1,276	1,276	647	647
Interest rate swaps	Level 2	386	386	—	—
Accrued interest receivable	Level 3	16,537	16,537	16,401	16,401

Liabilities:
Deposits	Level 2	3,846,048	3,853,027	3,594,802	3,599,282
Borrowed funds	Level 2	250,348	266,581	250,335	267,702
Interest rate swaps	Level 2	414	414	—	—
Accrued interest payable	Level 2	2,163	2,163	2,356	2,356

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale and Held to Maturity - The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, yield curve analysis, and prices obtained from independent pricing services.  The fair value of CDOs is determined by using observable transactions of similar type securities to obtain an average discount margin which is applied to a cash flow analysis model.

FHLB Stock - The fair value of FHLB stock is estimated at its carrying value and redemption price of $100 per share.

Loans, Net - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit and for the same remaining maturities.  Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Loans Held for Sale — The fair value of loans held for sale is estimated using the current rate at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities.  Loans held for sale are carried at the lower of cost or estimated fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2012 and December 31, 2011, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program.  As a result of this review, the Bank reduced approximately 4% of its workforce.  Additionally, the Bank made the decision to consolidate 5 of its branch locations into other existing branches.  These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense.  During the second quarter of 2011, $978 thousand of severance expense was accrued relating to the departure of an executive officer.  During the second quarter of 2012, the Company accrued for merger and restructuring charges related to the acquisition of SE Financial, as well as the restructuring of a department and the departure of an officer of the Bank that totaled $2.8 million. These charges are included in merger and restructuring charge, a component of non-interest expense, within the consolidated statements of operations.

A schedule of the current restructuring and severance accrual is summarized below as of September 30, 2012:

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2011	$1,027	$787	$1,814
Accrued during the nine months	615	2,206	$2,821
Paid during the nine months	(438)	(2,260)	$(2,698)
Accrued at September 30, 2012	$1,204	$733	$1,937

NOTE 19 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  Effective January 1, 2011, the Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of operations for each period.  As of September 30, 2012 and December 31, 2011, the Company serviced $168.7 million and $85.9 million of residential mortgage loans, respectively.  During the nine months ended September 30, 2012 and 2011 the Company recognized $216 thousand and $69 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the nine months ended September 30, 2012 and 2011:

	Residential
	Mortgage Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2012	2011

Balance, January 1,	$647	$268
Additions	878	—
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(201)	(61)
Paydowns	(48)	—
Balance, September 30,	$1,276	$207

The Company uses assumptions and estimates in determining the fair value of MSRs.  These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 17.12%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 0.86%.  At September 30, 2011, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 22.66%, a discount rate equal to 8.51% and an escrow earnings credit rate equal to 1.66%.

The Company’s servicing portfolio includes only fixed rate residential mortgage loans.  At September 30, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

Residential
Mortgage Servicing Rights
Dollars in thousands	September 30, 2012
Fair value of residential mortgage servicing rights	$1,276

Weighted average life	4.1

Prepayment speed	17.10%
Effect on fair value of a 20% increase	$(111)
Effect on fair value of a 10% increase	(59)
Effect on fair value of a 10% decrease	64
Effect on fair value of a 20% decrease	135

Discount rate	8.50%
Effect on fair value of a 20% increase	$(59)
Effect on fair value of a 10% increase	(30)
Effect on fair value of a 10% decrease	30
Effect on fair value of a 20% decrease	62

Escrow earnings credit	0.86%
Effect on fair value of a 20% increase	$12
Effect on fair value of a 10% increase	5
Effect on fair value of a 10% decrease	(7)
Effect on fair value of a 20% decrease	(13)

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

NOTE 20 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2012, the Company had two interest rate swaps with an aggregate notional amount of $14.4 million related to this program. During the three and nine months ended September 30, 2012, the Company recognized a net loss of $7 thousand and a net gain of $113 thousand, respectively, related to interest rate swap agreements that is included as a component of Other Non-interest Income in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2012.

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$7,203	$386	$7,203	$414
Total derivatives	$7,203	$386	$7,203	$414

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

As of September 30, 2012, the termination value of the interest rate swap in a liability position was $426 thousand.  As of September 30, 2012, the Company has minimum collateral posting thresholds with its counterparty and has posted collateral of $410 thousand. If the Company had breached any of these provisions at September 30, 2012 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions as September 30, 2012.

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

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 62 offices throughout the Philadelphia and Southern New Jersey area.  The Bank was impacted by Hurricane Sandy that affected portions of the Northeastern United States in late October 2012. The impact of Hurricane Sandy on our local economy and customers cannot yet be fully assessed by management.

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

On April 3, 2012, the Company consummated its acquisition of SE Financial and St. Edmond’s. SE Financial’s assets totaled $296.0 million at April 3, 2012 and the acquisition resulted in Beneficial having new branches in Roxborough, Pennsylvania and Deptford, New Jersey.  See the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2011 for additional information regarding the terms of the acquisition and the agreement and plan of merger, and the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2012 for additional information regarding the acquisition.

We recorded net income of $4.1 million, or $0.05 per diluted share, for the three months ended September 30, 2012 which was flat to net income of $4.1 million, or $0.05 per diluted share, recorded for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 totaled $10.4 million, or $0.13 per diluted share, compared to $5.2 million, or $0.07 per diluted share, for the nine months ended September 30, 2011.  Net income for the nine months ended September 30, 2012 included $2.7 million of merger and restructuring charges related to the acquisition of SE Financial Corp. Net income for the nine months ended September 30, 2011 included $5.1 million of restructuring charges related to the implementation of our expense management reduction program.  Credit costs have decreased during the three and nine months ended September 30, 2012 from the same periods in 2011 but continue to have a significant impact on our financial results.  During the three and nine months ended September 30, 2012, we recorded a provision for credit losses in the amount of $7.0 million and $22.0 million, respectively, compared to a provision of $9.0 million and $29.0 million for the three and nine months ended September 30, 2011, respectively.

Although we have seen some improvement in our credit quality with non-performing assets decreasing $30.7 million, or 19.9%, to $123.4 million as of September 30, 2012 from $154.1 million at December 31, 2011, we continue to experience high charge-off levels.  We expect that the provision for credit losses will remain elevated in 2012 and 2013 as we continue to focus on reducing our non-performing loan levels.  We remain cautious despite some improvement in economic conditions as GDP growth is still low, unemployment remains high and residential and commercial real estate markets are still soft. During the nine months ended September 30, 2012, we continued to build our reserves and, at September 30, 2012, our allowance for loan losses totaled $55.8 million, or 2.24% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011 and $54.1 million, or 2.01% of total loans, at September 30, 2011.

Non-interest income increased $570 thousand and $2.6 million to $6.9 million and $20.8 million for the three and nine months ended September 30, 2012, respectively, from the same periods in 2011.  Our mortgage banking team that was established in 2011 continued to positively impact our non-interest income. During the nine months ended September 30, 2012, we sold approximately $92.1 million of residential mortgage loans and recorded mortgage banking income of $2.3 million related to these loan sales.

Non-interest expense increased $2.1 million and $1.2 million to $30.3 million and $92.7 million for the three and nine months ended September 30, 2012, respectively, from the same periods in 2011.  The increase in non-interest expense for the three and nine months ended September 30, 2012 was due to increases in salaries and benefits primarily resulting from the SE Financial acquisition and the expansion of our credit function, as well as increases in loan and other real estate owned losses and expenses.

Loans decreased $84.4 million, or 3.3%, to $2.5 billion at September 30, 2012 from $2.6 billion at December 31, 2011.  Despite the addition of $174.8 million of loans acquired from SE Financial, our loan portfolio has decreased as a result of a number of large commercial loan repayments, continued weak loan demand, and our decision to sell all agency eligible mortgage loans to better position the Company’s balance sheet for interest rate risk. During the nine months ended September 30, 2012, we sold approximately $92.1 million of residential mortgage loans originated during 2012 and recorded mortgage banking income of $2.3 million related to these loan sales. Although we will continue to sell mortgages, we may begin to hold certain mortgages based on market conditions and interest rate levels.

Deposits increased $251.2 million, or 7.0%, to $3.8 billion at September 30, 2012 from $3.6 billion at December 31, 2011. The increase was primarily driven by the addition of $274.1 million of deposits acquired from SE Financial. During the nine months ended September 30, 2012, municipal deposits decreased $90.1 million which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.  Excluding municipal deposits and the impact of the SE Financial acquisition, we experienced a $150.1 million, or 7.3%, increase in our core deposits, particularly savings products and business checking accounts, which increased $133.1 million and $59.9 million, respectively.

We continue to repurchase shares of our common stock and repurchased 982,900 shares during the nine months ended September 30, 2012 which increased total treasury shares to 2,981,629 at September 30, 2012.

The Federal Reserve Board continues to hold short term interest rates at historic lows.  We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits, which will put pressure on net interest margin in future periods.  Elevated unemployment, depressed home values, and continued economic uncertainty has constrained consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery.  This resulted in low loan demand during the nine months ended September 30, 2012 and we expect loan demand to remain low in future periods. This has resulted in significant excess liquidity with cash and cash equivalents totaling $460.1 million at September 30, 2012. Our investment portfolio increased $172.1 million, or 12.5%, to $1.5 billion at September 30, 2012 from $1.4 billion at December 31, 2011 as a result of our decision to re-invest cash in shorter term investment securities.  We continue to focus on purchasing high quality investments that provide a steady stream of cash flow even in rising interest rate environments.

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

On April 3, 2012, we completed the acquisition of SE Financial and St. Edmond’s. The transaction enhanced our presence in southeastern Pennsylvania, and increased our market share in Philadelphia and Delaware Counties.  We will continue to look for acquisitions that we believe will increase market share, improve profitability and provide growth opportunities in our footprint.

CURRENT REGULATORY ENVIRONMENT

The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional “capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country’s banking regulators.

In June 2012, U.S. Federal banking regulators adopted two notices of proposed rulemaking (NPR’s) that would implement in the United States the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. A third adopted NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Company. Comments on the NPR’s were accepted through September 7, 2012.

The first NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions,” would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies (collectively, banking organizations). Consistent with the international Basel framework, this NPR would:

•                  Increase the quantity and quality of capital required by proposing a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raising the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•                  Retain the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets;

•                  Introduce a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•                  Revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses.

The new minimum regulatory capital requirements would be phased in from January 1, 2013 through January 1, 2016. The capital conservation buffer would be phased in from January 1, 2016 through January 1, 2019.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirement,” also would apply to all banking organizations. This NPR would revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets and off balance sheet exposures - riskier items require higher capital cushions and less risky items require smaller capital cushions.

As of September 30, 2012, we believe our current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the NPR’s.

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

Effective April 1, 2011, the assessment base for payment of FDIC premiums was changed from a deposit level base to an asset base consisting of average tangible assets less average tangible equity.  This change has resulted in a $1.1 million reduction in FDIC premiums for the nine months ended September 30, 2012 compared to the same period in 2011.

Effective July 21, 2011, the Bank began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. The Bank has been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase the Bank’s interest expense in the future.

Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.  We recognized $3.7 million of interchange revenue for the nine months ended September 30, 2012.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of our income. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During three months ended September 30, 2012, Beneficial reported net interest income of $35.6 million, an increase of $738 thousand, or 2.1%, from the three months ended September 30, 2011. The increase in net interest income during the three months ended September 30, 2012 compared to the same period last year was primarily the result of a reduction in the cost of interest bearing liabilities exceeding the decrease in the yield on interest earning assets. Our net interest margin decreased, totaling 3.16% for the three months ended September 30, 2012 as compared to 3.21% for the three months ended September 30, 2011.  The net interest margin for the three months ended September 30, 2012 included approximately $765 thousand of loan prepayment fees which benefited our net interest margin by 7 basis points.  The decrease in our net interest margin was driven by the low interest rate environment and continued margin compression, partially offset by our efforts to re-price deposits.

During the nine months ended September 30, 2012, we reported net interest income of $106.2 million, a decrease of $1.1 million, or 1.0%, from the nine months ended September 30, 2011. The decrease in net interest income during the nine months ended September 30, 2012 compared to the same period last year was primarily the result of a decline in interest earning assets due to a decision made in 2011 to shrink the balance sheet.   As part of the decision to shrink the balance sheet, the Bank has run-off higher cost municipal deposits to strengthen capital, improve our net interest margin and lower loan balances. Despite the low interest rate environment, our net interest margin remained relatively stable, totaling 3.21% for the nine months ended September 30, 2012 as compared to 3.22% for the nine months ended September 30, 2011, largely due to our efforts to re-price deposits.

We have been able to lower the cost of our liabilities to 0.80% and 0.85% for the three and nine months ended September 30, 2012, respectively, compared to 0.98% and 1.02% for the three and nine months ended September 30, 2011, respectively, by re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposit portfolio as we have run-off higher cost, non-relationship-based municipal deposits.

During the first nine months of 2012, we continued to operate with very high levels of cash and cash equivalents, which was primarily driven by higher than normal commercial loan prepayments, weak overall loan demand and prepayments of higher yielding investments.  This excess level of cash coupled with weak loan demand and the current low interest rate environment will likely result in reduced net interest income and net interest margin for the rest of 2012.  Net interest margin in future periods will continue to be impacted by several factors including but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

CREDIT RISK ENVIRONMENT

Credit costs have decreased during the three and nine months ended September 30, 2012 from the same periods in 2011 but continue to have a significant impact on our financial results.  During the three and nine months ended September 30, 2012, we recorded a provision for credit losses in the amount of $7.0 million and $22.0 million, respectively, compared to a provision of $9.0 million and $29.0 million for the three and nine months ended September 30, 2011, respectively.  At September 30, 2012, our nonperforming assets were $123.4 million, down $30.7 million and $40.1 million, from $154.1 million and $163.5 million, respectively, at December 31, 2011 and September 30, 2011. We continue to charge off any collateral deficiency for non-performing loans once a loan is 90 days past due.  We continued to build our reserves during 2012 and, at September 30, 2012, our allowance for loan losses totaled $55.8 million, or 2.24% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011.

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

Allowance for Loan Losses.  We consider the allowance for loan losses (“ALLL”) to be a critical accounting policy.  The ALLL is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors.  Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations.  The ALLL is maintained at a level that management considers appropriate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio.  Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the ALLL may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The ALLL is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $1.1 million to $2.2 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2012, we continued to experience elevated levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated ALLL; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.4 million at September 30, 2012 compared to $110.5 million at December 31, 2011. The increase was due to goodwill of $11.9 million resulting from the SE Financial acquisition.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing.  During 2011, we adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  In 2010, we performed a detailed quantitative analysis and the fair values of the Bank and Beneficial Insurance Services, LLC exceeded the carrying amount by approximately 13.2% and 10.7%, respectively.  Management reviewed qualitative factors for the Bank and Beneficial Insurance Services, LLC in 2011 including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2010.  Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2011.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2011.  Based on our latest annual impairment analysis of goodwill, we believe that the fair value for all reporting units is in excess of the respective reporting unit’s carrying value.

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

As of September 30, 2012, we had net deferred tax assets totaling $42.9 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for charitable contribution carryovers, certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets increased $222.6 million, or 4.8%, to $4.8 billion at September 30, 2012 from $4.6 billion at December 31, 2011.  The increase in total assets was primarily a result of the $296.0 million in assets acquired as part of the acquisition of SE Financial on April 3, 2012.

Cash and cash equivalents increased approximately $112.1 million to $460.1 million at September 30, 2012 from $348.0 million at December 31, 2011. The increase in cash and cash equivalents was primarily due to higher than normal commercial loan prepayments, weak overall loan demand and our selling of all agency eligible mortgage loans totaling approximately $92.1 million for the nine months ended September 30, 2012.

Investment securities increased $172.1 million, or 12.5%, to $1.5 billion at September 30, 2012 from $1.4 billion at December 31, 2011.  We continue to focus on purchasing high quality investments that provide a steady stream of cash flow even in rising interest rate environments.

Loans decreased $84.4 million, or 3.3%, to $2.5 billion at September 30, 2012 from $2.6 billion at December 31, 2011.  Despite the addition of $174.8 million of loans acquired from SE Financial Corp., our loan portfolio has decreased as a result of a number of large commercial loan repayments, continued weak loan demand, and our decision to sell all agency eligible mortgage loans to better position the Company’s balance sheet for interest rate risk. During the nine months ended September 30, 2012, we sold approximately $92.1 million of residential mortgage loans originated during 2012 and recorded mortgage banking income of $2.3 million related to these loan sales. Although we will continue to sell mortgages, we may begin to hold certain mortgages based on market conditions and interest rate levels.

Deposits increased $251.2 million, or 7.0%, to $3.8 billion at September 30, 2012 from $3.6 billion at December 31, 2011.  The increase was due to the addition of $274.1 million of deposits acquired from SE Financial. During the nine months ended September 30, 2012, municipal deposits decreased $90.1 million which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.  Excluding municipal deposits and the impact of the SE Financial acquisition, we experienced a $150.1 million, or 7.3%, increase in our core deposits, particularly savings products and business checking accounts, which increased $133.1 million and $59.9 million, respectively.

At September 30, 2012, stockholders’ equity increased to $636.3 million, or 13.2% of total assets, compared to $629.4 million, or 13.7% of total assets, at December 31, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and September 30, 2011

General — For the three months ended September 30, 2012 and September 30, 2011, Beneficial recorded net income of $4.1 million, or $0.05 per diluted share, compared to $4.1 million, or $0.05 per diluted share.

Net Interest Income — For the three months ended September 30, 2012, we reported net interest income of $35.6 million, an increase of $738 thousand, or 2.1%, from the three months ended September 30, 2011. The increase in net interest income during the three months ended September 30, 2012 compared to the same period last year was primarily due to an increase in interest earning assets as a result of the SE Financial acquisition.  Our net interest margin decreased to 3.16% for the three months ended September 30, 2012 as compared to 3.21% for the three months ended September 30, 2011. The drop in our net interest margin was primarily due lower yields on our investment portfolio given the low interest rate environment. The net interest margin for the quarter also included a number of large prepayment fees which benefited the net interest margin by 7 basis points.  We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits, which will put pressure on net interest margin in future periods.

We have been able to reduce the cost of our liabilities to 0.80% for the three months ended September 30, 2012 compared to 0.98% for the three months ended September 30, 2011 by reducing borrowings and re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposit portfolio as we have run-off higher cost, non-relationship-based municipal deposits.

Provision for Loan Losses — We recorded a provision for loan losses of $7.0 million for the three months ended September 30, 2012 compared to a provision of $9.0 million for the same period in 2011.  Net charge-offs totaled $6.8 million during the three months ended September 30, 2012 as compared to $6.2 million during the same period in 2011.  We have continued to experience elevated levels of net charge-offs in 2012 as we charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.

At September 30, 2012, our allowance for loan losses totaled $55.8 million, or 2.24% of total loans, compared to an allowance for loan losses of $54.2 million, or 2.10% of total loans, at December 31, 2011.

Non-interest Income — For the three months ended September 30, 2012, non-interest income totaled $6.9 million, an increase of $570 thousand, or 9.0%, from the three months ended September 30, 2011.  The increase was primarily due to a $528 thousand increase in mortgage banking income recognized during the third quarter of 2012 in connection with the sale of residential mortgages and a $462 thousand increase in the gain on the sale of investment securities.

Non-interest Expense — For the three months ended September 30, 2012, non-interest expense totaled $30.3 million, an increase of $2.1 million, or 7.3%, from the three months ended September 30, 2011.  The increase in non-interest expense was due to a $678 thousand increase in salaries and benefits primarily the result of the SE Financial acquisition and the expansion of our credit function, a $529 thousand increase in other real estate owned expense and loan expense and a $398 thousand increase in professional fees.

Income Taxes — We recorded an income tax expense of $1.1 million for the three months ended September 30, 2012, reflecting an effective tax rate of 20.7%, compared to income tax benefit of $172 thousand, reflecting an effective tax rate benefit of 4.4%, for the same period in 2011.  The difference was due primarily to a decrease in income tax credits related to our investments in affordable income housing partnerships, as well as an increase in income before income taxes of $1.3 million, to $5.2 million for the three months ended September 30, 2012, from income before income taxes of $3.9 million for the three months ended September 30, 2011.

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

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2012 and September 30, 2011.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended September 30,			Three Months Ended September 30,
	2012			2011
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$388,587	$247	0.25%	397,463	254	0.25%
Stock	18,217	5	0.11%	20,248	—	0.00%
Other Investment securities	1,537,849	8,749	2.28%	1,209,543	9,135	3.02%
Total Investment securities & O/N Inv	1,944,653	9,001	1.85%	1,627,254	9,389	2.31%

Loans:
Real estate loans
Residential	669,463	8,726	5.21%	678,447	8,345	4.92%
Non-residential	679,935	9,323	5.47%	765,834	9,548	4.97%
Total real estate	1,349,398	18,049	5.34%	1,444,281	17,893	4.95%
Business loans	326,891	5,515	6.73%	363,283	5,040	5.54%
Small Business loans	145,850	2,156	5.90%	142,423	2,118	5.93%
Total Business & Small Business loans	472,741	7,671	6.47%	505,706	7,158	5.65%
Total Business loans	1,152,676	16,994	5.88%	1,271,540	16,706	5.24%
Personal loans	723,831	8,487	4.66%	758,207	9,526	4.98%
Total loans, net of discount	2,545,970	34,207	5.36%	2,708,194	34,577	5.09%
Total interest earning assets	4,490,623	43,208	3.84%	4,335,448	43,966	4.05%
Non-interest earning assets	375,855			407,837
Total assets	$4,866,478			$4,743,285

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$995,520	1,380	0.55%	764,729	1,260	0.65%
Money market accounts	531,034	745	0.56%	594,802	1,040	0.69%
Demand deposits	605,490	458	0.30%	440,133	233	0.21%
Demand deposits - Municipals	596,979	595	0.40%	764,812	1,329	0.69%
Certificates of deposit	818,424	2,374	1.15%	874,440	3,173	1.44%
Total interest-bearing deposits	3,547,447	5,552	0.62%	3,438,916	7,035	0.81%
Borrowings	273,661	2,087	3.03%	250,328	2,100	3.33%
Total interest-bearing liabilities	3,821,108	7,639	0.80%	3,689,244	9,135	0.98%

Non-interest-bearing deposits	308,144			275,650
Other non-interest-bearing liabilities	104,287			152,742
Total liabilities	4,233,539			4,117,636

Total stockholders’ equity	632,939			625,649
Total liabilities and stockholders’ equity	$4,866,478			4,743,285
Net interest income		$35,569			34,831
Interest rate spread			3.04%			3.07%
Net interest margin			3.16%			3.21%
Average interest-earning assets to average interest-bearing liabilities			117.52%			117.52%

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and September 30, 2011

General — For the nine months ended September 30, 2012, Beneficial recorded net income of $10.4 million, or $0.13 per diluted share, compared to a net income of $5.2 million, or $0.07 per diluted share, for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012 included merger and restructuring charges of $2.7 million related the acquisition of SE Financial. Net income for the nine months ended September 30, 2011 included $5.1 million of restructuring charges related to the implementation of our expense management reduction program.

Net Interest Income — For the nine months ended September 30, 2012, we reported net interest income of $106.2 million, a decrease of $1.1 million, or 1.0%, from the nine months ended September 30, 2011. The decrease in net interest income during the nine months ended September 30, 2012 compared to the same period last year was primarily the result of a decline in interest earning assets due to a decision made in 2011 to shrink the balance sheet.  As part of the decision to shrink the balance sheet, the Bank has run-off higher cost municipal deposits to strengthen capital, improve our net interest margin and lower loan balances. Despite the low interest rate environment, our net interest margin remained relatively stable, totaling 3.21% for the nine months ended September 30, 2012 as compared to 3.22% for the nine months ended September 30, 2011, largely due to our efforts to re-price deposits.

We have been able to lower the cost of our liabilities to 0.85% for the nine months ended September 30, 2012 compared to 1.02% for the nine months ended September 30, 2011 by re-pricing higher cost deposits.  The reduction in deposit costs was primarily due to decreasing rates on our municipal deposit portfolio as we have run-off higher cost, non-relationship-based municipal deposits.

Provision for Loan Losses — We recorded a provision for loan losses of $22.0 million for the nine months ended September 30, 2012 compared to a provision of $29.0 million for the same period in 2011.  Net charge-offs totaled $20.4 million during the nine months ended September 30, 2012 as compared to $20.2 million during the same period in 2011.  We have continued to experience elevated levels of net charge-offs in 2012 as we charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.

At September 30, 2012, our allowance for loan losses totaled $55.8 million, or 2.24% of total loans, compared to an allowance for loan losses of $54.2 million, or 2.10% of total loans, at December 31, 2011.

Non-interest Income — For the nine months ended September 30, 2012, non-interest income totaled $20.8 million, an increase of $2.6 million, or 14.4%, from the nine months ended September 30, 2011.  The increase was primarily due to a $1.9 million increase in mortgage banking income in connection with the sale of mortgages and a $1.2 million increase in the gain on the sale of investment securities, partially offset by a $383 thousand decrease in income from insurance and advisory income.

Non-interest Expense — For the nine months ended September 30, 2012, non-interest expense totaled $92.7 million, an increase of $1.2 million, or 1.3%, from the nine months ended September 30, 2011. The increase in non-interest expense was primarily due to a $1.2 million increase in salaries and benefits primarily due to the SE Financial acquisition and the build out of our credit function, a $2.0 million increase in other real estate owned and loan expenses, a $344 thousand increase in professional fees, partially offset by a $2.2 million decrease in merger and restructuring charges and a $1.1 million decrease in FDIC insurance as a result of the assessment base change.

Income Taxes — We recorded an income tax expense of $1.9 million for the nine months ended September 30, 2012, reflecting an effective tax rate of 15.3%, compared to an income tax benefit of $236 thousand, reflecting an effective tax rate benefit of 4.8%, for the same period in 2011.  The difference was due primarily to a decrease in deferred income tax credits related to our investments in affordable income housing partnerships, as well as an increase in income before income taxes of $7.3 million, to $12.2 million for the nine months ended September 30, 2012, from income before income taxes of $4.9 million for the nine months ended September 30, 2011.  The increase in income before income taxes for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to a decrease in the provision for loan losses and an increase in mortgage banking income and the gain on sale of investment securities.

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

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2012 and September 30, 2011.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012			2011
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Trading Securities	$—	$—	0.00%	$2,976	$26	1.19%
Overnight Investments	311,467	588	0.25%	318,099	603	0.25%
Stock	18,817	15	0.11%	21,435	5	0.03%
Other Investment securities	1,484,013	28,673	2.58%	1,357,961	29,969	2.94%
Total Investment securities & O/N Inv	1,814,297	29,276	2.15%	1,700,471	30,603	2.40%

Loans:
Real estate loans
Residential	661,160	24,660	4.97%	691,976	25,561	4.93%
Non-residential	711,146	28,156	5.28%	774,691	29,548	5.09%
Total real estate	1,372,306	52,816	5.13%	1,466,667	55,109	5.01%
Business loans	347,630	15,697	6.02%	366,671	15,182	5.53%
Small Business loans	141,225	6,200	5.58%	148,136	6,658	6.00%
Total Business & Small Business loans	488,855	21,897	5.97%	514,807	21,840	5.66%
Total Business loans	1,200,001	50,053	5.56%	1,289,498	51,388	5.32%
Personal loans	734,823	26,107	4.75%	767,893	29,064	5.06%
Total loans, net of discount	2,595,984	100,820	5.18%	2,749,367	106,013	5.15%
Total interest earning assets	4,410,281	130,096	3.93%	4,449,838	136,616	4.10%
Non-interest earning assets	375,999			384,753
Total assets	$4,786,280			4,834,591

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$920,172	3,981	0.58%	733,744	3,702	0.67%
Money market accounts	538,420	2,544	0.63%	610,703	3,296	0.72%
Demand deposits	565,592	1,189	0.28%	422,689	720	0.23%
Demand deposits - Municipals	626,314	2,413	0.51%	912,305	5,467	0.80%
Certificates of deposit	826,177	7,506	1.21%	890,572	9,646	1.46%
Total interest-bearing deposits	3,476,675	17,633	0.68%	3,570,013	22,831	0.86%
Borrowings	264,465	6,275	3.17%	257,368	6,506	3.38%
Total interest-bearing liabilities	3,741,140	23,908	0.85%	3,827,381	29,337	1.02%

Non-interest-bearing deposits	297,788			280,332
Other non-interest-bearing liabilities	114,995			107,225
Total liabilities	4,153,923			4,214,938

Total stockholders’ equity	632,357			619,653
Total liabilities and stockholders’ equity	$4,786,280			4,834,591
Net interest income		$106,188			107,279
Interest rate spread			3.08%			3.08%
Net interest margin			3.21%			3.22%
Average interest-earning assets to average interest-bearing liabilities			117.89%			116.26%

Asset Quality

At September 30, 2012, our non-performing assets decreased $30.7 million to $123.4 million from $154.1 million at December 31, 2011.  The ratio of non-performing assets to total assets decreased to 2.56% at September 30, 2012 from 3.35% at December 31, 2011.

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2012	2012	2011	2011

Non-performing assets:
Non-accruing loans*	$77,428	$88,406	$107,907	$118,901
Accruing loans past due 90 days or more**	23,710	22,269	28,423	25,515
Total non-performing loans***	101,138	110,675	136,330	144,416

Real estate owned	22,290	22,806	17,775	19,058

Total non-performing assets	$123,428	$133,481	$154,105	$163,474

Non-performing loans to total loans	4.06%	4.26%	5.29%	5.37%
Non-performing assets to total assets	2.56%	2.75%	3.35%	3.53%
Non-performing assets less accruing loans past due 90 days or more to total assets	2.09%	2.31%	2.73%	2.98%
ALLL to total loans	2.24%	2.14%	2.10%	2.01%
ALLL to non-performing loans	55.21%	50.26%	39.77%	37.48%
ALLL to non-performing loans (excluding student loans)	71.35%	62.48%	50.24%	45.52%

* Non-accruing loans at September 30, 2012 and June 30, 2012 do not include $3.1 million and $3.5 million, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

** Includes $22.9 million, $21.6 million, $28.4 million and $25.5 million in government guaranteed student loans as of September 30, 2012, June 30, 2012, December 31, 2011 and September 30, 2011, respectively.

*** Includes $11.5 million, $14.5 million, $22.2 million and $26.5 million of troubled debt restructured loans (TDRs) as of September 30, 2012, June 30, 2012, December 31, 2011 and September 30, 2011, respectively.

We place all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any collateral deficiency of all loans is charged off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $22.9 million and $28.4 million in government guaranteed student loans as of September 30, 2012 and December 31, 2011, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables, Topic 450 for Contingencies and Topic 470 for Debt and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial (including TDRs)	$1,112,722	$47,143	4.24%	$1,209,821	$46,421	3.84%
Residential	662,670	2,100	0.32%	629,536	1,685	0.27%
Consumer	716,348	6,047	0.84%	736,772	5,557	0.75%
Unallocated	—	550	—	—	550	—
Total	$2,491,740	$55,840	2.24%	$2,576,129	$54,213	2.10%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and allowances for each loan category based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in our loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management’s estimation process.

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

Our credit officers and workout group identify and manage potential problem loans for our commercial loan portfolios. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with GAAP. When credits are downgraded beyond a certain level, our workout department becomes responsible for managing the credit risk.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $22.9 million and $28.4 million in government guaranteed student loans at September 30, 2012 and December 31, 2011, respectively.

Additionally, we reserve for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, including, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, we have the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Regardless of the extent of our analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. We maintain an unallocated allowance to recognize the existence of these exposures. These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. We perform a comprehensive analysis of the allowance for loan losses on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly. The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses.

The allowance for loan losses is subject to review by banking regulators. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding their adequacy and the methodology employed in their determination.

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $47.1 million at September 30, 2012 (4.2% of commercial loans) which increased from $46.4 million at December 31, 2011 (3.8% of commercial loans). The increase in the reserve balance was primarily driven by continued elevated charge-off trends as well as increases in loans classified as special mention. We recorded charge-offs in the amount of $19.5 million for our commercial loan portfolio during the nine months ended September 30, 2012. During 2012, our loans classified as special mention increased to $60.5 million at September 30, 2012 from $56.2 million at December 31, 2011.  We continue to charge off any collateral deficiency for non-performing loans once a loan is 90 days past due.

Residential Loans. The allowance for the residential loan portfolio increased $415 thousand to $2.1 million at September 30, 2012 compared to $1.7 million at December 31, 2011. We recorded charge-offs in the amount of $930 thousand for our residential loan portfolio during the nine months ended September 30, 2012. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we have increased our reserves for this portfolio.

Consumer Loans. The allowance for the consumer loan portfolio increased $490 thousand to $6.1 million at September 30, 2012 compared to $5.6 million at December 31, 2011. We recorded charge-offs in the amount of $2.0 million for our consumer loan portfolio during the nine months ended September 30, 2012.  During the nine months ended September 30, 2012, delinquencies increased from December 31, 2011. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we have increased our reserves for this portfolio.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both September 30, 2012 and December 31, 2011. The unallocated allowance was established to account for a level of imprecision in management’s estimation process. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

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

Liquidity, Capital and Credit Management

Liquidity Management — Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of its asset/liability management policy.

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $460.1 million.  In addition, at September 30, 2012, the Bank had the ability  to  borrow  up  to  $1.3 billion  from the  FHLB  of  Pittsburgh and  the  Federal  Reserve  Bank  of  Philadelphia.  At September 30, 2012, the Bank had $140.0 million of advances outstanding, $75.0 million of future dated advances outstanding and $68.3 million of letters of credit outstanding with the FHLB.

A significant use of the Bank’s liquidity is the funding of loan originations.  At September 30, 2012, the Bank had $34.8 million in loan commitments outstanding, which consisted of $29.6 million and $5.2 million in commercial and consumer commitments to fund loans, respectively, $156.7 million in commercial and consumer unused lines of credit, and $18.5 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2012 totaled $441.9 million, or 54.7% of certificates of deposit, at September 30, 2012.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company has not paid any dividends to shareholders in the past.  The Company also has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.

The following table presents certain of our contractual obligations at September 30, 2012:

		Payments due by period
		Less than	One to	Six to	More than
(Dollars in thousands)	Total	One Year	Six Years	Five Years	Five Years
Commitments to fund loans	$34,773	$34,773	$—	$—	$—
Unused lines of credit	156,676	78,826	—	—	77,850
Standby letters of credit	18,477	18,477	—	—	—
Operating lease obligations	30,529	5,683	6,741	3,938	14,167
Total	$240,455	$137,759	$6,741	$3,938	$92,017

The Bank’s primary investing activities are the origination and purchase of loans and the purchase of securities.  The Bank’s primary financing activities consist of activity in deposit accounts, repurchase agreements and FHLB advances.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our competitors and other factors.  We generally manage the pricing of our deposits to be competitive.  Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management — We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

In order to mitigate the risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of September 30, 2012, approximately 89.9% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2012, approximately 8.0% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.3% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 1.8% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Credit Risk Management.  The objective of our credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification and monitoring. Our lending practices include conservative exposure limits, underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure.  Generally, all commercial loans less than $5.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $5.0 million must be approved by the Directors’ Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors.  Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes five non-employee directors. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolio.  During the third quarter of 2011, we hired a Chief Credit Officer to continue to focus on a number of initiatives to manage credit risk.

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

For the nine months ended September 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at September 30, 2012.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2012:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$110,570	$127,797	$131,759
% change	(13.48)%		3.10%

Economic Value at Risk:
Equity	$607,289	$752,750	$745,089
% change	(19.32)%		(1.02)%

As of September 30, 2012, based on the scenarios above, economic value at risk would be adversely affected over a one-year time horizon in both a rising and a declining rate environment. Additionally, net interest income would be adversly affected over a one-year time horizon in a declining rate environment and positively affected over a one-year time horizon in a rising rate environment.

The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates. We have established an interest rate floor of zero percent for purposes of measuring interest rate risk.  Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor. In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

As of September 30, 2012, our results indicate that we are adequately positioned and continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From 2003 through 2009, Beneficial entered into certain participation agreements with a third party pursuant to which the third party sold and Beneficial purchased 100% participation interests in loans originated and serviced by the third party (collectively, the “third party portfolio”).  Beneficial made specific advances to such third party to purchase the participation interests and the proceeds of such advances were utilized to fund the loans to the underlying borrowers. The current principal balances owed by the individual borrowers comprising the third party portfolio total approximately $16.0 million. In 2011, the third party, and certain of in affiliated entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. § 101 et. seq. (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Thereafter, the Bankruptcy Court appointed a Chapter 11 Trustee to manage and administer Liberty Credit’s (“Debtors”) bankruptcy estates. In 2012, the Trustee of the Bankruptcy commenced an adversary proceeding against more than 50 defendants, including Beneficial, asserting, inter alia, that the third party portfolio constitutes property of the bankruptcy estate.

Beneficial filed an Amended Answer, Affirmative Defenses, Counterclaims and Cross claims to the Trustee’s complaint, denying the allegations pertaining to Beneficial and asserting that the third party portfolio does not constitute property of the bankruptcy estate pursuant to section 541(d)(2) of the Bankruptcy Code because Beneficial purchased the loans through participation agreements. The Trustee, however, asserts that because certain principals of the Debtors were operating a “ponzi scheme”, Beneficial’s ownership interests in the loan portfolio are not entitled to the protections of section 541(d)(2) of the Bankruptcy Code thereby leaving Beneficial with only an unsecured claim against the Debtors. We believe that the Trustee claim is without merit and Beneficial intends to defend the claim vigorously.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31	225,900		8.63	225,900	1,363,400
August 1-31	105,114	(2)	8.69	94,300	1,269,100
September 1-30	8,800		8.74	8,800	1,260,300

(1)

On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.

(2)

Includes 10,814 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
(1)

Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

(2)	Incorporated herein by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 2, 2012	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 2, 2012	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)