Form 10-K
period 2012-12-31
Beneficial Mutual Bancorp Inc
filed 2013-02-27
CIK 1378020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 1-33476

BENEFICIAL MUTUAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	56-2480744 (I.R.S. Employer Identification No.)

510 Walnut Street, Philadelphia, Pennsylvania (Address of principal executive offices)	19106 (Zip Code)

Registrant’s telephone number, including area code:  (215) 864-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $290.4 million.  As of February 27, 2013, there were 79,297,478 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 33,504,703 shares were publicly held.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On April 3, 2012, the Company consummated the transactions described in the  Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s

Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company (the “Merger”).  Immediately thereafter, St. Edmond’s merged with and into the Bank.  Pursuant to the terms of the Merger Agreement, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition.  Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options.  In accordance with the Merger Agreement, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 3, 2012, the date of the acquisition, through December 31, 2012.

The acquisitions of SE Financial and St. Edmond’s increased the Company’s market share in southeastern Pennsylvania, specifically Philadelphia and Delaware Counties.  Additionally, the acquisition provided Beneficial with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

The Company’s and the Bank’s executive offices are located at 510 Walnut Street, Philadelphia, Pennsylvania and our main telephone number is (215) 864-6000.  Our website address is http://www.the/beneficial.com.  Information on our website should not be considered part of this filing.

Market Area

We are headquartered in Philadelphia, Pennsylvania.  We currently operate 36 full-service banking offices in Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and 26 full-service banking offices in Burlington, Gloucester, and Camden Counties, New Jersey.  We also operate one lending office in Chester County, Pennsylvania.  We regularly evaluate our network of banking offices to optimize the penetration of our market area in the most efficient way.  We will occasionally open or consolidate banking offices.

Philadelphia is the fifth largest metropolitan region in the United States and home to over 63 colleges and universities.  Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors.  However, the region has evolved into a more diverse economy geared toward information and service-based businesses.  Currently, the leading employment sectors in the region are (i) educational and health services; (ii) transportation, trade and utilities services; (iii) professional and business services; and (iv) due to the region’s numerous historic attractions, leisure and hospitality services.  The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation.  The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development.  The Philadelphia metropolitan area is currently home to 13 Fortune 500 companies, including AmerisourceBergen, Comcast, Sunoco, DuPont, Aramark and Lincoln Financial.

According to a 2011 census, the population of our eight-county primary retail market area totaled approximately 5.3 million.  Overall, the eight counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections.  However, the Philadelphia region is slowly recovering from the effects of the recent economic recession where falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter.  The unemployment rate for the Philadelphia metropolitan area totaled 8.4% in September 2012 compared to a national unemployment rate of 7.6% in September 2012.

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

Our competition for loans comes primarily from the competitors referenced above and other regional and local community banks, thrifts and credit unions and from other financial service providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies and specialty finance companies, although the recent credit market disruptions stemming from the deterioration of sub-prime loans have reduced the number of non-depository competitors in the residential mortgage market.

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

Lending Activities

We offer a variety of loans including commercial, residential and consumer loans.  Our commercial loan portfolio includes business loans, commercial real estate loans and commercial construction loans. Our consumer loan portfolio primarily includes automobile loans, personal loans including recreational vehicles, manufactured housing and marine loans, educational loans and home equity loans and lines of credit.  Our residential loan portfolio includes one-to-four family residential real estate loans and one-to-four family residential construction loans. Total loans decreased $128.8 million, or 5.0%, to $2.4 billion at December 31, 2012 from $2.6 billion at December 31, 2011.   Our loan portfolio has decreased as a result of a number of large commercial loan repayments, continued weak loan demand, and our decision to sell certain agency eligible mortgage loans to better position the Company’s balance sheet for interest rate risk, offset by the addition of $175.2 million of loans recorded at fair value acquired from SE Financial.  During the year ended December 31, 2012, we sold approximately $100.7 million of residential mortgage loans and recorded mortgage banking income of $2.7 million related to the sale of these loans.

Credit costs have decreased from the prior year, but continue to have a significant impact on our financial results.  During the year ended December 31, 2012, we recorded a provision for credit losses of $28.0 million compared to $37.5 million for the year ended December 31, 2011.  Non-performing assets decreased $49.9 million to $104.2 million at December 31, 2012, as compared to $154.1 million at December 31, 2011 primarily due to decreases in nonperforming commercial real estate and commercial business loans.   Our allowance for loan losses totaled $57.6 million, or 2.36% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011.  We expect that the provision for credit losses will remain elevated in 2013 as we continue to focus on reducing our non-performing loan levels.

In the future, we intend to continue to emphasize commercial and small business lending and remain focused on commercial real estate lending.  We will continue to proactively monitor and manage existing credit relationships.  During 2012, we have continued to invest in our credit risk management and lending staff and processes to position us for growth.

We focus our lending efforts within our market area.

Commercial Real Estate Loans.  At December 31, 2012, we had commercial real estate loans totaling $639.6 million, or 26.1%, of our total loan portfolio.

We offer both fixed and adjustable rate commercial real estate loans secured by real estate.  We originate a variety of commercial real estate loans generally for terms of up to 10 years and with payments generally based on an amortization schedule of up to 25 years.  Our fixed rate loans are typically based on either the Federal Home Loan Bank (“FHLB”) of Pittsburgh’s borrowing rate or U.S. Treasury rate and generally most are fixed with a rate reset after a five year period.

When making commercial real estate loans, we consider the financial statements and tax returns of the borrower, the borrower’s payment history of its debt, the debt service capabilities of the borrower, the projected cash flows of the real estate, leases for any of the tenants located at the collateral property and the value of the collateral.

As of December 31, 2012, our largest commercial real estate loan was a $21.7 million loan for a 136 unit hotel in the greater Philadelphia area.  The loan is well collateralized and was performing in accordance with its original terms at December 31, 2012.

Commercial Business Loans.  At December 31, 2012, we had commercial business loans totaling $332.2 million, or 13.6%, of our total loan portfolio.

We offer commercial loans to private and publicly traded businesses mostly within our geographic footprint.  We offer lines of credit; intermediate term loans and long term loans primarily for the purpose of assisting businesses in achieving their growth objectives and/or working or long term capital needs.  The loans are typically LIBOR, bank prime, U.S. Treasury or Federal Home Loan Bank of Pittsburgh borrowing rate based. These loans are usually secured by business assets, including but not limited to accounts receivable, inventory, equipment and real estate.  Many of these loans include the personal guarantees of the owners or business stakeholders.

When making commercial business loans, we review financial information of the borrowers and guarantors.  We apply a due diligence process that includes a review of the borrowers’/guarantors’ payment history, an understanding of the business and its industry, an assessment of the management capabilities, an analysis of the financial capacity, financial condition and cash flow of the borrower, an assessment of the collateral and when applicable a review of the guarantors’ financial capacity and condition.

At December 31, 2012, our largest commercial business loan was a $12.4 million loan to re-finance a hotel located in Montgomery County, Pennsylvania secured by assets other than real estate.  The loan is well collateralized and was performing in accordance with its original terms at December 31, 2012.

Commercial Construction Loans.  At December 31, 2012, we had commercial construction loans totaling $105.0 million, or 4.3%, of our total loan portfolio.  We have deemphasized this segment of our loan portfolio in recent periods based on prevailing market conditions.

We offer commercial construction loans to commercial real estate construction developers in our market area.  We offer loans to fund real estate both commercial and residential construction projects, and include loans made for the acquisition and development of land.  Conditions of acquisition and development loans we originate generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale.   Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal and/or LIBOR.  Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

When making commercial construction loans, we consider the financial statements of the borrower, the borrower’s payment history, the projected cash flows from the proposed real estate collateral, and the value of the collateral.  In general, our real estate construction loans are guaranteed by the Borrowers. We consider the financial statements and tax returns of the guarantors, along with the guarantors’ payment history, when underwriting a commercial construction loan.

At December 31, 2012, our largest commercial construction loan was a $9.2 million loan secured by commercial real estate located in the greater Philadelphia area and general business assets.  The loan is well collateralized and was performing in accordance with its original terms at December 31, 2012.

One-to-Four Family Residential Loans.  At December 31, 2012, we had residential loans totaling $667.3 million, or 27.2%, of our total loan portfolio.

We offer two types of residential mortgage loans:  fixed-rate loans and adjustable-rate loans.  We offer fixed-rate mortgage loans with terms of up to 30 years.  Approximately 92.0% of our outstanding residential loans are fixed rate.  We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index or LIBOR.  Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, we have been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we do offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”), which require borrowers to be qualified at a rate equal to 200 basis points above the note rate under certain conditions.  At December 31, 2012, floating or adjustable rate mortgage loans totaled approximately $53.2 million and fixed rate mortgage loans totaled approximately $611.5 million.

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

All of our residential mortgage loans are consistently underwritten to standards established by Fannie Mae and Freddie Mac.  During 2011, we began to sell the majority of our agency eligible residential mortgage loan production to Fannie Mae with approximately $100.7 million loans sold during 2012.  All of the loans were sold with the servicing rights retained.  We recorded mortgage banking income of approximately $2.7 million related to the sale of these loans.  We decide whether to sell loans or hold loans in portfolio based on prevailing market conditions.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance.  However, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program consisting of $18.7 million in loans as of December 31, 2012.  The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first time home owner loan program.  We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our Board of Directors.  We require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

One-to-Four Family Residential Construction Loans.  At December 31, 2012, we had residential construction loans totaling $2.1 million, or 0.1%, of our total loan portfolio.

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

Consumer Home Equity and Equity Lines of Credit.  At December 31, 2012, we had consumer home equity loans and equity lines of credit totaling $258.5 million, or 10.5%, of our total loan portfolio.

We offer consumer home equity loans and equity lines of credit that are secured by one-to-four family residential real estate, where we may be in a first or second lien position. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%.  Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years.  Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal.  Home equity lines of credit can have repayment schedules of both principal and interest or interest only paid monthly.  We hold a first mortgage position on approximately 56% of the homes that secure our home equity loans and lines of credit.

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

Consumer Personal Loans.  At December 31, 2012, we had consumer personal loans totaling $55.9 million, or 2.3%, of our total loan portfolio.

We offer a variety of consumer personal loans, including loans for recreational vehicles, loans for motor homes, marine loans as well as loans secured by passbook accounts and certificates of deposit.  Loans for recreational vehicles are typically originated for terms ranging from five years to 20 years depending upon the loan type and amount, and the loan-to-value ratio on such loans generally does not exceed 90%.  The procedures for underwriting our loans for recreational vehicles include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Our consumer loans secured by passbook accounts and certificates of deposit held at the Bank are based upon the prime rate as published in The Wall Street Journal with terms up to four years.  We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account.  We also offer unsecured loans and lines of credit with terms up to five years.  Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management.”

Consumer Education Loans.   At December 31, 2012, we had consumer education loans totaling $217.9 million, or 8.9%, of our total loan portfolio.

Our consumer education loans are unsecured but generally 98% government guaranteed.  These loans are serviced by the Philadelphia Higher Education Assistance Agency (“PHEAA”) and Sallie Mae.

Automobile Loans.  At December 31, 2012, we had automobile loans that we originated totaling $170.9 million, or 7.0%, of our total loan portfolio.  We offer loans secured by new and used automobiles.  The majority of the loans in this portfolio are indirect auto loans.  These loans have fixed interest rates and generally have terms up to six years.  We offer automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

Credit Risks

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

Commercial Construction Loans.  Loans made to facilitate construction of commercial business space are primarily short term loans used to finance the construction of income producing assets. Generally, upon stabilization, these loans convert to commercial real estate loans with long term amortization. Payments during construction consist of an interest only period funded generally by borrower equity.  As these loans represent higher risk, due to the non-income producing characteristic of construction, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests.  These requests are compared to agreed-upon project milestones and progress is verified by independent inspectors engaged by us.

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

Residential Construction Loans.   Loans made to facilitate construction of a one to four family residence are primarily short term loans used to finance the construction of an owner occupied residence.  Generally, upon completion of construction and issuance of a certificate of occupancy, these loans convert to real estate mortgages with long term amortization.  Payments during construction consist of an interest only period funded generally by borrower equity.  As these loans represent higher risk, due to the nature of carrying additional debt during the construction period, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests.  These requests are compared to agreed-upon project milestones and progress is verified by independent inspectors engaged by us.

Consumer Home Equity and Equity Lines of Credit.  Consumer home equity loans and equity lines of credit are loans secured by one-to-four family residential real estate, where we may be in a first or second lien position.  In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property.  When a residential mortgage is not present on the property, a first lien position is secured against the property.  In cases where a mortgage is present on the property, a second lien position is established, subordinated to the mortgage.  As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Consumer Education Loans.  These consumer loans are unsecured but generally 98% government guaranteed.  Consumer education loan collections depend on the efforts of the PHEAA and Sallie Mae and are dependent on the borrower’s continuing financial stability.  Therefore, these loans are likely to be adversely affected by various factors including job loss, divorce, illness or personal bankruptcy.  As a result of the government guarantee, we will ultimately be unaffected materially by delinquencies in the portfolio.

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

Loan Originations and Purchases.  Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  An additional source of loan originations during 2012 has been the new mortgage banking team, all of whom are our employees.

In the past, we have purchased participations in loans from local banks to supplement our lending portfolio.  Loan participations totaled $45.9 million at December 31, 2012.  Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure.  Generally, all commercial loans less than $10.0 million must be approved by our Loan Committee, which is comprised of personnel from our Credit, Finance and Lending Departments. Individual loans or lending relationships with aggregate exposure in excess of $10.0 million must be approved by our Directors Loan Committee, which is comprised of senior Bank officers and five non-employee directors.  Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board of Directors, which includes five non-employee directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At December 31, 2012, our regulatory limit on loans to one borrower was $101.5 million.  At that date, the total exposure with our largest lending relationship was $32.5 million, which was secured by various mixed use commercial real estate and general business assets.  All of the loans in the relationship are performing in accordance with their original terms at December 31, 2012.

Loan Commitments.  We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, our loan commitments expire after 60 days.

Delinquent Loans.  We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability.  For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value.  The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or in the case of unsecured loans the entire balance is charged-off when the loan becomes 90 days delinquent. For more information on delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

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

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, brokered deposits, our liquidity needs, profitability to us, and customer preferences and concerns.  We generally review our deposit mix and pricing bi-weekly.  Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products.  During the year, we took advantage of the decrease in interest rates to reposition the balance sheet and improve the Bank’s profitability, interest rate risk, and capital position through the run-off of higher cost, non-relationship-based municipal deposits.

At December 31, 2012, municipal checking accounts comprised 16% of our entire deposit portfolio. The number of municipal deposit accounts as of December 31, 2012 totaled 1,346 and the average balance of an account totaled $473 thousand.

Certificate of Deposit Account Registry Service (CDARS). Our participation in this program enables our customers to invest balances in excess of the FDIC deposit insurance limit into other banks within the CDARS network while maintaining their relationship with our Bank. We work with our customers to obtain the most favorable rates and combine all accounts for convenience onto one statement.

Brokered Certificates of Deposit.  Our use of brokered deposits is limited. However, we will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2012, our brokered certificates of deposits represented approximately 3.8% of total deposits.

Borrowings.  We have the ability to utilize advances from the FHLB of Pittsburgh to supplement our liquidity.  As a member, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  We also utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements.  To secure our borrowings, we generally pledge securities and/or loans.  At December 31, 2012, we had maximum borrowing capacity from the FHLB Pittsburgh of $1.0 billion.

Personnel

As of December 31, 2012, we had 726 full-time employees and 148 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

Beneficial Insurance Services, LLC is a Pennsylvania Limited Liability Company formed in 2004 and is 100% owned by Beneficial Mutual Savings Bank.  In 2005, Beneficial Insurance Services LLC acquired the assets of Philadelphia-

based insurance brokerage firm, Paul Hertel & Co., Inc., which provides property, casualty, life, health and benefits insurance services to individuals and businesses.  In 2005, Beneficial Insurance Services, LLC also acquired a 51% majority interest in Graphic Arts Insurance Agency, Inc. through its acquisition of the assets of Paul Hertel & Co. Inc. In 2007, Beneficial Insurance Services LLC acquired the assets of the insurance brokerage firm, CLA Agency, Inc., based in Newtown Square, PA. CLA Agency, Inc. provides property/casualty insurance to commercial business and provides professional liability insurance to physician groups, hospitals and healthcare facilities.

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

BSB Union Corporation was formed in 1994 for the purpose of engaging in the business of owning and leasing automobiles.  BSB Corporation is 100% owned by Beneficial Mutual Savings Bank.  In 2012, BSB Union Corporation obtained approval to engage in equipment leasing activities.  The leasing operations of BSB Union Corporation are currently inactive.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was

eliminated. Responsibility for the supervision and regulation of savings and loan holding companies was transferred to the Federal Reserve Board effective July 21, 2011.  The Federal Reserve Board now supervises savings and loan holding companies as well as bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10.0 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.  It is unclear what impact the Dodd-Frank Act will have on our business as many of the regulations under the act are still being developed.  However, we expect that we will need to make additional investments in people, systems and outside consulting and legal resources to comply with the new regulations.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities.  The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.  At December 31, 2012, the Bank met each of these capital requirements.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•                  a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•                  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer;

•                  a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer; and

•                  a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•                  An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•                  Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•                  Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•                  For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

Interstate Banking and Branching.  Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders.  The Bank currently has 26 full-service locations in Burlington, Gloucester and Camden counties, New Jersey.  At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank.  The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, the law establishes three categories of capital deficient institutions:  undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater (3% or greater for institutions with the highest examination rating).  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (less than 3% for institutions with the highest examination rating).  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.  As of December 31, 2012, the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities.  Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law.  The FDIC Improvement Act and the FDIC permit exceptions to these limitations.  For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Select Market and in the shares of an investment company registered under federal law.  All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under an FDIC-approved divesture plan, unless such investments were grandfathered by the FDIC.  The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares.  The maximum permissible investment is 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less.  Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control.  In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.  As of December 31, 2012, the Bank held no marketable equity securities under such grandfathering authority.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Bank to its executive officers and directors.  However, the law contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law limits both the individual and aggregate amount of loans we may make to insiders based, in part, on the Company’s capital position and requires certain board approval procedures to be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executives are subject to further limitations based on the type of loan involved.

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

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and our results of operations.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  At December 31, 2012 the Bank had a maximum borrowing capacity from the FHLB Pittsburgh of $1.0 billion of which we had $140.0 million in outstanding borrowings, $75.0 million in future dated borrowings, and $63.3 million in outstanding letters of credit.  The balance remaining of $762.7 million is our unused borrowing capacity with the FHLB at December 31, 2012.  The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with requirements for FHLB Pittsburgh with an investment of $16.4 million at December 31, 2012.

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

To be regulated as a savings and loan holding company (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender (“QTL”).  To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test.  Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed and related securities, but also including education, credit and small business loans) in at least nine months out of each 12-month period.  At December 31, 2012, the Bank maintained 82.7% of its portfolio assets in qualified thrift investments.  For the year ended December 31, 2012, the Bank met the QTL test in at least nine months out of each of the 12-month period as required.

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

Effective July 21, 2011, we began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. We have been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase our interest expense in the future.

Effective October 1, 2011, debit-card interchange regulations were issued that capped interchange rates at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.  We recognized $5.0 million of interchange revenue during the year ended December 31, 2012.

Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. In 2010, an examination of the 2007 consolidated federal income tax return was completed by the IRS and we received net refunds of $1.9 million, primarily related to certain losses on securities that were not reflected on the original tax return.  The tax years 2009 through 2011 remain subject to examination by the IRS and Philadelphia taxing authorities.  The tax years 2007 through 2011 remain subject to examination by Pennsylvania taxing authorities.  The tax years 2008 through 2011 remain subject to examination by New Jersey taxing authorities.  For 2012, the Bank’s maximum federal income tax rate was 35%.

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

Philadelphia Taxation.  In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax.  The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia.  Pursuant to the City of Philadelphia Business Privilege Tax, the 2012 tax rate was 6.45% on net income and 0.14% on gross receipts.  For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts.  The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders.  An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

Executive Officers of the Registrant

The Board of Directors annually elects the executive officers of MHC, the Company, and the Bank, who serve at the Board’s discretion.  Our executive officers are:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of the MHC, the Company and the Bank
Thomas D. Cestare	Executive Vice President and Chief Financial Officer of the MHC, the Company and the Bank
Martin F. Gallagher	Executive Vice President and Chief Credit Officer of the MHC, the Company and the Bank
James E. Gould	Executive Vice President and Chief Lending Officer of the MHC, the Company and the Bank
Robert J. Maines	Executive Vice President and Director of Operations of the MHC, the Company and the Bank
Pamela M. Cyr	Executive Vice President and Chief Retail Banking Officer of the MHC, the Company and the Bank
Joanne R. Ryder	Executive Vice President and Director of Brand & Strategy of the MHC, the Company and the Bank

Below is information regarding our executive officers who are not also directors.  Each executive officer has held his or her current position for the period indicated below.  Ages presented are as of December 31, 2012.

Gerard P. Cuddy is our President and Chief Executive Officer, effective January 1, 2007.  From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank and from 2002 to 2005, Mr. Cuddy served as a Senior Vice President of Fleet/Bank of America.  Prior to Mr. Cuddy’s service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup.  Age 53.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010.  Prior to joining the Company and Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp, Inc.  Mr. Cestare is a certified public accountant who was a Partner with the public accounting firm of KPMG LLP prior to joining Sovereign Bancorp in 2005. Age 44.

Martin F. Gallagher joined Beneficial Bank’s commercial banking group in June 2011 and was named Executive Vice President and Chief Credit Officer in January 2012.  Prior to that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank.  Age 55.

James E. Gould joined Beneficial Bank’ as Executive Vice President and Chief Lending Officer of Beneficial Bank in May 2011.  Prior to joining the Company and Bank, Mr. Gould served as Managing Director of Private Banking for Wilmington Trust Bank in the Pennsylvania and Southern New Jersey Regions. Prior to joining Wilmington Trust Bank in 2007, Mr. Gould was Senior Vice President and Regional Managing Director of Credit for Wachovia Bank’s Wealth Management Division.  Age 65.

Robert J. Maines joined Beneficial Bank in July 2008 and was named Executive Vice President and Director of Operations in January 2012.  Prior to that time, Mr. Maines served as the Director of Risk Management at Accume Partners.  Prior to joining Accume Partners in 2006, Mr. Maines served as First Vice President, Senior Audit Manager at MBNA.  Age 44.

Pamela M. Cyr is the former President & CEO of SE Financial.  Ms. Cyr joined Beneficial Bank in June 2012 and was named Executive Vice President and Chief Retail Banking Officer.  Age 45.

Joanne R. Ryder joined Beneficial Bank in July 2007 as Director of Marketing and was named Executive Vice President and Director of Brand & Strategy in January 2012.  Prior to that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank.  Age 38.

Item 1A.    RISK FACTORS

A return to recessionary conditions or status quo in the current economic environment could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Although economic conditions have improved since the end of the economic recession in June 2009, growth in gross deposit products has been slow, unemployment remains high and concerns still exist over the federal defecit and government spending which have all contributed to diminished expectations for the economy.  A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Continued low loan demand may negatively impact our earnings and results of operations.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations and has reduced loan demand in our market areas.  As a result of this reduced loan demand, we have invested excess liquidity in low yielding cash equivalent assets and low yielding investment securities, which has negatively impacted our earnings.  Prolonged low loan demand in our market area could require us to continue to invest excess liquidity in these types of low yielding assets, which would continue to adversely affect our earnings and results of operations.

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

At December 31, 2012, $744.6 million, or 30.4%, of our loan portfolio consisted of commercial real estate and commercial construction loans, including loans for the acquisition and development of property, and $332.2 million, or 13.6%, of our loan portfolio consisted of commercial business loans.  At December 31, 2012, we had a total of 33 land acquisition and development loans totaling $48.7 million included in commercial real estate and commercial construction loans, which consist of 7 residential land acquisition and development loans totaling $24.0 million and 26 commercial land acquisition and development loans totaling $24.7 million.

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

At December 31, 2012, our loan portfolio included $170.9 million in automobile loans, which represented 7.0% of our total loan portfolio at that date.  In addition, at December 31, 2012, other consumer loans totaled $532.2 million, or 21.7%, of our loan portfolio.  Included in other consumer loans is approximately $2.5 million in loans secured by manufactured housing and mobile homes, $27.7 million in loans secured by recreational vehicles and $21.1 million in loans secured by boats.  Consumer loans secured by rapidly depreciable assets such as automobiles, recreational vehicles and boats, may subject us to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

Because most of our borrowers are located in the Philadelphia metropolitan area, a prolonged downturn in the local economy, or a decline in local real estate values, could cause an increase in nonperforming loans or a decrease in loan demand, which would reduce our profits.

Substantially all of our loans are secured by real estate located in our primary market areas.  Continued weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations.  Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters.  Continued weakness in economic conditions also could result in reduced loan demand and a decline in loan originations.  In particular, a significant decline in real estate values would likely lead to a decrease in new multifamily, commercial real estate, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

We rely on high-average balance municipal deposits and time deposits as a source of funds and a reduced level of those deposits may adversely affect our liquidity and our profits.

Municipal deposits, consisting primarily of interest earning checking accounts, are a significant source of funds for our lending and investment activities. At December 31, 2012, $611.6 million, or 16.0% of our total deposits, consisted of municipal deposits. For the year ended December 31, 2012, the balance of municipal deposits decreased $67.5 million, or 9.9%, as a result of the planned run-off of higher rate non-relationship based accounts.  The average balance of municipal deposit relationships is significantly higher than the average balance of all deposit relationships.  The number of municipal deposits totaled 1,346 as of December 31, 2012 and the average balance of an account totaled $473 thousand. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity.  Further, our municipal checking accounts are demand deposits and are therefore considered rate-sensitive instruments.  If we are forced to pay higher rates on our municipal checking accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Pittsburgh, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on the municipal deposits, which would adversely affect our profits.

Certificates of deposit due within one year of December 31, 2012 totaled $443.9 million, or 56.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and remain a component of our business model.  Accordingly, it is possible that we could acquire other financial institutions, financial service providers or branches of banks through negotiated transactions in the future.  Our ability to engage in future mergers and acquisitions depends on various factors, including (i) our ability to identify suitable merger partners and acquisition opportunities, (ii) our ability to finance and complete negotiated transactions on acceptable terms and at acceptable prices, (iii) our ability to receive the necessary regulatory approvals and (iv), when required, our ability to receive necessary stockholder approvals.  Furthermore, mergers and acquisitions involve a number of risks and challenges, including (i) our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations and (ii) the diversion of management’s attention from existing operations.  Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on our financial condition and results of operations.

We hold goodwill, an intangible asset that could be classified as impaired in the future.  If goodwill is considered to be either partially or fully impaired in the future, our earnings and the book value of goodwill would decrease.

We are required to test our goodwill for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill.  If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages that we do not, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

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

The preparation of our tax returns requires the use of estimates and interpretations of complex tax laws and regulations and is subject to review by taxing authorities.

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

As of December 31, 2012, we had net deferred tax assets totaling $47.1 million. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FDIC, as insurer of our deposits, and by the Department as our primary regulator.  The MHC and the Company are subject to regulation and supervision by the Federal Reserve Board.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.

Legislative financial reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

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

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements, the Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  In addition, the Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implementation of federal consumer financial protection and fair lending laws for the depository institution regulators.  Furthermore, the Dodd-Frank Act repealed payment of interest on commercial demand deposits, forced originators of securitized loans to retain a percentage of the risk for the transferred loans, required regulatory rate-setting for certain debit card interchange fees and contained a number of reforms related to mortgage origination.  It is unclear what impact the Dodd-Frank Act will have on our business as many of the regulations under the act are still being developed.  However, we expect that we will need to make additional investment in people, systems, and outside consulting and legal resources to comply with new regulations.

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

Our framework for managing risks may not be effective in mitigating risk and loss to the Company.

Our risk management framework seeks to mitigate risk and loss. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Company is subject, including liquidity risk, credit risk, market risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies and there may exist, or develop in the future, risks that we have not anticipated or identified. If our risk management framework proves to be ineffective, we could suffer unexpected losses and could be materially adversely affected.

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others. This information is necessary for the conduct of our business activities, including the ongoing maintenance of deposit, loan, investment management and other account relationships for our customers, and receiving instructions and affecting transactions for those customers and other users of our products and services. In addition to confidential information regarding our customers, employees and others, we compile, process, transmit and store proprietary, non-public information concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss. Mishandling, misuse or loss of this confidential or proprietary information could occur, for example, if the confidential or proprietary information were erroneously provided to parties who are not permitted to have the information, either by fault of the systems or our employees, or the systems or employees of third parties which have collected, compiled, processed, transmitted or stored the information on our behalf, where the information is intercepted or otherwise inappropriately taken by third parties or where there is a failure or breach of the network, communications or information systems which are used to collect, compile, process, transmit or store the information.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf , our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement.  Although we believe that we have adequate information security procedures and other safeguards in place, as information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

We conduct our business through our main office and branch offices.  Our retail market area primarily includes all of the area surrounding our 62 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Gloucester, and Camden Counties in New Jersey, while our lending market also includes Mercer County in New Jersey.  We own 39 properties and lease 23 other properties.  In Pennsylvania, we serve our customers through our three offices in Bucks County, seven offices in Delaware County, 10 offices in Montgomery County, 15 offices in Philadelphia County, and one lending office in Chester County.  In New Jersey, we serve our customers through our 20 offices in Burlington County, one office in Gloucester County, and five offices in

Camden County.  In addition, Beneficial Insurance operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.  All branches and offices are adequate for business operation.

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

On June 27, 2012, Beneficial filed an Amended Answer, Affirmative Defenses, Counterclaims and Crossclaims to the Trustee’s complaint, denying the allegations pertaining to Beneficial and asserting that the third party portfolio does not constitute property of the bankruptcy estate pursuant to section 541(d)(2) of the Bankruptcy Code because Beneficial purchased the loans through participation agreements. The Trustee, however, asserts that because certain principals of the Debtors were operating a “ponzi scheme”, Beneficial’s ownership interests in the loan portfolio are not entitled to the protections of section 541(d)(2) of the Bankruptcy Code thereby leaving Beneficial with only an unsecured claim against the Debtors.  Although we believe we own the rights and obligations related to these assets, the costs to defend the lawsuit were expected to be significant.  As a result, during the quarter ended December 31, 2012, we reached a settlement with the Trustee for $1.0 million.  Under the terms of the settlement, the Trustee and Bankruptcy Court affirmed Beneficial’s right, title, and interest in and to all of the loans in the third party portfolio and the portfolio is free and clear of all liens, encumbrance, and claims. We accrued for this liability as of December 31, 2012 and made the payment in January 2013.  The expense for the settlement is included in other non-interest expense on the Consolidated Statements of Operations.

The Company is also involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “BNCL.”  The following table sets forth the high and low quarterly sales prices of the Company’s common stock for the four quarters in fiscal 2012, 2011, and 2010, as reported by Nasdaq.  The Company has not paid any dividends to its stockholders to date.  As of February 27, 2013, the Company had approximately 2,344 holders of record of common stock.

2012:	High	Low

First Quarter	$9.23	$8.53
Second Quarter	$8.97	$8.39
Third Quarter	$9.90	$8.36
Fourth Quarter	$10.14	$8.88

2011:	High	Low

First Quarter	$9.21	$8.62
Second Quarter	$8.68	$8.11
Third Quarter	$8.24	$7.17
Fourth Quarter	$8.79	$7.15

2010:	High	Low

First Quarter	$9.98	$8.86
Second Quarter	$11.05	$9.32
Third Quarter	$10.47	$8.15
Fourth Quarter	$9.24	$7.15

Stock Performance Graph

The following graph compares the cumulative total return of the Company’s common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all Standard Industrial Classification, (“SIC”)).  The graph assumes $100 was invested on July 16, 2007, the first day of trading of the Company’s common stock.  Cumulative total return assumes reinvestment of all dividends. The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Total Performance

	Period Ending
Index	12/31/12	09/30/12	06/30/12	03/31/12	12/31/11	09/30/11	06/30/11	03/31/11	12/31/10	09/30/10
Beneficial Mutual Bancorp, Inc.	95.00	95.60	86.30	87.40	83.60	74.50	82.15	86.20	88.30	89.70
NASDAQ Composite	111.54	115.12	108.42	114.21	96.24	89.23	102.46	102.74	98.00	87.50
SNL Mid-Atlantic Thrift Index	61.59	62.65	55.77	59.20	53.46	49.34	61.39	67.74	72.17	65.38

	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08	06/30/08	03/31/08
Beneficial Mutual Bancorp, Inc.	98.80	94.80	98.40	91.20	96.00	98.50	112.50	126.50	110.70	98.90
NASDAQ Composite	77.92	88.58	83.83	78.40	67.79	56.47	58.26	76.92	84.71	84.19
SNL Mid-Atlantic Thrift Index	65.23	70.65	65.43	60.29	57.61	55.30	71.69	84.77	84.53	92.58

	12/31/07	09/30/07	07/16/07
Beneficial Mutual Bancorp, Inc.	97.20	97.50	100.00
NASDAQ Composite	97.98	99.80	100.00
SNL Mid-Atlantic Thrift Index	88.94	101.34	100.00

*Source: SNL Financial L.C.

Purchases of Equity Securities

The Company repurchased shares of its common stock during the year ended December 31, 2012.

The following table sets forth information regarding the Company’s repurchases of its common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 - 31	—	—	—	1,260,300
November 1 - 30	400	8.75	400	1,259,900
December 1-31	—	—	—	1,259,900

(1)         On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.

Item 6.       SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

At and For the Year Ended December 31, (Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008

Financial Condition Data:
Total assets	$5,006,404	$4,596,104	$4,929,785	$4,673,680	$4,002,050
Cash and cash equivalents	489,908	347,956	90,299	179,701	44,389
Trading securities	—	—	6,316	31,825	—
Investment securities available-for-sale	1,267,491	875,011	1,541,991	1,287,106	1,114,086
Investment securities held-to-maturity	477,198	482,695	86,609	48,009	76,014
Loans receivable, net	2,389,655	2,521,916	2,751,036	2,744,264	2,387,677
Deposits	3,927,513	3,594,802	3,942,304	3,509,247	2,741,679
Federal Home Loan Bank advances	140,000	100,000	113,000	169,750	174,750
Other borrowed funds	110,352	150,335	160,317	263,870	405,304
Stockholders’ equity	633,873	629,380	615,547	637,001	610,540

Operating Data:
Interest income	$170,430	$180,143	$197,514	$192,974	$192,926
Interest expense	30,973	38,046	49,896	65,632	78,915
Net interest income	139,457	142,097	147,618	127,342	114,011
Provision for loan losses	28,000	37,500	70,200	15,697	18,901
Net interest income after provision for loan losses	111,457	104,597	77,418	111,645	95,110
Non-interest income	27,606	25,236	27,220	26,847	23,604
Non-interest expenses	123,125	120,710	128,390	119,866	98,303
Income (loss) before income taxes	15,938	9,123	(23,752)	18,626	20,411
Income tax expense (benefit)	1,759	(1,913)	(14,789)	1,537	3,865
Net income (loss)	$14,179	$11,036	$(8,963)	$17,089	$16,546

Average common shares outstanding — Basic	76,657,265	77,075,726	77,593,808	77,693,082	78,702,419
Average common shares outstanding — Diluted	76,827,872	77,231,303	77,593,808	77,723,668	78,702,419
Net income (loss) earnings per share - Basic	$0.18	$0.14	$(0.12)	$0.22	$0.21
Net income (loss) earnings per share — Diluted	$0.18	$0.14	$(0.12)	$0.22	$0.21
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

At and For the Year Ended December 31,	2012	2011	2010	2009	2008

Performance Ratios:
Return on average assets	0.29%	0.23%	(0.18)%	0.40%	0.44%

Return on average equity	2.23	1.77	(1.39)	2.74	2.70

Interest rate spread (1)	3.01	3.07	3.13	2.99	2.86

Net interest margin (2)	3.13	3.22	3.32	3.28	3.33

Non-interest expense to average assets	2.55	2.51	2.64	2.80	2.60

Efficiency ratio (3)	73.70	72.14	73.44	77.74	71.43

Average interest-earning assets to average interest-bearing liabilities	117.78	116.83	116.60	117.00	119.98

Average equity to average assets	13.10	12.94	13.30	14.57	16.26

Capital Ratios (4):
Tier 1 capital to average assets	9.53	9.67	8.89	9.81	11.25

Tier 1 capital to risk-weighted assets	19.23	18.09	15.69	16.71	17.80

Total risk-based capital to risk-weighted assets	20.50	19.35	16.95	17.98	19.05

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.36	2.10	1.62	1.64	1.52

Allowance for loan losses as a percent of non-performing loans	62.37	39.77	36.66	38.06	97.00

Net charge-offs to average outstanding loans during the period	0.96	1.05	2.53	0.25	0.24

Non-performing loans as a percent of total loans (5)	3.78	5.29	4.42	4.32	1.57

Non-performing assets as a percent of total assets (5)	2.08	3.35	2.85	3.49	1.52

Other Data:
Number of offices (6)	62	60	65	68	72
Number of deposit accounts	302,196	279,675	283,870	284,531	276,377
Number of loans	51,406	55,665	60,134	64,690	65,951

(1)         Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.

(2)         Represents net interest income as a percent of average interest-earning assets.

(3)         Represents other non-interest expenses divided by the sum of net interest income and non-interest income.

(4)         Ratios are for Beneficial Bank.

(5)         Non-performing loans and assets include accruing loans past due 90 days or more.

(6)         During 2012, the Company acquired five branches and consolidated three branches as a result of the merger with SE Financial.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The history of the Bank dates back to 1853. The Bank’s principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use those deposits to fund loans.  We also seek to broaden relationships with our customers by offering insurance and investment advisory services.

The Bank was established to serve the financing needs of the public and has expanded its services over time to offer personal and business checking accounts, home equity loans and lines of credit, commercial real estate loans and other types of commercial and consumer loans. We also provide insurance services through our wholly owned subsidiary, Beneficial Insurance Services, LLC, and investment and non-deposit services through our wholly owned subsidiary, Beneficial Advisors, LLC.  We focus on providing our products and services to individuals, businesses and non-profit organizations located in our primary market area.  Our retail market focus includes primarily all of the areas surrounding our 62 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Camden and Gloucester Counties in New Jersey, while our lending market also includes other counties in central and southern New Jersey as well as Delaware.  In addition, Beneficial Insurance Services, LLC operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.  Based on a comprehensive review of its current branch locations to assess proximity to other Bank locations, customer activity, financial performance, future market potential and our growth plans, we will occasionally consolidate branches.

Over the years, we have expanded through organic growth and acquisitions, reaching $5.0 billion in assets at December 31, 2012.  In 2004, the Bank reorganized into the mutual holding company structure, forming Beneficial Mutual Bancorp, Inc. (the “Company” or “Beneficial”), a federally chartered stock holding company, as its holding company and Beneficial Savings Bank MHC (the “MHC”), a federally chartered mutual holding company, as the sole stockholder of the Company.  On July 13, 2007, the Company completed its minority stock offering, raising approximately $236.1 million, and simultaneously acquired FMS Financial Corporation, the parent company of Farmers & Mechanics Bank (together, “FMS Financial”).  The acquisition of FMS Financial, which had total assets of over $1.2 billion, provided us with an additional source of funds to increase our loan activity.  On October 5, 2007, Beneficial Insurance Services, LLC acquired the business of CLA Agency, Inc. (“CLA”), a full-service property and casualty and professional liability insurance brokerage company headquartered in Newtown Square, Pennsylvania.

On April 3, 2012, the Company consummated the transactions contemplated by an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company (the “Merger”).  Immediately thereafter, St. Edmond’s merged with and into the Bank.  Pursuant to the terms of the Merger Agreement, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition.  Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options.  In accordance with the Merger Agreement, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 3, 2012, the date of the acquisition, through December 31, 2012.  Upon completion of the Merger, the Company paid cash for 100% of the outstanding voting shares of SE Financial.  The acquisition of SE Financial and St. Edmond’s increased the Company’s market share in southeastern Pennsylvania, specifically Philadelphia and Delaware Counties.  Additionally, the acquisition provided Beneficial with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

During 2012, we continued to increase profitability and recorded net income for the year ended December 31, 2012 of $14.2 million, or $0.18 per share, compared to net income of $11.0 million, or $0.14 per share, for the year ended December 31, 2011.  Credit costs have decreased from the prior year but continue to have a significant impact on our financial results.  During the year ended December 31, 2012, we recorded a provision for loan losses of $28.0 million compared to $37.5 million for the year ended December 31, 2011.  We have seen improvement in our credit quality in 2012 with non-performing assets decreasing $49.9 million to $104.2 million, as compared to $154.1 million at December 31, 2011, but we continue to experience elevated charge-off levels. During 2012, we continued to build our reserves and, at December 31, 2012, our allowance for loan losses totaled $57.6 million, or 2.36% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011.

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) continues to hold short term interest rates at historic lows and expects rates to remain low throughout 2014.  The low rate environment has impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates.  Elevated unemployment, depressed home values, and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery.  This resulted in low loan demand throughout 2012.  Additionally we experienced contraction in our loan portfolio during 2012 with loans decreasing $128.8 million, or 5.0%, to $2.4 billion at December 31, 2012 from $2.6 billion at December 31, 2011.  Our loan portfolio decreased as a result of a number of large commercial loan repayments, continued weak loan demand, and our decision to sell certain agency eligible mortgage loans to better position the Company’s balance sheet for interest rate risk, offset by the addition of $175.2 million of loans acquired from SE Financial Corp. During 2012 we sold approximately $100.7 million of residential mortgage loans originated during 2012 and recorded mortgage banking income of $2.7 million related to these loan sales.

The contraction in our loan portfolio resulted in significant excess liquidity with cash and cash equivalents totaling $489.9 million at December 31, 2012. Our investment portfolio increased $384.4 million, or 27.9%, to $1.8 billion at December 31, 2012 from $1.4 billion at December 31, 2011 as a result of our decision to re-invest cash in shorter term investment securities.  We continue to focus on purchasing high quality investments that provide a steady stream of cash flow even in rising interest rate environments.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations.  The Bank’s tier 1 leverage ratio was 9.53% at December 31, 2012 compared to 9.67% at December 31, 2011 and the Bank’s total risk based capital ratio increased to 20.50% at December 31, 2012 compared to 19.35% at December 31, 2011.

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

Our primary source of pre-tax income is net interest income.  Net interest income is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income. During 2012, net interest income decreased as a result of excess levels of cash and low interest rates which have reduced the yields on our investment portfolio as excess liquidity is invested at lower yields. Commercial and mortgage loan re-financings have also resulted in lower yields on our loan portfolio.

A secondary source of income is non-interest income, which is revenue we receive from providing products and services.  Traditionally, the majority of our non-interest income has come from service charges (mostly on deposit accounts).  Non-interest income increased $2.4 million, or 9.4%, to $27.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.  The increase was primarily due to a $1.8 million increase in mortgage banking income in connection with the sale of mortgages and a $2.2 million increase in the gain on the sale of investment securities, partially offset by a $1.5 million of additional amortization on low income housing partnership investments.

The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, equity plans, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as loan and owned real estate expenses, advertising, insurance, professional services and printing and supplies expenses.

Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.  Our salaries and employee benefits expense has increased during 2012 as a result of the investments we made to increase the size of our credit, lending, and compliance functions.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of furniture and equipment expenses, maintenance, real estate taxes and costs of utilities.  Occupancy expenses have increased during 2012 due to the addition of two branches as a result of the merger of St. Edmond’s during 2012.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased significantly during 2010 and 2009.  Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. During the third quarter of 2009, the base assessment rate increased by 1.65 basis points. During 2009, a special assessment was imposed on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounted to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  Based on our assets and Tier 1 capital as of June 30, 2009, our special assessment was approximately $1.9 million. On February 7, 2011, the FDIC approved a final rule that, effective April 1, 2011, changed the assessment base for payment of FDIC premiums from a deposit level base to an asset level base consisting of average tangible assets less average tangible equity.  As a result of this new assessment base, FDIC insurance expense has decreased during the year ended December 31, 2012 compared to December 31, 2011.

Other non-interest expenses have increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to higher costs related to classified loan and other real estate owned expenses.

Business Strategy

Our business strategy is to continue to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing our strategy of:

•                                          Differentiating Beneficial Bank as a community bank that educates its customers to “do the right thing” financially by providing them with the tools necessary to make wise financial decisions;

•                                          Promoting the “Beneficial Conversation” with our customers, in which we endeavor to learn more about their life stage, needs and goals and educate them on our products and services that can allow them to achieve their financial needs and goals;

•                                          Expanding our franchise by selectively pursuing acquisition opportunities in or adjacent to our market area;

•                                          Pursuing opportunities to grow our commercial banking and small business lending by offering an enhanced product set through integrated delivery channels; and

•                                          Using what we believe are consistent, disciplined underwriting practices to maintain the quality of our loan portfolio.

Differentiating Beneficial Bank as a community bank that educates its customers to “do the right thing” financially by providing them with the tools necessary to make wise financial decisions

We are committed to educating our customers to “do the right thing” financial by providing them with the tools necessary to make wise financial decisions. During 2011, we launched “BenMobile,” our mobile banking product that provides customers easy, convenient, and secure access to their money via text messaging, mobile web and phone applications.  We also introduced the accrual of interest on our “Start Growing” and “Professional Package” products, which allow our small business customers to enjoy the advantages of an all-purpose small business package while earning tiered interest on the account.  We continue to build conversations and financial plans around customers’ needs, life stages and priorities.

Promoting the “Beneficial Conversation” with our customers, which enables us to learn more about their life stage, needs and goals and educate them on our products and services that can allow them to achieve their goals

We seek to understand our customers’ financial needs and goals through a conversational approach known as the “Beneficial Conversation.”  We have developed a sophisticated training program centered around the Beneficial Conversation that we have administered to our entire retail group in an effort to familiarize our employees with our broad array of financial products, including the cash management, insurance and other related retail services we provide.  We require that all of our employees become fluent and certified in this conversational approach to customer interaction, and we have implemented the “Beneficial Conversation” in our branch offices as well as through digital social media outlets.  The Beneficial Conversation is a continuous, multi-step process that enables us to better understand a customer’s current financial state, future financial goals and the best path towards achieving those goals. Once we develop such an understanding, we then educate the customer on the products and services we offer that best help them attain their financial goals. We believe that this approach to understanding our customers’ financial needs will distinguish us from other regional and local community banks and that we can increase services to our existing customers and acquire new customers through the implementation of the Beneficial Conversation by our employees.

Expanding our franchise by selectively pursuing acquisition opportunities in or adjacent to our market area

In recent years, we have executed our growth strategy by acquiring other financial institutions and financial service corporations primarily in or adjacent to our existing market areas.  In July 2007, in connection with the consummation of its initial public offering, Beneficial Mutual Bancorp acquired FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank.  In April 2012, Beneficial Mutual Bancorp acquired SE Financial Corp. and its wholly owned subsidiary, St. Edmond’s Federal Savings Bank.  These acquisitions increased our market share and solidified our position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area.   In 2005, Beneficial Insurance Services LLC, a wholly owned subsidiary of Beneficial Bank, acquired the assets of a Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provided property, casualty, life, health and benefits insurance services to individuals and businesses. In 2007, Beneficial Insurance Services also acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Newtown Square, Pennsylvania.   We believe that changes in the regulatory environment as well as continued economic challenges for the banking industry have created and will create acquisition opportunities for us.  We also believe that we are well positioned to execute on our growth strategies and to continue to pursue selective acquisitions of other financial institutions and financial services companies primarily in and adjacent to our existing market area due to our strong capital position.

Pursuing opportunities to grow our commercial banking and small business lending by offering an enhanced product set through integrated delivery channels

We have a diversified loan portfolio which includes commercial real estate and commercial and industrial loans made to middle market and small business customers.  We are focused on improving the mix of our loan portfolio by increasing the amount of our commercial loans.  Commercial loan customers provide us with an opportunity to offer a full range of our products and services including cash management, insurance, loans, and deposits.  We have added resources with significant experience in our marketplace to our commercial lending group over the past year and are committed to growing our commercial banking businesses.  We are also focused on small business lending.  At December 31, 2012, we had $133.8 million in small business loans, which represented approximately 5.5% of total loans.  Small business loans provide diversification to our loan portfolio and, because these loans are based upon rate indices that are higher than those used for one-to-four-family loans, they improve the interest sensitivity of our assets.  We believe that we currently offer a wide array of lending and deposit products that we can effectively market to our small business customers in an effort to increase our small business market share.  To better capitalize on these opportunities, in recent years, we restructured our lending department and created a dedicated team of small business lenders who work with our branches and focus solely on small business lending.  We intend to expand our team of small business lenders in order to increase our small business loan portfolio in future years.

Using what we believe are consistent, disciplined underwriting practices to maintain the quality of our loan portfolio

We believe that maintaining high asset quality is a key to long-term financial success.  In recent years, weaknesses in the local commercial real estate market have had a significant impact on our financial results.  As a result, we recorded a significantly elevated provision for loan losses of $70.2 million for the year ended December 31, 2010, which was primarily driven by specific reserves required for commercial real estate loans that we had previously designated as criticized loans and a decision to charge-off the collateral or cash flow deficiency on all of its criticized loans (those classified as special mention, substandard, doubtful, or loss).  Over the past several years, in an effort to improve asset quality, we have strengthened and added additional resources to our lending and credit teams, have continued to apply underwriting standards that we believe are prudent and disciplined and have continued to diligently monitored collection efforts.  We hired a new Chief Lending Officer in May 2011 and hired a new Chief Credit Officer during the third quarter of 2011 to supervise the workout department and identify, manage and work through non-performing assets.  As a result of these efforts, and the leveraging of our commercial lending practices, we have improved our asset quality over the past two years.  Accordingly, a provision for loan losses of $28.0 million was recorded for the year ended December 31, 2012 compared to provisions of $37.5 million and $70.2 million for the years ended December 31, 2011 and 2010, respectively.  Non-performing assets have decreased from a high of $162.9 million at December 31, 2009 to $104.1 million at December 31, 2012.  We maintain our philosophy of managing large loan exposures through our consistent, disciplined approach to lending, and our proactive approach to managing existing credits.

Recent Industry Consolidation

The banking industry has experienced consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which we operate as competitors integrate newly acquired businesses, adopt new business and risk management practices or change products and pricing as they attempt to maintain or grow market share and maximize profitability.  Merger activity involving national, regional and community banks and specialty finance companies in the Philadelphia metropolitan area, has and will continue to impact the competitive landscape in the markets we serve. On April 3, 2012, we completed the acquisition of SE Financial and St. Edmond’s. The transaction enhanced our presence in southeastern Pennsylvania, and increased our market share in Philadelphia and Delaware Counties.  We believe that there are opportunities to continue to grow via acquisition in our markets and expect that acquisitions will continue to be a key part of our future growth strategy.  Management continually monitors our primary market areas and assesses the impact of industry consolidation, as well as the practices and strategies of our competitors, including loan and deposit pricing and customer behavior.

Current Regulatory Environment

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain: (i) 4.5 Common Equity Tier 1 to risk-weighted assets; (ii) 6.0% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.  Each of these ratios will also require an additional 2.5% “capital conservation buffer” on top of the minimum requirements.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

As of December 31, 2012, we believe our current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the NPR’s.

On July 21, 2010, President Obama signed the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repealed non-payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank, the Company and the MHC.

Effective July 21, 2011, we began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. We have been actively marketing full service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase our interest expense in the future.

Effective October 1, 2011, debit-card interchange regulations were issued that capped interchange rates at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.  We recognized $5.0 million of interchange revenue during the year ended December 31, 2012.

Current Interest Rate Environment

Net interest income represents a significant portion of our revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. During the year ended December 31, 2012, we reported net interest income of $139.5 million, a decrease of $2.6 million, or 1.9%, from $142.1 million for the year ended December 31, 2011. The net interest margin decreased 9 basis points to 3.13% for the year ended December 31, 2012 from 3.22% for the year ended December 31, 2011. Net interest income in 2012 was impacted by reduced loan demand and higher levels of cash as we manage the run-off of higher cost, non-relationship-based municipal deposits to improve our interest rate risk position and capital levels. As a result, cash and cash equivalents increased from $348.0 million at December 31, 2011 to $489.9 million at December 31, 2012. The Federal Reserve Board continues to hold short term interest rates at historic lows and expects rates to remain low throughout 2014.  The low rate environment impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates.  We have also seen a reduction of yields on our mortgage portfolio as borrowers refinance their existing mortgages at lower interest rates.  We have been able to offset some of this downward pressure on margin by reducing the cost of our interest bearing liabilities by 19 basis points to 0.82% for the year ended December 31, 2012 from 1.01% for the same period in 2011. However, we expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits, which will put pressure on net interest margin in future periods.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

Credit Risk Environment

Asset quality metrics showed continued signs of improvement during the year ended December 31, 2012. Non-performing loans, including loans 90 days past due and still accruing, decreased to $92.4 million at December 31, 2012, compared to $136.3 million at December 31, 2011. Non-performing loans at December 31, 2012 included $24.0 million of government guaranteed student loans, which represented 26.0% of total non-performing loans.  Net charge-offs for the year ended December 31, 2012 were $24.6 million, compared to $28.7 million for the year ended December 31, 2011.  We recorded a provision for loan losses in the amount of $28.0 million compared to $37.5 million for the year ended December 31, 2011.  During the year, we continued to charge-off any collateral or cash flow deficiency for non-performing loans once a loan is 90 days past due and continued to build our reserves and, at December 31, 2012, our allowance for loan losses totaled $57.6 million, or 2.36% of total loans, compared to $54.2 million, or 2.10% of total loans, at December 31, 2011.  We expect that the provision for credit losses will remain elevated in 2013 as we continue to focus on reducing our non-performing loan levels.

Although the U.S. economy and our markets have shown some signs of improvement, unemployment remains high and commercial real estate conditions are just starting to improve.  We expect that property values will remain volatile until underlying market fundamentals improve consistently. During 2012, we continued to strengthen our credit monitoring efforts by expanding resources in our credit and risk management functions and maintaining our focus on improving the credit quality of our loan portfolio.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Annual Report.

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

The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $1.4 million to $2.8 million for the year ended December 31, 2012.  We also have over $104.2 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year.  To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material.  For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $10.4 million.  During the year ended December 31, 2012, we continued to experience elevated levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million and $110.5 at December 31, 2012 and December 31, 2011, respectively.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. During the quarter ended December 31, 2011, we adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2012, management reviewed qualitative factors for the Bank including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2011.  Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2012.  Additionally during 2012, we assessed the qualitative factors related to Beneficial Insurance Services, LLC and determined that the two-step quantitative goodwill impairment test was warranted based on declining revenues. We performed this impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2012.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  During 2012, management recorded an impairment charge of $773 thousand related to the customer list intangible due to the fact that the expected cash flows from the customer list intangible were less than the carrying amount of the customer list intangible.  The impairment charge was determined by the difference between the fair value of the customer list intangible and the carrying amount of the customer list intangible.

Income Taxes.  We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense (benefit) is reported in the Consolidated Statements of Operations. The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets on the Company’s consolidated statements of financial condition. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. We regularly evaluate our uncertain tax positions and estimate the appropriate level of reserves related to each of these positions.

As of December 31, 2012, we had net deferred tax assets totaling $47.1 million. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

Size and Characteristics of the Employee Population.  Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment, and benefit terms. Effective June 30, 2008, plan participants ceased to accrue additional benefits under the existing pension benefit formula and their accrued benefits were frozen.

Discount Rate.  The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date, December 31, 2012. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions.

If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/increase by approximately $224 thousand.

Expected Long-term Rate of Return on Plan Assets.  Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 8.0% for both 2012 and 2011. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or average future lifetime for plans with no active participants that are frozen. For details on changes in the pension benefit obligation and the fair value of plan assets, see Note 16 to the Company’s consolidated financial statements included in this Annual Report.

If we were to assume a 0.25% increase/decrease in the expected long-term rate of return for the retirement and other postretirement plans, and all other actuarial assumptions remained constant, the benefit cost would decrease/increase by approximately $205 thousand.

Recognition of Actual Asset Returns.  Accounting guidance allows for the use of an asset value that smoothes investment gains and losses over a period up to five years. However, we have elected to use a preferable method in determining pension cost. This method uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.

Other Actuarial Assumptions.  To estimate the projected benefit obligation, actuarial assumptions are required with respect to factors such as mortality rate, turnover rate, retirement rate and disability rate. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience.

In addition to our defined benefit programs, we offer a defined contribution plan (“401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with a recently formed Employee Stock Ownership Plan (“ESOP”) to form the Beneficial Bank Employee Savings and Stock Ownership Plan (“KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year. For additional information, refer to Note 16 to the Company’s Consolidated Financial Statements included in this Annual Report.

Balance Sheet Analysis

Securities

At December 31, 2012, our investment portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, was $1.7 billion, or 34.8% of total assets. At December 31, 2012, 90.6% of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and the Government National Mortgage Association (“GNMA”), including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac, Fannie Mae, and GNMA. At December 31, 2012, our investment portfolio also included 4.9% of municipal bonds, 1.5% of government-sponsored enterprise (“GSE”) and government agency notes, 1.2% of non-agency CMOs and 0.5% of pooled trust preferred securities. The remaining 1.3% of our investment portfolio consisted primarily of foreign bonds, mutual funds and money market funds. During 2012, we invested primarily into other mortgage-backed securities (GSEs) issued by Freddie Mac and Fannie Mae. The GSE mortgage-backed securities amortize over their estimated life and therefore provide a constant source of liquidity. Cash was held at December 31, 2012 to pay for unsettled securities and to fund the run-off of higher cost, non-relationship-based municipal deposits expected to occur in 2013.

The following table sets forth the cost and fair value of investment securities at December 31, 2012, 2011 and 2010.

	2012		2011		2010
December 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available-for-sale:
GSE and agency notes	$26,085	$26,367	$204	$203	$840,011	$827,895

Mortgage-backed securities:
GNMA guaranteed mortgage certificates	6,732	6,986	7,874	8,106	8,776	8,989
GSE mortgage-backed securities	940,452	965,682	509,434	536,451	459,139	485,457
Collateralized mortgage obligations	157,581	158,467	180,029	182,395	89,047	91,460
Total mortgage-backed securities	1,104,765	1,131,135	697,337	726,952	556,962	585,906

Municipal and other bonds
Municipal bonds	75,534	80,013	85,503	90,154	99,069	99,132
Pooled trust preferred securities	10,382	8,722	13,433	11,153	16,989	14,522
Total municipal and other bonds	85,916	88,735	98,936	101,307	116,058	113,654

Equity securities	—	—	2,478	3,139	3,029	3,235
Money market fund	21,110	21,254	43,399	43,410	11,123	11,301
Total securities available-for-sale	1,237,876	1,267,491	842,354	875,011	1,527,183	1,541,991

Securities held-to-maturity:
Mortgage-backed securities:
GNMA guaranteed mortgage certificates	536	537	589	559	639	609
Other mortgage-backed securities	430,256	440,037	422,011	425,989	30,876	32,943
Collateralized mortgage obligations	38,909	39,044	47,620	47,819	—	—
Total mortgage-backed securities	469,701	479,618	470,220	474,367	31,515	33,552

Municipal bonds	5,497	5,679	11,975	12,157	54,594	54,595
Foreign bonds	2,000	2,010	500	499	500	501
Total municipal and other bonds	7,497	7,689	12,475	12,656	55,094	55,096
Total securities held-to-maturity	477,198	487,307	482,695	487,023	86,609	88,648
Total investment securities	$1,715,074	$1,754,798	$1,325,049	$1,362,034	$1,613,792	$1,630,639

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. Furthermore, the mortgage must have originated from regulated and authorized financial institutions. The contractual cash flows of investments in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the Federal Housing Finance Agency (“FHFA”). The cash flows related to GNMA securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are a type of mortgage-backed security that create separate pools of pass-through rates for different classes of bondholders with varying cash flow structures, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses. At December 31, 2012, we had no investments in a single company or entity (other than United States government sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity.

At December 31, 2012 and 2011, securities totaling $101.5 million and $72.2 million, respectively, were in an unrealized loss position and the unrealized losses on these securities totaled $2.2 million and $2.5 million, respectively. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the investment, or whether it is more likely than not that we will be required to sell the investment before recovery, and other available information to determine the nature of the decline in market value of the securities.

At December 31, 2012, the unrealized losses in the portfolio were mainly attributed to the pooled trust preferred securities.  The market for these securities exhibited limited liquidity during 2012.  Based on the analysis of the underlying cash flows of these securities, there was no indication of credit impairment.  The remaining unrealized losses are due to current interest rate levels relative to our cost and not credit quality.  As we do not intend to sell the investments, and it is not likely we will be required to sell the investments prior to recovery, we do not consider the investments to be other than temporarily impaired at December 31, 2012. During 2012 and 2011, we did not record any impairment charges for securities.  During 2010, we recorded an impairment loss of $88 thousand related to a $300 thousand equity security that had been in an unrealized loss position for less than 12 months and for which management had deemed it unlikely that the market value would increase in the near future.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2012. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Mutual funds and money market funds are not included in the table based on lack of a maturity date. The investment portfolio consists of $1.7 billion of fixed rate securities and $47.1 million in adjustable rate securities at December 31, 2012.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2012 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
GSE and agency notes	$—	—%	$163	7.89%	$26,204	1.92%	$—	—%	$26,367	1.96%
Mortgage-backed securities & CMOs	—	—	138,362	0.92	568,791	2.21	423,982	3.52	1,131,135	2.54
Municipal and other bonds	5,511	4.46	6,480	4.03	38,198	3.97	29,824	4.18	80,013	4.09
Pooled trust preferred	—	—	—	—	—	—	8,722	1.42	8,722	1.42
Certificates of Deposit	185	0.47	0	—	—	—	—	—	185	0.47
Total available-for-sale	5,696	4.33	145,005	1.07	633,193	2.30	462,528	3.52	1,246,422	2.62

Securities held to maturity:
Mortgage-backed securities & CMOs	—	0.00	919	5.1	154,623	2.05	314,159	2.84	469,701	2.58
Foreign bonds	—	0.00	2,000	1.9	—	—	—	—	2,000	1.85
Municipal bonds	4,142	3.10	850	3.6	505	5.52	—	—	5,497	3.41
Total held to maturity	4,142	3.10	3,769	3.04	155,128	2.06	314,159	2.84	477,198	2.59
Total	$9,838	3.81%	$148,774	1.12%	$788,321	2.26%	$776,687	3.25%	$1,723,620	2.61%

Loans

At December 31, 2012, total loans were $2.4 billion, or 48.9% of total assets, compared to $2.6 billion, or 56.1% of total assets, at December 31, 2011.  Total loans decreased $128.8 million, or 5.0%, during the year ended December 31, 2012.  Our loan portfolio has decreased as a result of a number of large commercial loan repayments, continued weak loan demand, and our decision to sell certain agency eligible mortgage loans to better position the Company’s balance sheet for interest rate risk, offset by the addition of $175.2 million of loans acquired from SE Financial. During the year ended December 31, 2012, we sold approximately $100.7 million of residential mortgage loans and recorded mortgage banking income of $2.7 million related to the sale of these loans.  During 2012 and 2011, the commercial loan portfolio experienced elevated charge-off levels as a result of the deterioration in the value of collateral securing a number of large collateral dependent real estate loans. Some economic measures are showing signs of improvement, however we believe the recovery for commercial real estate in our market area will take some time.  We are charging-off the collateral or cash flow deficiency on all of its classified loans once they are 90 days delinquent across all loan portfolios given our outlook for commercial real estate in our market area.

The following table shows the loan portfolio at the dates indicated:

December 31,	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans:
Commercial real estate	$639,557	26.1%	$547,010	21.2%	$600,734	21.5%	$599,849	21.5%	$543,647	22.4%
Commercial business loans	332,169	13.6	429,266	16.7	441,881	15.8	438,778	15.7	319,593	13.2
Commercial construction	105,047	4.3	233,545	9.1	268,314	9.6	264,734	9.5	241,527	10.0
Total commercial loans	1,076,773	44.0	1,209,821	47.0	1,310,929	46.9	1,303,361	46.7	1,104,767	45.6

Residential Loans:
Residential real estate	665,246	27.2	623,955	24.2	687,565	24.6	647,687	23.3	507,901	20.9
Residential construction	2,094	0.1	5,581	0.2	11,157	0.4	11,938	0.4	6,055	0.2
Total residential loans	667,340	27.3	629,536	24.4	698,722	25.0	659,625	23.7	513,956	21.1

Consumer Loans:
Home equity & lines of credit	258,499	10.5	268,793	10.5	288,875	10.3	314,467	11.3	363,592	15.0
Personal	55,850	2.3	73,094	2.8	94,036	3.4	112,142	4.0	133,258	5.5
Education	217,896	8.9	234,844	9.1	249,696	8.9	257,021	9.2	163,882	6.8
Automobile	170,946	7.0	160,041	6.2	154,144	5.5	143,503	5.1	145,127	6.0
Total consumer loans	703,191	28.7	736,772	28.6	786,751	28.1	827,133	29.6	805,859	33.3
Total loans	2,447,304	100.0%	2,576,129	100.0%	2,796,402	100.0%	2,790,119	100.0%	2,424,582	100.0%
Allowance for losses	(57,649)		(54,213)		(45,366)		(45,855)		(36,905)
Loans, net	$2,389,655		$2,521,916		$2,751,036		$2,744,264		$2,387,677

Loan Maturity

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

December 31, 2012 (Dollars in thousands)	Commercial Real Estate	Commercial Business	Commercial Construction	Residential Real Estate	Residential Construction	Home Equity & Lines of Credit	Personal	Education	Auto	Total Loans

Amounts due in:
One year or less	$61,127	$54,334	$74,743	$3,214	$1,948	$55,179	$2,018	$17	$2,275	$254,855
More than 1-5 years	145,781	78,723	20,302	10,379	146	27,013	8,864	1,368	114,683	407,259
More than 5-10 years	98,605	35,986	8,337	54,330	—	69,779	20,154	18,083	53,988	359,262
More than 10 years	334,044	163,126	1,665	597,323	—	106,528	24,814	198,428	—	1,425,928
Total	$639,557	$332,169	$105,047	$665,246	$2,094	$258,499	$55,850	$217,896	$170,946	$2,447,304

The following table sets forth all loans at December  31, 2012 that are due after December  31, 2013 and have either fixed interest rates or floating or adjustable interest rates:

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial real estate	$169,004	$409,426	$578,430
Commercial business	73,040	204,693	277,733
Commercial construction	7,301	23,003	30,304
Residential real estate	611,341	53,155	664,496
Residential construction	150	—	150
Home equity and lines of credit	189,805	13,374	203,179
Personal	54,118	—	54,118
Education	203,878	14,001	217,879
Automobile	168,671	—	168,671
Total	$1,477,308	$717,652	$2,194,960

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated:

Year Ended December 31, (Dollars in thousands)	2012	2011	2010	2009	2008
Total loans at beginning of period	$2,576,129	$2,796,402	$2,790,119	$2,424,582	$2,120,922
Originations:
Commercial:
Commercial real estate	79,542	50,238	72,176	66,842	114,126
Commercial business	82,791	85,180	131,865	202,947	237,148
Commercial construction	38,811	77,323	141,644	116,391	144,312
Total commercial loans	201,144	212,741	345,685	386,180	495,586

Residential:
Residential real estate	225,730	138,972	191,805	183,666	100,403
Residential construction	1,593	5,261	12,031	8,940	8,462
Total residential loans	227,323	144,233	203,836	192,606	108,865

Consumer:
Home equity and lines of credit	72,696	72,242	62,978	45,780	61,962
Personal	1,377	3,884	43,853	52,894	86,557
Education	—	—	—	16,425	39,564
Automobile	82,223	74,407	76,639	71,090	53,722
Total consumer loans	156,296	150,533	183,470	186,189	241,805
Total loans originated	584,793	507,507	732,991	764,975	846,256

Loans acquired from SE Financial	175,231	—	—	—	—

Purchases	—	—	9,888	201,681	38,356
Less:
Principal payments and repayments	779,504	664,147	726,652	560,617	580,166
Loan sales	100,685	58,883	—	37,272	—
Transfers to foreclosed real estate	8,630	4,750	9,944	3,230	786
Total loans at end of period	$2,447,304	$2,576,129	$2,796,402	$2,790,119	$2,424,582

Deposits

Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. Deposits increased $332.7 million, or 9.3%, to $3.9 billion at December  31, 2012 from $3.6 billion at December  31, 2011. For the year ended December  31, 2012, core deposits increased $379.8 million to $3.1 billion, which represents approximately 79.6% of our total deposit portfolio.  The increase was primarily driven by the addition of $275.3 million of deposits acquired from SE Financial Corp and a $161.9 million increase in our savings and clubs accounts.  These increases to deposits were partially offset by a $67.5 million decrease in municipal deposits, which was consistent with the planned run off of higher cost non-relationship-based municipal deposits.  Municipal checking accounts consisted of approximately 1,346 accounts with an average balance of $473 thousand at December  31, 2012 compared to 1,622 accounts with an average balance of $538 thousand at December  31, 2011.

The following table sets forth the deposits as a percentage of total deposits for the periods indicated:

	2012		2011		2010
At December 31, (Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Non-interest bearing deposits	$328,892	8.4%	$278,968	7.8%	$282,050	7.2%
Interest-earning checking accounts	663,737	16.9	485,160	13.5	420,873	10.7
Municipal checking accounts	611,599	15.6	679,055	18.9	1,072,574	27.2
Money market accounts	496,508	12.6	529,877	14.7	622,050	15.8
Savings accounts	1,037,424	26.4	783,388	21.8	696,629	17.7
Time deposits	789,353	20.1	838,354	23.3	848,128	21.4
Total	$3,927,513	100.0%	$3,594,802	100.0%	$3,942,304	100.0%

We are required to pledge securities to secure municipal deposits.  At December  31, 2012 and 2011, we had pledged $438.4 million and $543.1 million, respectively, of securities to secure these deposits.

The following table sets forth the time remaining until maturity for certificate of deposits of $100,000 or more at December  31, 2012.

December 31, 2012 (Dollars in thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$36,175
Over three through six months	22,143
Over six through twelve months	34,715
Over twelve months	44,829
Total	$137,862

The following table sets forth the deposit activity for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2012	2011	2010
Beginning balance	$3,594,802	$3,942,304	$3,509,247
Increase (decrease) before interest credited	34,714	(377,426)	398,774
Interest credited	22,704	29,924	34,283
Deposits acquired from SE Financial	275,293	—	—
Net increase (decrease) in deposits	332,711	(347,502)	433,057
Ending balance	$3,927,513	$3,594,802	$3,942,304

Borrowings

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

The following table sets forth the outstanding borrowings and weighted averages at the dates indicated:

Year Ended December 31, (Dollars in thousands)	2012	2011	2010
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$165,000	$113,000	$169,750
Repurchase agreements	125,000	135,000	235,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,352	25,335	25,317
Other	—	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$135,669	$101,655	$134,628
Repurchase agreements	99,891	128,589	217,493
Federal Home Loan Bank overnight borrowings	4	—	274
Federal Reserve Bank of Philadelphia overnight borrowings	3	1	555
Statutory trust debenture	22,343	25,325	25,308
Other	8	24	1,276
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.92%	3.26%	3.81%
Repurchase agreements	3.60	3.72	4.36
Federal Home Loan Bank overnight borrowings	0.15	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	0.77	0.73	0.75
Statutory trust debenture	2.18	2.02	2.05
Other	0.62	0.25	0.20
Balance outstanding at end of period:
Federal Home Loan Bank advances	$140,000	$100,000	$113,000
Repurchase agreements	85,000	125,000	135,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,352	25,335	25,317
Other	—	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	2.68%	3.19%	3.37%
Repurchase agreements	3.41	3.63	3.74
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	1.89	2.13	1.88

Results of Operations for the Years Ended December  31, 2012, 2011, and 2010

Financial Highlights

We recorded net income of $14.2 million for the year ended December  31, 2012 compared to net income of $11.0 million for the year ended December  31, 2011 and a net loss of $9.0 million for the year ended December  31, 2010.  Net income for the year ended December  31, 2012 included $2.2 million of merger charges related to the acquisition of SE Financial Corp.  Net income for the year ended December  31, 2011 included $5.1 million of restructuring charges related to the implementation of our expense management reduction program.  Credit costs have decreased during the year ended December  31, 2012 from the same period in 2011 but continue to have a significant impact on our financial results. During the year ended December  31, 2012, we recorded a provision for loan losses of $28.0 million compared to $37.5 million for the year ended December  31, 2011.  Non-interest income increased $2.4 million to $27.6 million for the year ended December  31, 2012 primarily due to $1.8 million increase in mortgage banking income.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

Year Ended December 31,				Change 2012/2011		Change 2011/2010
(Dollars in thousands)	2012	2011	2010	$	%	$	%

Net interest income	$139,457	$142,097	$147,618	$(2,640)	(1.86)%	$(5,521)	(3.74)%
Provision for loan losses	28,000	37,500	70,200	(9,500)	(25.33)%	(32,700)	(46.58)%
Non-interest income	27,606	25,236	27,220	2,370	9.39%	(1,984)	(7.29)%
Non-interest expenses	123,125	120,710	128,390	2,415	2.00%	(7,680)	(5.98)%
Income tax expense (benefit)	1,759	(1,913)	(14,789)	3,672	191.95%	12,876	(87.06)%
Net income (loss)	14,179	11,036	(8,963)	3,143	28.48%	19,999	223.13%

Return on average equity	2.23%	1.77%	(1.39)%
Return on average assets	0.29%	0.23%	(0.18)%

Net Interest Income

Average Balance Table

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented.  Loan fees are included in interest income on loans and are not material.  Non-accrual loans are included in the average balances.  In addition, yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012			2011			2010
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Trading Securities	$—	$—	0.00%	$2,226	$26	1.19%	$7,804	$85	1.10%
Overnight Investments	353,058	893	0.25%	351,304	890	0.25%	172,712	437	0.25%
Stock	18,312	35	0.19%	20,878	5	0.02%	27,306	153	0.56%
Other Investment securities	1,508,347	36,820	2.44%	1,323,951	39,537	2.99%	1,443,982	50,086	3.47%
Total Investment securities	1,879,717	37,748	2.01%	1,698,359	40,458	2.38%	1,651,804	50,761	3.07%

Loans:
Real estate loans
Residential	661,308	32,622	4.93%	681,322	33,439	4.91%	672,391	35,083	5.22%
Non-residential	699,970	37,067	5.29%	759,196	38,679	5.09%	786,296	38,955	4.95%
Total real estate	1,361,278	69,689	5.12%	1,440,518	72,118	5.00%	1,458,687	74,038	5.08%
Business loans	335,702	20,030	5.96%	368,495	20,517	5.56%	377,519	20,458	5.42%
Small Business loans	140,170	8,346	5.95%	145,900	8,718	5.97%	158,092	9,375	5.93%
Total Business & Small Business loans	475,872	28,376	5.96%	514,395	29,235	5.68%	535,611	29,833	5.57%
Total Business loans	1,175,842	65,443	5.56%	1,273,591	67,914	5.33%	1,321,907	68,788	5.20%
Personal loans	728,522	34,617	4.75%	761,588	38,332	5.03%	799,947	42,882	5.36%
Total loans, net of discount	2,565,672	132,682	5.17%	2,716,501	139,685	5.14%	2,794,245	146,753	5.25%
Total interest earning assets	4,445,389	170,430	3.83%	4,414,860	180,143	4.08%	4,446,049	197,514	4.44%
Non-interest earning assets	388,553			393,912			419,041
Total assets	$4,833,942			$4,808,772			$4,865,090

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$944,997	$5,262	0.56%	$740,466	$4,891	0.66%	$623,819	$4,526	0.73%
Money market accounts	532,266	3,130	0.59%	598,592	4,267	0.71%	622,762	4,981	0.80%
Demand deposits	581,003	1,663	0.29%	432,901	959	0.22%	373,737	1,078	0.29%
Demand deposits - Municipals	636,140	3,049	0.48%	873,234	6,783	0.78%	932,004	9,463	1.02%
Certificates of deposit	818,906	9,765	1.19%	878,326	12,531	1.43%	881,287	14,710	1.68%
Total interest-bearing deposits	3,513,312	22,869	0.65%	3,523,519	29,431	0.84%	3,433,609	34,758	1.01%
Borrowings	260,918	8,104	3.11%	255,594	8,615	3.37%	379,534	15,138	3.99%
Total interest-bearing liabilities	3,774,230	30,973	0.82%	3,779,113	38,046	1.01%	3,813,143	49,896	1.31%

Non-interest-bearing deposits	300,153			277,819			268,702
Other non-interest-bearing liabilities	126,217			129,630			136,196
Total liabilities	4,200,600			4,186,562			4,218,041

Total stockholders’ equity	633,342			622,210			647,049
Total liabilities and stockholders’ equity	$4,833,942			$4,808,772			$4,865,090
Net interest income		$139,457			$142,097			$147,618
Interest rate spread			3.01%			3.07%			3.13%
Net interest margin			3.13%			3.22%			3.32%
Average interest-earning assets to average interest-bearing liabilities			117.78%			116.83%			116.60%

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest income.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended 12/31/2012 Compared to Year Ended 12/31/2011			Year Ended 12/31/2011 Compared to Year Ended 12/31/2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$(7,800)	$797	$(7,003)	$(3,998)	$(3,070)	$(7,068)
Trading securities	(26)	—	(26)	(65)	6	(59)
Overnight investments	4	(1)	3	452	1	453
Investment securities	(13,135)	5,403	(7,732)	(1,226)	(1,939)	(3,165)
Mortgage-backed securities	14,723	(9,248)	5,475	(3,303)	(3,336)	(6,639)
Collateralized mortgage obligations	1,054	(1,514)	(460)	639	(1,384)	(745)
Other interest-earning assets	(5)	35	30	(2)	(146)	(148)
Total interest-earning assets	(5,185)	(4,528)	(9,713)	(7,503)	(9,868)	(17,371)
Interest expense:
Interest-earning checking accounts	(345)	(2,685)	(3,030)	2	(2,801)	(2,799)
Money market	(390)	(747)	(1,137)	(172)	(542)	(714)
Savings accounts	1,139	(768)	371	770	(405)	365
Time deposits	(708)	(2,058)	(2,766)	(42)	(2,137)	(2,179)
Total interest-bearing deposits	(304)	(6,258)	(6,562)	558	(5,885)	(5,327)

FHLB advances	992	(353)	639	(1,076)	(729)	(1,805)
Repurchase agreements	(1,033)	(157)	(1,190)	(3,308)	(1,395)	(4,703)
Federal Reserve overnight borrowings	—	—	—	(4)	—	(4)
FHLB overnight borrowings	—	—	—	(2)	—	(2)
Fed Funds purchased	—	—	—	(2)	—	(2)
Statutory trust debenture	—	40	40	—	(7)	(7)
Total interest-bearing liabilities	(345)	(6,728)	(7,073)	(3,834)	(8,016)	(11,850)

Net change in net interest income	$(4,840)	$2,200	$(2,640)	$(3,669)	$(1,852)	$(5,521)

2012 vs. 2011.  For the year ended December 31, 2012, net interest income decreased $2.6 million, or 1.9%, to $139.5 million from $142.1 million for the year ended December 31, 2011.  For the year ended December 31, 2012, total interest income decreased $9.7 million, or 5.4%, to $170.4 million from $180.1 million for the year ended December 31, 2011. The decrease in interest income was driven by excess levels of cash as a result of higher than normal commercial loan prepayments, weak overall loan demand and prepayments of higher yielding investments.    We have been able to reduce the cost of our interest bearing liabilities in 2012 with average rates decreasing to 0.82% for the year ended December 31, 2012 from 1.01% for the year ended December 31, 2011, by reducing borrowings and re-pricing higher cost deposits, particularly municipal deposits. For the year ended December 31, 2012, total interest expense decreased $7.0 million, or 18.6%, to $31.0 million from $38.0 million for the year ended December 31, 2011 due to a decline in interest rates. During 2012, the average balance of our time deposits decreased $59.4 million and the cost on time deposits decreased 24 basis points.  The rate on municipal deposits decreased 30 basis points to 0.48% at December 31, 2012 compared to 0.78% at December 31, 2011.  We believe that the low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits which will put pressure on net interest margin in future periods.

2011 vs. 2010.  For the year ended December 31, 2011, net interest income decreased $5.5 million, or 3.7%, to $142.1 million from $147.6 million for the year ended December 31, 2010.  For the year ended December 31, 2011, total interest income decreased $17.4 million, or 8.8%, to $180.1 million from $197.5 million for the year ended December 31, 2010. The decrease in interest income was driven by excess levels of cash to cover additional municipal deposit run-off and by low interest rates which have reduced the yields on our investment portfolio as excess liquidity is invested at lower yields. Mortgage re-financings have also resulted in lower yields on our mortgage portfolio. We have been able to reduce the cost of our interest bearing liabilities in 2011 with average rates decreasing to 1.01% for the year ended December 31, 2011 from 1.31% for the year ended December 31, 2010, by reducing borrowings and re-pricing higher cost deposits. For the year ended December 31, 2011, total interest expense decreased $11.9 million, or 23.8%, to $38.0 million from $49.9 million for the year ended December 31, 2010 due to a decline in interest rates. During 2011, the average balance of our time deposits decreased $3.0 million and the cost on time deposits decreased 25 basis points.

Provision for Loan Losses

A provision for loan losses of $28.0 million was recorded for the year ended December 31, 2012 compared to provisions of $37.5 million and $70.2 million for the years ended December 31, 2011 and 2010, respectively. Credit costs have decreased for the year end December 31, 2012 compared to the same period in 2011 but continue to have a significant impact on our financial results. Net charge-offs for the year ended December 31, 2012 were $24.6 million, compared to $28.7 million and $70.7 million for the years ended December 31, 2011 and 2010, respectively.  We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Education loans greater than 90 days delinquent continue to accrue interest as these loans are guaranteed by the government and have little risk of credit loss.  The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment.  Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2012, the allowance for loan losses totaled $57.6 million, or 2.36% of total loans outstanding, compared to $54.2 million, or 2.10% of total loans outstanding, as of December 31, 2011 and $45.4 million, or 1.62% of total loans outstanding, as of December 31, 2010.  The increase in the allowance for loan losses was primarily the result of elevated levels of charge-offs during 2011 and 2010 and our continued concern about real estate collateral values.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses” below.

Non-interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

Year Ended December 31,				Change 2012/2011		Change 2011/2010
(Dollars in thousands)	2012	2011	2010	$	%	$	%

Insurance commission income	$7,389	$7,720	$8,658	$(331)	(4.29)%	$(938)	(10.8)%
Services charges and other income	10,182	9,763	8,443	419	4.3	1,320	15.6
Mortgage banking income	2,731	916	—	1,815	198.2	916	100.0
Impairment charge on securities available-for-sale	—	—	(88)	—	—	88	(100.0)
Gains on sale of investment securities available-for-sale	2,882	652	2,390	2,230	342.0	(1,738)	(72.7)
Trading securities profits	—	81	326	(81)	100.0	(245)	(75.2)
Limited partnership losses and amortizations	(2,683)	(1,159)	(509)	(1,524)	(131.5)	(650)	(127.7)
Bank owned life insurance	1,479	1,458	1,461	21	1.4	(3)	(0.2)
Returned check charges	5,626	5,805	6,539	(179)	(3.1)	(734)	(11.2)
Total	$27,606	$25,236	$27,220	$2,370	9.39%	$(1,984)	(7.3)%

2012 vs. 2011.  For the year ended December 31, 2012, non-interest income increased $2.4 million, or 9.4%, to $27.6 million from $25.2 million for the year ended December 31, 2011.  The increase in non-interest income was primarily due to a $2.2 million increase in gain on the sale of securities and a $1.8 million increase in mortgage banking income, partially offset by $1.5 million of additional amortization of limited partnership losses as we align the low income housing investments to the remaining tax credits.

2011 vs. 2010.  For the year ended December 31, 2011, non-interest income decreased $2.0 million, or 7.3%, to $25.2 million from $27.2 million for the year ended December 31, 2010.  The decrease in non-interest income was primarily due to a $1.7 million decrease in gain on the sale of securities and a $938 thousand decrease in insurance and advisory income, partially offset by a $916 gain recognized during 2011 in connection with the sale of loans as part our Small Business Administration lending and mortgage banking programs.

Non-interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

				Change 2012/2011		Change 2011/2010
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Salaries and employee benefits	$57,529	$55,812	$61,048	$1,717	3.1%	$(5,236)	(8.6)%
Occupancy expense	9,887	11,040	11,815	(1,153)	(10.4)	(775)	(6.6)
Depreciation, amortization and maintenance	8,919	8,683	9,260	236	2.7	(577)	(6.2)
Amortization of intangibles	4,163	3,584	3,511	579	16.2	73	2.1
Marketing expense	2,811	3,189	5,898	(378)	(11.9)	(2,709)	(45.9)
Insurance expense	1,842	1,875	1,767	(33)	(1.8)	108	6.1
Professional fees	5,396	4,380	4,731	1,016	23.2	(351)	(7.4)
Printing and supplies	1,791	1,691	2,362	100	5.9	(671)	(28.4)
Correspondent bank charges	2,301	2,112	2,819	189	8.9	(707)	(25.1)
Postage expense	1,419	1,227	1,329	192	15.6	(102)	(7.7)
FDIC insurance	4,221	5,332	5,606	(1,111)	(20.8)	(274)	(4.9)
Internet banking	2,077	2,208	1,862	(131)	(5.9)	346	18.6
Debit card rewards	1,161	1,199	969	(38)	(3.2)	230	23.7
Real estate owned expenses	1,724	1,632	1,008	92	5.6	624	61.9
Real estate owned losses	3,077	781	1,455	2,296	294.0	(674)	(46.3)
Loan expenses	4,143	3,705	2,727	438	11.8	978	35.9
Merger and restructuring charges	2,233	5,058	—	(2,825)	(55.9)	5,058	100.0
Other	8,431	7,202	10,223	1,229	17.1	(3,021)	(29.6)
Total	$123,125	$120,710	$128,390	$2,415	2.0%	$(7,680)	(6.0)%

2012 vs. 2011. For the year ended December 31, 2012, non-interest expense increased $2.4 million, or 2.0%, to $123.1 million from $120.7 million for the year ended December 31, 2011. The increase in non-interest expense was driven by to a $1.7 million increase in salaries and benefits primarily as a result of the acquisition of SE Financial and the expansion of our credit risk management and lending staff, a $2.3 million increase in real estate owned losses which consists of property write downs from updated appraisals as well as the loss on the sale of properties. During the fourth quarter we settled an outstanding lawsuit for $1.0 million which was included in professional fees.  These increases were partially offset by a $2.8 million decrease in merger and restructuring charges, a $1.2 million decrease in occupancy expense due to management cost savings initiatives implemented during 2011, and a $1.1 million decrease in FDIC insurance as a result of the assessment base change. For the year ended December 31, 2012, our efficiency ratio was 73.70% compared to 72.1% for the year ended December 31, 2011 and 73.4% for the year ended December 31, 2010.

2011 vs. 2010. For the year ended December 31, 2011, non-interest expense decreased $7.7 million, or 6.0%, to $120.7 million from $128.4 million for the year ended December 31, 2010. The decrease in non-interest expense was primarily due to a $5.2 million decrease in salaries and benefits, a $2.7 million decrease in marketing expense and $3.6 million in operating expense reductions as a result of the cost savings initiatives implemented during the first quarter of 2011. These decreases were partially offset by a $5.1 million restructuring charge recorded during the year, a $978 thousand increase in loan expenses and a $632 thousand increase in real estate owned expenses.  For the year ended December 31, 2011, our efficiency ratio improved to 72.1% compared to 73.4% for the year ended December 31, 2010 and 77.7% for the year ended December 31, 2009.

Income Tax Expense

2012 vs. 2011.   We recorded an income tax expense of $1.8 million for 2012, reflecting an effective rate of 11.04%, compared to a benefit for income taxes of $1.9 million for 2011, reflecting an effective tax rate benefit of 20.97%. The change from 2011 to 2012 is primarily due to the reversal of a charitable contribution valuation allowance during the year ended December 31, 2011 as well as an increase in income before income taxes of $6.8 million, to $15.9 million for the year ended December 31, 2012 from net income before taxes of $9.1 million for the year ended December 31, 2011.  The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.  For the year ended December 31, 2011, the rate also differed from the statutory rate of 35% due to the previously mentioned reversal of a charitable valuation allowance recorded in previous periods.

As of December 31, 2012, we had net deferred tax assets totaling $47.1 million as compared to $38.0 million as of December 31, 2011. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

2011 vs. 2010.   The benefit for income taxes was $1.9 million for 2011, reflecting an effective rate of 20.97%, compared to a benefit for income taxes of $14.8 million for 2010, reflecting an effective rate of 62.26%. The change from 2010 to 2011 is primarily due to an increase in income before income taxes of $32.9 million, to $9.1 million for the year ended December 31, 2011 from a net loss before income taxes of $23.8 million for the year ended December 31, 2010. The increase in income before income taxes for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a decrease in the provision for loan losses of $32.7 million. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.  For the year ended December 31, 2011, the rate also differed from the statutory rate of 35% due to a reversal of a charitable valuation allowance recorded in previous periods.

As of December 31, 2011, we had net deferred tax assets totaling $38.0 million, as compared to net deferred tax assets totaling $31.9 million at December 31, 2010. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2011. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

Risk Management

Overview.  Managing risk is an essential part of successfully managing a financial institution.  Our most prominent risk exposures are credit risk, interest rate risk and market risk.  Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due.  Interest rate risk is the potential reduction of interest income as a result of changes in interest rates.  Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value.  Other risks that we face are operational risk, liquidity risk and reputation risk.  Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery.  Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers.  Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management.   The objective of our credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification and monitoring. Our lending practices include conservative exposure limits, underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure.  Generally, all commercial loans less than $10.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $10.0 million must be approved by the Directors’ Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors.  Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes five non-employee directors. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge off the collateral or cash flow deficiency on all loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolio.

Analysis of Non-performing, Classified Assets and Troubled Debt Restructured.  We consider repossessed assets and loans that are 90 days or more past due, except guaranteed student loans, to be non-performing assets. Generally, all loans are placed on non-accrual status when they become 90 days delinquent at which time the accrual of interest ceases and any collateral or cash flow deficiency is charged-off. Typically, payments received on a non-accrual loan are applied to the outstanding principal balance of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, it is recorded at the lower of its cost or fair market value (“FMV”) less estimated costs to sell.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

We consider a loan a troubled debt restructuring (“TDR”) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (which may include foreclosure or deed in lieu of foreclosure) or a combination of types.  We evaluate selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from sources other than the Bank at market rates. We consider all TDR loans that are on non-accrual status to be impaired loans. We will not consider the loan a TDR if the loan modification was a result of a customer retention program.

Once a loan has been classified as a TDR and has been put on non-accrual status, it will only be put back on accruing status when certain criteria are met.  Our policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

•                        A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•                        An updated appraisal or home valuation which must demonstrates sufficient collateral value to support the debt;

•                        Sustained performance based on the restructured terms for at least six consecutive months;

•                        Approval by the Special Assets Committee which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.

The following table sets forth information with respect to our non-performing assets at the dates indicated.  We had 29 TDRs on non-accrual status at December 31, 2012 totaling $15.3 million, 36 TDRs at December 31, 2011 totaling $23.7 million, 36 TDRs at December 31, 2010 totaling $26.7 million, 18 TDRs at December 31, 2009 totaling $33.3 million, five TDRs at December 31, 2008 totaling $16.4 million.  Management monitors the activity and performance of non-performing assets on a weekly basis.

December 31, (Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Real estate loans:
One- to four-family	$13,515	$12,477	$13,414	$1,226	$13
Commercial real estate	39,043	65,589	60,288	64,317	15,394
Residential construction	783	1,850	308	—	—
Total real estate loans	53,341	79,916	74,010	65,543	15,407

Commercial business loans	13,255	26,959	21,634	6,356	1,175

Consumer loans:
Home equity lines of credit	1,110	499	—	—	248
Automobile loans	119	97	70	274	224
Other consumer loans	592	436	89	134	109
Total consumer loans	1,821	1,032	159	408	581
Total non-accrual loans (1)	68,417	107,907	95,803	72,307	17,163

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	—	—	44	4,405	6,192
Commercial real estate	—	—	—	5,222	4,104
Total real estate loans	—	—	44	9,627	10,296

Commercial business loans	—	—	—	1,448	2,889

Consumer loans:
Home equity lines of credit	—	—	—	12	—
Personal loans	—	—	—	141	7,584
Education loans (2)	24,013	28,423	27,888	36,771	—
Automobile loans	—	—	—	176	114
Total consumer loans	24,013	28,423	27,888	37,100	7,698
Total accruing loans past due 90 days or more	24,013	28,423	27,932	48,175	20,883
Total non-performing loans	92,430	136,330	123,735	120,482	38,046

Real estate owned	11,752	17,775	16,694	9,061	6,297

Troubled debt restructurings	—	—	—	33,337	16,442

Total non-performing assets	$104,182	$154,105	$140,429	$162,880	$60,785

Total non-performing loans to total loans	3.78%	5.29%	4.42%	4.32%	1.57%

Total non-performing assets to total assets	2.08%	3.35%	2.85%	3.49%	1.52%

(1)         Includes $15.3 million, $22.2 million and $26.7 million of TDRs on non-accrual status as of December 31, 2012, 2011 and 2010, respectively.  Non-accruing loans at December 31, 2012 do not include $2.3 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

(2)         Education loans are 98% government guaranteed.

Non-performing assets, including loans 90 days past due and still accruing, decreased $49.9 million to $104.2 million, or 2.08% of total assets, at December 31, 2012 from $154.1 million, or 3.35% of total assets, at December 31, 2011.  This decrease was primarily in our commercial loan portfolio and was the result of $38.9 million in principal pay downs and $17.8 million of non-performing loans returned to accruing status given the sustained performance of these loans under the restructured terms of the loan.  Net charge-offs for the year ended December 31, 2012 were $24.6 million compared to $28.7 million for the year ended December 31, 2011. We charge-off the collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Non-performing assets at December 31, 2012 and 2011 included $24.0 million, or 23.1%, and $28.4 million, or 18.5%, respectively, of government guaranteed student loans where Beneficial has little risk of credit loss. We continue to rigorously review its loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Interest income that would have been recorded for the year ended December 31, 2012, had non-accrual loans been current according to their original terms, amounted to approximately $4.8 million.

The tables below include impaired loans and the average balance of impaired loans as of December 31, 2012 and 2011:

Impaired Loans

For the Period Ended December 31, 2012

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
(Dollars in thousands)	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$36,691	$11,055	$25,636	30.1%	75	$342
Commercial Business	25,128	6,381	18,747	25.4%	39	481
Commercial Construction	24,016	10,609	13,407	44.2%	11	1,219
Residential Real Estate	14,374	859	13,515	6.0%	146	93
Residential Construction	783	—	783	—	2	392
Home Equity and Lines of Credit	1,127	17	1,110	1.5%	17	65
Personal	743	151	592	20.3%	12	49
Education	—	—	—	—	—	—
Auto	126	7	119	5.6%	14	9
Total Impaired Loans	$102,988	$29,079	$73,909	28.2%	316	$234

Impaired Loans

For the Period Ended December 31, 2011

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
(Dollars in thousands)	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$42,143	$12,776	$29,367	30.3%	55	$534
Commercial Business	34,182	7,223	26,959	21.1%	43	627
Commercial Construction	60,114	23,892	36,222	39.7%	20	1,811
Residential Real Estate	13,139	662	12,477	5.0%	127	98
Residential Construction	1,850	—	1,850	—	4	463
Home Equity and Lines of Credit	504	5	499	1.0%	7	71
Personal	830	394	436	47.5%	4	109
Education	—	—	—	—	—	—
Auto	97	—	97	—	9	11
Total Impaired Loans	$152,859	$44,952	$107,907	29.4%	269	$401

Federal regulations require us to review and classify our assets on a regular basis.  In addition, the FDIC has the authority to identify problem assets and, if appropriate, require them to be classified. Our credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful.  A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a substandard loan with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. We charge-off the collateral or cash flow deficiency on all loans classified as substandard. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following table summarizes classified assets of all portfolio types at the dates indicated:

At December 31, (Dollars in thousands)	2012	2011	2010	2009	2008

Special mention assets	$70,635	$56,156	$42,643	$40,809	$42,233
Substandard assets	99,989	104,895	81,354	65,617	41,739
Doubtful assets	3,503	20,802	29,003	51,482	13,351
Total classified assets	$174,127	$181,853	$153,000	$157,908	$97,323

For all loans classified as substandard and doubtful, we have charged-off the collateral or cash flow deficiency on all classified loans that are 90 days past due.

Analysis and Determination of the Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

The allowance for loan losses consists of two elements: (1) an allocated allowance, which is comprised of allowances established on specific loans, and allowances for each loan category based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in our loan portfolios, and (2) an unallocated allowance to account for a level of imprecision in management’s estimation process.

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, the experience and ability of staff and regional and national economic conditions and trends.

We hired a Chief Credit Officer to supervise the workout department and identify, manage and work through non-performing assets. Our credit officers and workout group identify and manage potential problem loans for our commercial loan portfolios. Changes in management factors, financial and operating performance, Company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with generally accepted accounting principles in the United States. When credits are downgraded beyond a certain level, our workout department becomes responsible for managing the credit risk.

Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken. Our commercial, consumer and residential loans are monitored for credit risk and deterioration considering factors such as delinquency, loan to value ratios, and credit scores. We evaluate all of our loans throughout their life cycle on a portfolio basis.

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount. If a loan is identified as impaired and is collateral dependent, an updated appraisal is obtained to provide a baseline in determining the property’s fair market value, a key input into the calculation to measure the level of impairment, and to establish a specific reserve or charge-off the collateral deficiency. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. In-house revaluations are typically performed on a quarterly basis and updated appraisals are obtained annually, if determined necessary.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $24.0 million in government guaranteed student loans at December 31, 2012.

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

Regardless of the extent of the our analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the subjective nature of loan portfolio and/or individual loan evaluations. We maintain an unallocated allowance to recognize the existence of these exposures. These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. A comprehensive analysis of the allowance for loan losses is performed on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly. The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses.

The allowance for loan losses is subject to review by banking regulators. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding their adequacy and the methodology employed in their determination.

For the year ended December 31, 2012, a provision for loan losses of $28.0 million was recorded, and the allowance for loan losses at December 31, 2012 was $57.6 million, or 2.36% of total loans outstanding, compared to $54.2 million, or 2.10% of total loans outstanding, at December 31, 2011.  This allowance represents management’s estimate of the amount necessary to cover known and inherent losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	2012		2011		2010		2009		2008
(Dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial:
Commercial real estate	$21,994	26.1%	$16,254	21.2%	$14,793	21.5%	$9,842	21.5%	$15,748	22.4%
Commercial business loans	18,088	13.6	15,376	16.7	14,407	15.8	20,515	15.7	7,185	13.2
Commercial construction	8,242	4.3	14,791	9.1	9,296	9.6	4,344	9.5	6,996	10.0
Total Commercial	48,324	44.0	46,421	47.0	38,496	46.9	34,701	46.7	29,929	45.6
Residential:
Residential real estate	2,293	27.2	1,620	24.2	1,854	24.6	5,460	23.3	3,152	20.9
Residential construction	142	0.1	65	0.2	30	0.4	97	0.4	37	0.2
Total real estate loans	2,435	27.3	1,685	24.4	1,884	25.0	5,557	23.7	3,189	21.1

Consumer:
Home equity & lines of credit	2,397	10.5	2,020	10.5	2,136	10.3	2,169	11.3	1,400	15.0
Personal	2,062	2.3	1,855	2.8	977	3.4	1,041	4.0	849	5.5
Education	303	8.9	279	9.1	297	8.9	903	9.2	737	6.8
Automobile	1,578	7.0	1,403	6.2	1,026	5.5	1,484	5.1	801	6.0
Total consumer	6,340	28.7	5,557	28.6	4,436	28.1	5,597	29.6	3,787	33.3
Unallocated	550		550		550		—		—
Total allowance for loan losses	$57,649	100.0%	$54,213	100.0%	$45,366	100.0%	$45,855	100.0%	$36,905	100.0%

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial loan portfolio increased to $48.3 million at December 31, 2012 (4.5% of commercial loans) from $46.4 million at December 31, 2011 (3.8% of commercial loans).  The increase in the reserve balance was primarily driven by continued elevated levels of net charge-offs, delinquencies, and loans classified as special mention and substandard and accruing during 2012.  The Company recorded commercial loan net charge-offs in the amount of $21.5 million during the year ended December 31, 2012.  We continue to charge-off any collateral or cash flow deficiency for non-performing loans once a loan is 90 days past due.  As a result, the entire reserve balance at December 31, 2012 consists of reserves against the pass rated and special mention commercial loan portfolio. We expect that the decline in real estate values and general economic conditions may result in higher loss levels.

Residential Loans. The portion of the allowance for loan losses related to the residential loan portfolio increased to $2.4 million (0.4% of residential loans) at December 31, 2012 from $1.7 million (0.3% of residential loans) at December 31, 2011. The increase in the reserve balance was primarily driven by continued elevated levels of net charge-offs during 2012 and our continued concern for residential real estate collateral values. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels.

Consumer Loans. The portion of the allowance for loan losses related to the consumer loan portfolio increased to $6.3 million (0.9% of consumer loans) at December 31, 2012 from $5.6 million (0.8% of consumer loans) at December 31, 2011. The increase in the reserve balance was primarily driven by continued elevated levels of net charge-offs as well as increases in delinquencies (excluding student loans) during 2012. We expect that the high unemployment rate, the difficult housing environment, and general economic conditions will continue to impact the consumer loan portfolio, which may result in higher loss levels.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at December 31, 2012 and 2011, respectively. The unallocated allowance was established to account for a level of imprecision in management’s estimation process. Management continuously evaluates its allowance methodology however, the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses which are probable of being realized within the loan portfolio.

The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that an increase to the existing allowance for loan losses will not be necessary should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2012	2011	2010	2009	2008

Allowance at beginning of period	$54,213	$45,366	$45,855	$36,905	$23,341

Provision for loan losses	28,000	37,500	70,200	15,697	18,901
Charge-offs:
Real estate loans:
One- to four-family	1,215	1,004	918	6	35
Commercial real estate	13,393	24,571	51,841	2,851	921
Total real estate loans	14,608	25,575	52,759	2,857	956

Commercial business loans	9,867	5,897	14,505	1,870	2,753

Consumer:
Home equity lines of credit	979	587	2,106	544	433
Automobile loans	1,070	1,185	1,090	1,340	1,282
Other consumer loans	816	1,790	1,182	1,092	539
Total consumer loans	2,865	3,562	4,378	2,976	2,254
Total charge-offs	27,340	35,034	71,642	7,703	5,963

Recoveries:
Real estate loans:
One- to four-family	36	28	2	4	3
Commercial real estate	893	3,984	162	—	—
Total real estate loans	929	4,012	164	4	3

Commercial business	905	1,027	171	212	—

Consumer:
Home equity lines of credit	253	461	71	137	128
Automobile loans	488	571	339	355	355
Other consumer loans	201	310	208	248	140
Total consumer loans	942	1,342	618	740	623
Total recoveries	2,776	6,381	953	956	626
Net charge-offs	24,564	28,653	70,689	6,747	5,337
Allowance at end of period	$57,649	$54,213	$45,366	$45,855	$36,905

Allowance to non-performing loans	62.37%	39.77%	36.66%	38.06%	97.00%
Allowance to total loans	2.36%	2.10%	1.62%	1.64%	1.52%
Net charge-offs to average loans	0.96%	1.05%	2.53%	0.25%	0.24%

Interest Rate Risk Management.   Interest rate risk is defined as the exposure to current and future earnings, and capital that arises from adverse movements in interest rates.  Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates.  For example, a bank with predominantly long-term fixed-rate loans, and short-term deposits could have an adverse earnings exposure to a rising rate environment.  Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates.  This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk), from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk), and from interest rate related options embedded in our assets and liabilities (option risk).

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits.  During 2011, we took advantage of the decrease in interest rates to reposition the balance sheet through the sale of lower rate longer term securities and the run off higher cost non-relationship-based municipal deposits to improve our profitability, interest rate risk and capital position. The results at December 31, 2012 and 2011 indicate an acceptable level of risk.  The 2012 and 2011 results indicate a profile which reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

Model Simulation Analysis.  We view interest rate risk from two different perspectives.  The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure.  We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which fluctuate due to changes in interest rates.  The market value of portfolio equity, also referred to as the economic value of equity, is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates.  Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one year).  Economic value simulation captures more information and reflects the entire asset and liability maturity spectrum.  Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods.  It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the equity of the Company.  Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

Our Asset/Liability Management Committee (“ALCO”) produces reports on a quarterly basis, which compare baseline (no interest rate change) current positions showing forecasted net income, the economic value of equity and the duration of individual asset and liability classes, and of equity.  Duration is defined as the weighted average time to the receipt of the present value of future cash flows.  These baseline forecasts are subjected to a series of interest rate changes, in order to demonstrate or model the specific impact of the interest rate scenario tested on income, equity and duration.  The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value.  The reports identify and measure our interest rate risk exposure present in our current asset/liability structure.  If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore control interest rate risk.

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at December 31, 2012 and December 31, 2011.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income of a change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a change in market interest rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future prepayment activity on mortgage-backed securities, collateralized mortgage obligations and loans. Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates.  Management periodically reviews the rate assumptions based on existing and projected economic conditions.

As of December 31, 2012 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$106,676	$121,721	$122,950
% change	(12.36)%		1.01%

Economic Value at Risk:
Equity	$634,548	$761,612	$743,113
% change	(16.68)%		(2.43)%

As of December 31, 2011 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$125,242	$136,697	$135,453
% change	(8.38)%		(0.91)%

Economic Value at Risk:
Equity	$885,400	$963,274	$898,872
% change	(8.08)%		(6.69)%

As of December 31, 2012, based on the scenarios above, economic value of equity would be negatively impacted by a 200 basis point increase in interest rates, while a net interest income would be positively impacted by a 200 basis point increase.   As of December 31, 2011, based on the scenarios above, net interest income and economic value of equity would be negatively impacted by a 200 basis point increase in interest rates.  The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates.  We have established an interest rate floor of zero percent for purposes of measuring interest rate risk.  Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor.  In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our 2012 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale deposits, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, considering operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

Our ALCO measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its quarterly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by our ALCO. In addition, the Executive Committee of our Board of Directors sets liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our investment portfolio. As of December 31, 2012, the potential liquidity from these sources totaled $2.7 billion, which is an amount we believe currently exceeds any contingent liquidity needs.

Uses of Funds.  Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions.

Sources of Funds.  Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.1 billion as of December 31, 2012, up from $2.7 billion as of December 31, 2011 primarily due to the addition of $275.3 million of deposits acquired from SE Financial Corp and a $161.9 million increase in our savings and club accounts. These increases to deposits were partially offset by a $67.5 million decrease in municipal deposits, which was consistent with the planned run off of higher cost non-relationship-based municipal deposits. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. Aggregate wholesale funding totaled $374.8 million as of December 31, 2012 and December 31, 2011, respectively. In addition, at December 31, 2012, we had arrangements to borrow up to $1.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On December 31, 2012, we had $140.0 million of FHLB advances outstanding, $63.3 million of FHLB letters of credit outstanding and future advances from the FHLB of Pittsburgh in the amount of $75.0 million.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2012, we had $179.2 million in loan commitments outstanding, which consisted of $7.2 million and $13.6 million in commercial and consumer commitments to fund loans, respectively, $62.1 million and $77.9 million in commercial and consumer unused lines of credit, respectively, and $18.3 million in standby letters of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2012 totaled $443.9 million, or 56.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at December 31, 2012:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Borrowed funds	$250,352	$75,000	$60,000	$70,000	$45,352
FHLB future advances	75,000	—	—	75,000	—
Commitments to fund loans	20,833	20,833	—	—	—
Unused lines of credit	140,004	62,154	—	—	77,850
Standby letters of credit	18,376	18,376	—	—	—
Operating lease obligations	30,515	5,799	6,304	4,056	14,356
Total	$535,080	$182,162	$66,304	$149,056	$137,558

Our primary investing activities are the origination of loans and the purchase of securities.  Our primary financing activities consist of activity in deposit accounts and borrowings.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.  Occasionally, we offer promotional rates on certain deposit products to attract deposits.

In the third quarter of 2009, the FDIC, in response to the need to replenish Deposit Insurance Fund (“DIF”) balances that declined as a result of recent bank failures, announced details of a plan to restore DIF balances. The restoration plan, as subsequently approved, required all FDIC insured banks to prepay their risk-based assessments for the years 2010, 2011 and 2012. The assessments, usually due quarterly, were instead required to be estimated for the three future years and paid prior to December 31, 2009. In conjunction with the adoption of this rule, the FDIC also approved a three-basis point increase in assessment rates effective on January 1, 2011. Our estimate of three future years of assessments under this restoration plan was $18.8 million with the estimated assessment for 2010 calculated at current rates. We paid that assessment to the FDIC on December 29, 2009 and concurrently recorded a prepaid asset in that amount within other assets in the Company’s consolidated statements of financial condition. We anticipate funding any differences between our prepayment and actual amounts due each quarter using our existing available liquidity.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.  At December 31, 2012, the Company had consolidated liquid assets of $489.9 million.

Capital Management.  We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2012, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See Note 14 to the Company’s Consolidated Financial Statements included in this Annual Report.

At December 31, 2012, the Bank’s ratio of Tier 1 capital to risk-weighted assets equaled 19.23%, or $454.5 million, well above the ratio necessary to be considered well capitalized under applicable federal regulations.  We strive to manage our capital for maximum stockholder benefit. While the significant increase in equity which resulted from our initial public stock offering in July 2007 adversely impacted our return on equity, our financial condition and results of operations were enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  Further, in the current economic environment, our strong capital position leaves the Company well-positioned to meet our customers’ needs and to execute on our growth strategies.  We may use capital management tools, such as cash dividends and common share repurchases, to improve our capital position.  On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by the MHC.  Repurchased shares are held in Treasury.  At December 31, 2012, 2,982,029 shares had been repurchased.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note 19 to the Company’s Consolidated Financial Statements included in this Annual Report.  For the year ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements.

See summary of significant accounting pronouncement in Note 2 to the Company’s consolidated financial statements included in this Annual Report.

Consolidated Summary of Quarterly Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents summarized quarterly data for 2012 and 2011:

	1st	2nd	3rd	4th	Total
2012	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$42,426	$44,463	$43,208	$40,333	$170,430
Total interest expense	7,972	8,297	7,639	7,065	30,973
Net interest income	34,454	36,166	35,569	33,268	139,457
Provision for loan losses	7,500	7,500	7,000	6,000	28,000
Net interest income after provision for loan losses	26,954	28,666	28,569	27,268	111,457
Total non-interest income	7,045	6,873	6,870	6,818	27,606
Total non-interest expense	29,611	32,856	30,277	30,381	123,125
Income before income taxes	4,388	2,683	5,162	3,705	15,938
Income tax expense (benefit)	443	359	1,067	(110)	1,759

Net income	$3,945	$2,324	$4,095	$3,815	$14,179

Basic and diluted earnings per common share (1)	$0.05	$0.03	$0.05	$0.05	$0.18

	1st	2nd	3rd	4th	Total
2011	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$46,919	$45,732	$43,966	$43,526	$180,143
Total interest expense	10,223	9,979	9,135	8,709	38,046
Net interest income	36,696	35,753	34,831	34,817	142,097
Provision for loan losses	10,000	10,000	9,000	8,500	37,500
Net interest income after provision for loan losses	26,696	25,753	25,831	26,317	104,597
Total non-interest income	6,497	5,370	6,300	7,069	25,236
Total non-interest expense	34,203	29,097	28,224	29,186	120,710
(Loss) income before income taxes	(1,010)	2,026	3,907	4,200	9,123
Income tax (benefit) expense	(112)	47	(172)	(1,676)	(1,913)

Net (loss) income	$(898)	$1,979	$4,079	$5,876	$11,036

Basic and diluted earnings per common share (1)	$(0.01)	$0.03	$0.05	$0.08	$0.14

(1)                                 EPS is computed independently for each period. The sum of the individual quarters may not equal the annual EPS.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein beginning on page 98.

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 3, 2012, the Company dismissed Deloitte & Touche LLP, which had previously served as independent auditors for the Company. The decision to dismiss Deloitte & Touche LLP was approved by the Audit Committee of the Board of Directors.

The audit reports of Deloitte & Touche LLP on the consolidated financial statements of the Company for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2011 and 2010 and through the subsequent interim period preceding the date of Deloitte & Touche LLP’s dismissal, there were: (1) no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their reports on the Company’s financial statement for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On April 3, 2012, the Audit Committee of the Board of Directors engaged KPMG LLP as the Company’s independent registered public accounting firm. During the fiscal years ended December 31, 2011 and 2012 and the subsequent interim period preceding the engagement of KPMG LLP, the Company did not consult with KPMG LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements, and KPMG LLP did not provide any written report or oral advice that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial report issues; or (3) any matter that was either the subject of a disagreement with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

Item 9A.            CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Mutual Bancorp, Inc. and Subsidiaries:

We have audited Beneficial Mutual Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Beneficial Mutual Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Beneficial Mutual Bancorp, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, PA
February 27, 2013

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.                                                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of Beneficial Mutual Bancorp, Inc is comprised of twelve persons, eleven persons who are elected for terms of three years and one person elected for a term of two years.  Generally, one-third of the Board of Directors will be elected annually.   All of our directors are independent under the listing requirements of the Nasdaq Stock Market, Inc., except for Mr. Gerard P. Cuddy, whom we currently employ as President and Chief Executive Officer.

On January 17, 2013, Michael J. Morris notified Beneficial Mutual Bancorp, Inc of his intent to retire from the Board of Directors of Beneficial Mutual Bancorp, Inc., Beneficial Savings Bank MHC and Beneficial Bank, effective upon the expiration of his current term at the 2013 annual meeting of stockholders of Beneficial Mutual Bancorp, Inc.

Information regarding our directors is provided below.  Unless otherwise stated, each individual has held his or her current occupation for the last five years.  The age indicated for each individual is as of December 31, 2012.  The indicated period of service as a director includes the period of service as a director of Beneficial Bank.

The following directors have terms ending in 2013:

Edward G. Boehne is a Senior Economic Advisor for Haverford Trust Company, an asset management company.  Age 72.  Trustee of Beneficial Bank since 2000 and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since their formation.  He is also a director of Toll Brothers, Inc. (NYSE: TOL) and the privately held companies of Haverford Trust Company, Penn Mutual Life Insurance Company and AAA Mid-Atlantic (including the related holding company, AAA Club Partners).  Mr. Boehne also served as the President of the Federal Reserve Bank of Philadelphia.

Mr. Boehne’s asset management background provides the Board of Directors with substantial management and leadership experience with respect to an industry that complements the financial services provided by Beneficial Bank.  In addition, as a director of a corporation listed on the New York Stock Exchange, Mr. Boehne offers the Board of Directors significant public company oversight experience.

Karen Dougherty Buchholz is Vice President, Administration of Comcast Corp., one of the nation’s leading providers of entertainment, information and communications products and services.  Age 45.  Trustee of Beneficial Bank since 2009 and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2009.

As an executive of Comcast Corp., Ms. Buchholz provides the Board of Directors with extensive public company oversight and leadership experience.  In addition, Ms. Buchholz offers the Board of Directors significant business and management level experience from a setting outside of the financial services industry.

Donald F. Gayhardt, Jr. has served as the Chief Executive Officer of Tiger Financial Management, a financial services company, since January 2012 and as Chairman of the Board of Music Training Center Holdings, LLC, a music education company, since May 2009.  Prior to that, Mr. Gayhardt was the President of Dollar Financial Corp., a financial services company located in Berwyn, Pennsylvania.  Age 48.  Trustee of Beneficial Bank since 2009 and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2009.

Mr. Gayhardt’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Beneficial Bank serves affords the Board of Directors valuable insight regarding the business and operation of Beneficial Bank.

Michael J. Morris is the retired President, Chief Executive Officer and Founder of both Transport International Pool Inc. and GE Modular Structures, each of which are transportation and building space companies.  Since September 2010, Morris has also been an instructor at Saint Joseph’s University in Philadelphia.  Age 78.  Trustee of Beneficial Bank since 1989 and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since their formation.  He is also a director of Met-Pro Corporation (NYSE: MPR) and the Tokio Marine Ltd. Companies Philadelphia Insurance Company and Philadelphia Indemnity Company.

Mr. Morris’ background provides the Board of Directors with substantial international business experience, entrepreneurial and business leadership skills, extensive Board experience and knowledge of finance, corporate governance and audit matters.  In addition, as a director of Met-Pro Corporation, Mr. Morris provides the Board of Directors with critical experience regarding public company oversight matters.

Roy D. Yates is a Professor of Electrical and Computer Engineering at Rutgers University in Piscataway, New Jersey, and is a former Chairman of the Board of FMS Financial Corporation.  Age 50.  Trustee of Beneficial Bank and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2007.

As the former Chairman of FMS Financial Corporation, Mr. Yates provides the Board of Directors with critical experience regarding public company oversight matters.  In addition, Mr. Yates’ academic and engineering background provides the Board of Directors with experience from a setting outside of the financial services industry.

The following directors have terms ending in 2014:

Gerard P. Cuddy is our President and Chief Executive Officer.  From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank.  From 2002 to 2005, Mr. Cuddy served as a Senior Vice President of Fleet/Bank of America.  Before his service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup.  Age 53.  Trustee of Beneficial Bank and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2006.

Mr. Cuddy’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Beneficial Bank serves affords the Board of Directors valuable insight regarding the business and operation of Beneficial Bank.  Mr. Cuddy’s knowledge of all aspects of Beneficial Mutual Bancorp, Inc.’s and Beneficial Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.

Frank A. Farnesi is a retired partner of KPMG LLP.  Age 65.  Effective October 18, 2012, Mr. Farnesi was named Chairman of the Board of Beneficial Bank, Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc.  He has served as trustee of Beneficial Bank and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2004.  He is also a director of RAIT Investment Trust (NYSE: RAS) and a Trustee of Immaculata University.

As a former partner with a certified public accounting firm, Mr. Farnesi provides the Board of Directors with critical experience regarding accounting and financial matters.

Thomas J. Lewis served as President and Chief Executive Officer of Thomas Jefferson University Hospitals, Inc. from 1996 to 2012.  Age 60.  Trustee of Beneficial Bank and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2005. He is also a director of the nonprofit organizations, The Food Trust and The Health Care Improvement Foundation.

Mr. Lewis’ background offers the Board of Directors management and oversight experience, specifically within the region in which Beneficial Bank conducts its business.

George W. Nise served as our President and Chief Executive Officer until his retirement effective January 1, 2007.  Age 70.  Trustee of Beneficial Bank since 2000 and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since their formation.

Mr. Nise’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Beneficial Bank serves affords the Board of Directors valuable insight regarding the business and operation of Beneficial Bank.

Marcy C. Panzer is a Trustee of Beneficial Bank and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2012.  Ms. Panzer served as the Chairman of the Board of Directors of St. Edmond’s Federal Savings Bank since 2002, and as Chairman of the Board of Directors of SE Financial Corp. since 2004.  Age 62.

Ms. Panzer’s experience in the local banking industry and extensive involvement in local civic and non-profit organizations, combined with her background in community bank strategic planning, public company oversight matters and the operations, transactional and legal aspects of real property law and mortgage banking, provides the Board of Directors with valuable knowledge essential to the business of Beneficial Mutual Bancorp, Inc. and Beneficial Bank.

The following directors have terms ending in 2015:

Elizabeth H. Gemmill served as the President of the Warwick Foundation, a private family foundation which was dissolved in 2012.  Age 67.  Trustee of Beneficial Bank and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since 2005.  She is also a director of Universal Display Corporation (Nasdaq: PANL) and the Chairman of the Board of the Presbyterian Foundation.

As a director of Universal Display Corporation, Ms. Gemmill provides the Board of Directors with critical experience regarding public company oversight matters.  Ms. Gemmill also demonstrates a strong commitment to the  local community in her role as Chairman of the Presbyterian Foundation and as President of the Warwick Foundation.

Joseph J. McLaughlin retired as President and Chief Executive Officer of Beneficial Bank in 1993.  Age 84.  Trustee of Beneficial Bank since 1974 and director of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp, Inc. since their formation.

Mr. McLaughlin’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Beneficial Bank serves affords the Board of Directors valuable insight regarding the business and operation of Beneficial Bank.

Executive Officers

Our executive officers are elected annually by the Board of Directors and serve at the board’s discretion. The following individuals currently serve as executive officers:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of Beneficial Mutual Bancorp, Inc., Beneficial Savings Bank MHC and Beneficial Bank
Thomas D. Cestare	Executive Vice President and Chief Financial Officer of Beneficial Mutual Bancorp, Inc., Beneficial Savings Bank MHC and Beneficial Bank
Martin F. Gallagher	Executive Vice President and Chief Credit Officer of Beneficial Bank
James E. Gould	Executive Vice President and Chief Lending Officer of Beneficial Bank
Robert J. Maines	Executive Vice President and Director of Operations of Beneficial Bank
Pamela M. Cyr	Executive Vice President and Chief Retail Banking Officer of Beneficial Bank
Joanne R. Ryder	Executive Vice President and Director of Brand & Strategy of Beneficial Bank

Below is information regarding our executive officers who are not also directors.  Each executive officer has held his or her current position for the period indicated below.  Ages presented are as of December 31, 2012.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010.  Prior to joining Beneficial Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp, Inc.  Mr. Cestare is a certified public accountant who was a Partner with the public accounting firm of KPMG LLP prior to joining Sovereign Bancorp in 2005. Age 44.

Martin F. Gallagher joined Beneficial Bank’s commercial banking group in June 2011 and was named Executive Vice President and Chief Credit Officer in January 2012.  Prior to that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank.  Age 55.

James E. Gould joined Beneficial Bank as Executive Vice President and Chief Lending Officer of Beneficial Bank in May 2011.  Prior to joining Beneficial Bank, Mr. Gould served as Managing Director of Private Banking for Wilmington Trust Bank in the Pennsylvania and Southern New Jersey Regions.  Prior to joining Wilmington Trust Bank in 2007, Mr. Gould was Senior Vice President and Regional Managing Director of Credit for Wachovia Bank’s Wealth Management Division.  Age 65.

Robert J. Maines joined Beneficial Bank in July 2008 and was named Executive Vice President and Director of Operations in January 2012.  Prior to that time, Mr. Maines served as the Director of Risk Management at Accume Partners.  Prior to joining Accume Partners in 2006, Mr. Maines served as First Vice President, Senior Audit Manager at MBNA.  Age 44.

Pamela M. Cyr is the former President & CEO of SE Financial Corp.  Ms. Cyr joined Beneficial Bank in June 2012 and was named Executive Vice President and Chief Retail Banking Officer.  Age 45.

Joanne R. Ryder joined Beneficial Bank in July 2007 as Director of Marketing and was named Executive Vice President and Director of Brand & Strategy in January 2012.  Prior to that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank.  Age 38.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2012.

Disclosure of Code of Ethics

Beneficial Mutual Bancorp, Inc. has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct.  The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations.  In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.  A copy of the Code of Ethics and Business Conduct is available in the Corporate Governance portion of the Investor Relations section of our website (www.thebeneficial.com).

Corporate Governance

The Board of Directors of the Company has a separately designated standing audit committee established in accordance with Section 3(a)(58) (A) of the Securities Exchange Act of 1934, as amended, consisting of Donald F. Gayhardt, Jr. (Chairman), Frank A. Farnesi, Joseph J. McLaughlin, Michael J. Morris and George W. Nise.  The audit committee assists the Board of Directors in its oversight of Beneficial Mutual Bancorp, Inc.’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of Beneficial Mutual Bancorp, Inc.’s financial reports and Beneficial Mutual Bancorp, Inc.’s compliance with applicable laws and regulations. The committee is also responsible for engaging Beneficial Mutual Bancorp, Inc.’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated Frank A. Farnesi as an audit committee financial expert under the rules of the Securities and Exchange Commission. Mr. Farnesi is independent under the listing requirements of the Nasdaq Stock Market, Inc. applicable to audit committee members.

Item 11.                 EXECUTIVE COMPENSATION

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2012 fiscal year.  The table excludes perquisites, which did not exceed $10,000 in the aggregate for any director.

Name	Fees Paid in Cash	Stock Awards (1)	Option Awards(2)	All Other Compensation (3)	Total
Edward G. Boehne	$48,000	$22,825	$35,100	$3,701	$109,626
Karen Dougherty Buchholz	42,000	22,825	35,100	1,777	101,702
Frank A. Farnesi	64,000	22,825	35,100	4,261	126,186
Donald F. Gayhardt, Jr.	59,000	22,825	35,100	2,372	119,297
Elizabeth H. Gemmill	57,583	22,825	35,100	4,036	119,544
Thomas F. Hayes (4)	17,332	22,825	35,100	2,628	77,885
Charles Kahn, Jr. (4)	17,998	22,825	35,100	2,651	78,574
Thomas J. Lewis	36,000	22,825	35,100	3,281	97,206
Joseph J. McLaughlin	41,000	22,825	35,100	3,456	102,381
Michael J. Morris	43,000	22,825	35,100	3,526	104,451
George W. Nise	54,000	22,825	35,100	4,534	116,459
Marcy C. Panzer (5)	29,666	16,519	24,225	1,038	71,448
Roy D. Yates	38,000	22,825	35,100	3,351	99,276

(1)         Reflects the grant date fair value calculated in accordance with FASB ASC Topic 718 on outstanding restricted stock awards for each director based upon the Company’s stock price of (i) $9.13 as of March 23, 2012, the date of grant for directors, excluding Ms. Panzer, and (ii) $8.81 as of July 18, 2012, the date of grant for Ms. Panzer.  When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.  At December 31, 2012, the aggregate number of unvested restricted stock award shares held in trust was 14,000 for Mr. Nise, 6,000 for Ms. Buchholz and Mr. Gayhardt, 1,875 for Ms. Panzer and 12,000 for each of the other named directors with stock awards.

(2)         Reflects the grant date fair value calculated in accordance with FASB ASC Topic 718 on outstanding stock option awards for each of the non-employee directors excluding Ms. Panzer, based upon a fair value of $3.51 for each option using the Black-Scholes option pricing model. The fair value of the July 18th award for Ms. Panzer was $3.23 using the Black-Scholes option pricing model.  For information on the assumptions used to compute fair value, see Note 18 to the Notes to the Financial Statements included in this Form 10-K.  The actual value, if any, realized by a director from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised.  Accordingly, there is no assurance that the value realized by a director will be at or near the value estimated above.  The aggregate outstanding stock options at December 31, 2012 was 20,000 for Ms. Buchholz and Mr. Gayhardt, 7,500 for Ms. Panzer and 75,000 for each of the other named directors with 2012 stock option awards.

(3)         These amounts represent the Philadelphia city wage tax that the directors incurred in connection with their Board and committee fees.  The Company pays the Philadelphia wage tax on behalf of its directors.

(4)         Messrs. Hayes’ and Kahn’s terms as directors of the Company, the MHC and the Bank ended effective as of May 17, 2012.

(5)         Ms. Panzer was elected as a director of the Company, the MHC and the Bank effective as of May 17, 2012.

Cash Retainer and Meetings Fees for Non-Employee Directors.  The following table sets forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Bank’s Board of Directors during 2013.  Directors do not receive any additional fees for their service on the Boards of Directors of the Company or Beneficial Savings Bank MHC.

Annual Retainer	$20,000
Annual Retainer for Chairman of the Board	40,000
Fee per Board Meeting	1,000
Annual Committee Chair Retainer:
Audit Committee	10,000
Compensation Committee	5,000
Executive and Corporate Governance Committees	5,000
Fee per Committee Meeting	1,000

2008 Equity Incentive Plan.  The Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan provides the company with a vehicle to award long term incentives designed to provide compensation opportunities based on the creation of stockholder value.  Our directors participate in the 2008 Equity Incentive Plan and have received grants of non-statutory stock options and restricted stock awards.  The non-statutory stock options and restricted stock awards granted under the plan vest at a rate of 20% per year beginning on the first anniversary of the date of grant.  During the fiscal year ended December 31, 2012, each director except Marcy Panzer, was granted a non-statutory stock option for 10,000 shares of Beneficial Mutual Bancorp, Inc. common stock and a restricted stock award for 2,500 shares of Beneficial Mutual Bancorp, Inc. common stock.  Marcy Panzer was granted a non-statutory stock option for 7,500 shares of Beneficial Mutual Bancorp, Inc. common stock and a restricted stock award for 1,875 shares of Beneficial Mutual Bancorp, Inc common stock.

Compensation Discussion and Analysis

Overview

The following discussion provides a description of our decision making process and philosophy for compensating our named executive officers in 2012. This discussion also describes the material components of each named executive officer’s total compensation package and details the reasoning behind the compensation decisions made for 2012. This discussion should be read together with the compensation tables for our named executive officers that can be found following the “Executive Compensation” section of this Form 10-K.

Our 2012 named executive officers were Gerard P. Cuddy — President and Chief Executive Officer, Thomas D. Cestare — Executive Vice President and Chief Financial Officer, Martin F. Gallagher — Executive Vice President and Chief Credit Officer, Joanne R. Ryder — Executive Vice President and Director of Brand & Strategy, Pamela M. Cyr — Executive Vice President and Chief Retail Banking Officer and Denise Kassekert — former Executive Vice President of Beneficial Mutual Savings Bank and the Company.  In June 2012, we announced that Ms. Kassekert would be leaving Beneficial Mutual Savings Bank and Beneficial Mutual Bancorp, Inc. to pursue other opportunities.  However, because Ms. Kassekert is considered a named executive officer for 2012, we have included her in this Compensation Discussion and Analysis.

Executive Summary

It is the intent of the Compensation Committee to provide our named executive officers with a total compensation package that is market competitive, promotes the achievement of our strategic objectives and is aligned with operating and other performance metrics to support long-term shareholder value. In addition, we have structured our executive compensation program to include elements that are intended to create an appropriate balance between risk and reward, thereby discouraging excessive risk taking.

Fiscal Year 2012 Performance.  Our current executive team has the commitment and expertise to execute our business strategy. Throughout 2012, our team focused on strategic initiatives which included growing our commercial loan portfolio, increasing our retail and commercial customer base and pursuing acquisitions.  Our executive team’s efforts to improve our financial performance and remain on course with our strategic objectives are specifically illustrated in the following highlights:

•                  Continued improvement in our asset quality metrics.  In 2012, we experienced a decrease in our non-performing assets ratio, excluding student loans, from 2.73% at December 31, 2011 to 1.60% at December 31, 2012.

•                  Increased core deposits and expanded presence in key markets. In 2012, we experienced a $447 million, or 21.6% increase in core deposits to $2.5 billion, excluding municipal deposits.  This increase included $218.5 million in deposits acquired in connection with our acquisition of SE Financial Corp., the parent company for St. Edmond’s Federal Savings Bank.

•                  Retained strong capital levels.  Tangible capital to tangible assets totaled 10.30% at December 31, 2012.

•                  Increased non-interest income by 9.4%. Our expanded credit team generated strong levels of mortgage banking income in 2012 which had a positive impact on our financial performance.

Compensation Decisions Reflect Our Performance.  The efforts and leadership of the named executive officers on our executive team were critical to our ability to navigate the challenging economic conditions in 2012.  In connection with a review of each named executive’s 2012 job performance, the Company extended the term of the employment agreements with Mr. Cuddy, Mr. Cestare and Ms. Ryder and the change in control severance agreement with Mr. Gallagher through May 20, 2015. Ms. Cyr joined the Company in June 2012 and entered into a two-year change in control severance agreement with the Company at that time. Ms. Cyr’s change in control severance agreement was also extended through May 20, 2015. We believe the current management team will position the Company for continued growth and success in the future and the employment and change in control severance agreements provide our named executive officers with financial security and the Company with management stability.  See “Employment and Change in Control Severance Agreements” for a discussion of the terms and conditions of the agreements. See also, “Executive Compensation — Potential Post-Termination Benefits Tables” for compensation payable to the named executive officers upon termination of employment under the conditions provided for in the agreements.

Company performance is a primary driver for payments under our 2012 Management Incentive Plan (“2012 MIP”). The annual cash incentive opportunities provided under the 2012 MIP were based on Company performance measures that focus on core measures of profitability and efficiency of resources, as well as the execution of individual strategic objectives.  In 2012, the successful execution of individual strategic objectives coupled with the Company’s financial performance resulted in 2012 MIP payouts generally ranging between threshold and target levels. See “Elements Used to Implement our Compensation Objectives — Short-Term Cash-Based Incentive Compensation” for detailed information on the specific payouts to our named executive officers under the 2012 MIP as well as the specific performance criteria used to evaluate each named executive officer.

In 2012, equity compensation continued to be an important component of the overall compensation package for our named executive officers.  The grant of equity awards reflects our pay for performance approach, goal to align our executives with shareholders, as well as our focus on stock ownership for our named executive officers.  See “Executive Compensation — Grants of Plan-Based Awards” for specific information on 2012 equity awards.  See also, “Stock Ownership Requirements”.

In connection with the Compensation Committee’s review of the retirement benefits provided to our named executive officers, the Compensation Committee amended the Bank’s Elective Deferred Compensation Plan to provide our named executive officers with a supplemental retirement benefit equal to the benefits lost under the KSOP as a result of certain Internal Revenue Code limits on compensation.  See “Executive Compensation — Nonqualified Deferred Compensation” for a description of the plan and the benefits provided to the named executive officers.

The following chart outlines the primary components of the 2012 compensation package for our named executive officers.  In addition to the components noted below, our named executive officers participate in the Bank’s health and welfare programs which are available to all our full-time employees, as well as certain retirement arrangements.   See “Elements Used to Implement our Compensation Objectives — Retirement Benefits — Employee Welfare Benefits”.

Annual Compensation Component	Key Features	Purpose	Summary of Fiscal 2012 Actions
Base Compensation	Salary adjustments are considered on an annual basis in consideration of market movement.	Provides a fixed amount of cash compensation for our named executive officers.	Base salaries were adjusted for performance and to maintain levels consistent with market practice.

Short-term Cash-based Incentive Compensation	Individual/division and Company performance goals. Payments made in cash and subject to clawback policy. The Compensation Committee has the authority to cancel, amend and modify the	Motivate and reward the achievement of Company and individual/division performance goals. Reinforces pay-for-performance philosophy.

2012 MIP payouts were based on Company and individual performance. See “Elements Used to Implement our Compensation Objectives — Short-Term Cash-Based Incentive Compensation” for detailed information on

	Management Incentive Plan. The Compensation Committee may also adjust awards in consideration of factors that may influence the safety and soundness of the organization.	the specific payouts to our named executive officers. Mr. Gallagher received a guaranteed 2012 MIP payment of $50,000 in accordance with his written offer of employment from the Bank.

Long-Term Equity-based Incentive Compensation

The 2012 program consists of stock options and time vested restricted stock.

Vesting of restricted stock is based on the following schedule: 60% after three years and 20% each year thereafter.  Non-statutory stock options vest 20% per year over a five year period.  All awards are subject to our clawback policy.

Stock options support our growth strategy, link our named executive officers’ compensation and our stock price and serve as a retention tool.  The extended service requirement under the restricted stock awards serves as a retention tool.

Non-statutory stock options and restricted stock awards were granted to all the named executive officers, except Ms. Kassekert.  Awards were granted subject to time-based vesting.  See “Executive Compensation — Grants of Plan Based Awards” for detailed information on the specific equity awards.

Allocation of Compensation Components

Base salary represents a significant component of our 2012 compensation program for our named executive officers.  However, our use of short-term cash incentives and equity compensation reflects the growing importance of performance-based compensation in our overall compensation structure.  In 2012, 50% of Mr. Cuddy’s total compensation was performance-based and the other named executive officers total performance-based compensation ranged between 0% and 51% of total compensation.

The allocation of base salary and performance-based compensation (short-term cash incentives and equity awards) varies depending upon the role of a named executive officer in our organization and their individual performance.   See “Elements Used to Implement our Compensation Objectives — Short-Term Cash-Based Incentive Compensation” for the individual 2012 MIP scorecards for our named executive officers.

Compensation Philosophy

We ground our compensation philosophy on four (4) basic principles:

•                                          Meeting the Demands of the Market — Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

•                                          Aligning with Stockholders — We use equity compensation as an additional component of our compensation mix to develop a culture of ownership among our named executive officers and to align their individual financial interests with the interests of our stockholders.  Our policy of stock ownership and retention requires our named executive officers to aim or acquire Company common stock having a fair market value equal to a multiple of their base salary within a specific time period.  See “Stock Ownership Requirement” for information on individual stock ownership targets.

•                                          Performance — We believe that a significant amount of executive compensation should be performance-based.  Therefore, our compensation program is designed to reward superior performance and encourage our executive officers to feel accountable for the Company’s financial performance and their individual performance.  In order to achieve this, we have structured our short-term cash-based and equity programs to tie an executive’s compensation, in part, directly to Company and individual performance.

•                                          Reflecting our Business Philosophy — Our approach to compensation reflects our values and the way we do business in the communities we serve.

The Compensation Committee has developed a compensation program for our named executive officers that reflects this philosophy and uses a full range of compensation elements to achieve its objectives.  Our goal is to be a high performing company, therefore, the Compensation Committee has structured an executive compensation program that attracts and retains quality individuals and motivates and rewards them for strong performance.

Role of the Compensation Committee

The Compensation Committee is accountable for developing our executive compensation philosophy and making compensation decisions relating to our named executive officers.  The Committee monitors the success of our program in achieving the objectives of our compensation philosophy.  The Compensation Committee is also responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive programs.

The Compensation Committee operates under a written charter that establishes its responsibilities. A copy of the Compensation Committee Charter can be found on the Company’s website at www.thebeneficial.com. The Compensation Committee reviews the charter annually to ensure that the scope of the charter is consistent with the Compensation Committee’s expected role.  Under the charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program.  The charter vests in the Compensation Committee the sole responsibility for determining the compensation of the chief executive officer based on the Compensation Committee’s evaluation of his performance.  The charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

During 2012, the Compensation Committee met six (6) times, including five (5) executive sessions attended by Compensation Committee members only.  A representative of Pearl Meyer & Partners, our independent compensation consultant, was present by teleconference or in person at four (4) of the meetings.   The current members of the Compensation Committee are Messrs. Frank A. Farnesi (Chairman), Thomas J. Lewis, Edward G. Boehne, Roy D. Yates, and Elizabeth H. Gemmill.

The Compensation Committee annually conducts a self-assessment of its overall performance and regularly engages in education events either through its independent consultant or through attendance at banking industry events.

Role of the Compensation Consultant

In 2012, the Compensation Committee retained the services of Pearl Meyer & Partners, an independent compensation consulting firm, to perform a competitive assessment of the Company’s executive and director compensation programs, as well as to provide guidance on the changing regulatory environment governing executive compensation.  The annual executive and director assessments include, but are not limited to, an assessment of the Company’s compensation program compared to its peers, recommendations for total cash compensation opportunities (base salary and cash incentives), assessment of perquisites, retirement benefits and bonuses for named executive officers, an assessment of the Company’s financial performance relative to its peers, a review of board and committee compensation and equity compensation.  The annual executive and director compensation assessments provide the Compensation Committee with a broad array of information from which to assess the effectiveness of its compensation programs and serve as a foundation for compensation decisions.

In addition to providing annual assessments, Pearl Meyer & Partners advises the Compensation Committee on best practices in light of the changes in the bank regulatory environment and assists the Compensation Committee in designing compensation arrangements that reflect the Company’s compensation philosophy.  In 2012, Pearl Meyer & Partners assisted the Compensation Committee in developing a peer group for the purpose of providing the Company with a basis for comparing its compensation and benefit arrangements against the compensation arrangements provided by other similarly situated financial institutions.  See “Use of Peer Group Data” for information on the Company’s 2012 peer group.

A representative from Pearl Meyer & Partners attends the Compensation Committee meetings upon request for the purpose of reviewing compensation data with the Company and participating in general discussions on compensation and benefits for the named executive officers and board members.  While the Compensation Committee considers input from Pearl Meyer & Partners when making compensation decisions, the Committee’s final decisions reflect many factors and considerations.

Role of Management

Our chief executive officer, in conjunction with representatives of the Compensation Committee and the Human Resources Department, develops recommendations regarding the appropriate mix and level of compensation for our named executive officers (other than himself).  The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee.  The chief executive officer meets with the Compensation Committee to discuss the compensation recommendations for the other named executive officers.  Our chief executive officer does not participate in Compensation Committee discussions relating to the determination of his compensation.

Elements Used to Implement Our Compensation Objectives

We believe that we can meet the objectives of our compensation philosophy by achieving a balance among base salary, short-term incentives and long-term incentives that is competitive with our industry peers and creates appropriate incentives for our named executive officers.  To achieve the necessary balance, our Compensation Committee works closely with Pearl Meyer & Partners and our Human Resources Department.  See “Role of Compensation Consultant” for a detailed description of the services provided by Pearl Meyer & Partners.

Base Salary.  The base salary of each named executive officer is reviewed on an annual basis in connection with the executive’s performance review.  Decisions regarding salary adjustments take into account an executive’s current base salary, market practice and the role/contribution of the executive.  Our goal is to maintain salary levels for the named executive officers at levels consistent with base pay received by those in comparable positions in the market.  We obtain market information from a variety of sources, including survey data gathered by Pearl Meyer & Partners.  See “Use of Peer Group Data”.  We also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of specific commitments we made when a specific officer was hired.  Individual performance, future potential and retention risk are also considered as part of our annual assessment.  See “Executive Compensation—Summary Compensation Table” for salaries paid to our named executive officers in 2012.

Short-Term Cash-Based Incentive Compensation.  Our 2012 MIP is designed to recognize and reward plan participants for their contribution to our success.  Our 2012 MIP measures both Company performance and individual performance.  In 2012, the Company performance measures included earnings per share, tangible capital ratio and efficiency ratio targets, which are core measures of profitability and efficiency of resources.  The individual performance measures were specific to each participant’s job (e.g., strategic growth, lending growth, loan loss experience and deposit growth).  The 2012 MIP provided each plan participant with a target incentive opportunity with the ability to earn more or less based on achievement of pre-determined performance goals.  Target incentive opportunities reflect our philosophy of setting conservative annual incentives that are slightly below market practice to allow for a greater focus on long term incentive opportunities.

The table below summarizes the cash incentive opportunities for our named executive officers in 2012.  The actual cash values associated with each named executive officer’s threshold, target and stretch incentive opportunity (represented as a percentage of base salary below) can be found on his or her individual scorecard which follows the table:

	2012 Incentive Targets (as a Percent of Base Salary)
Position	Threshold Incentive Opportunity	Target Incentive Opportunity	Stretch Incentive Opportunity

President and Chief Executive Officer	20%	40%	60%

Other Named Executive Officers	12.5%	25%	37.5%

The 2012 MIP was administered by the Compensation Committee with the assistance of the Human Resources Department.  The Compensation Committee has sole discretion to adjust payouts under the 2012 MIP in the event of a change in market conditions, regulations or the Company’s business model.  The Compensation Committee uses scorecards to evaluate each participant’s performance and determines the payout under the 2012 MIP.  Incentive payouts earned under the 2012 MIP are subject to the Company’s clawback policy.  See “Clawback Policy” for the terms and conditions of the Company’s clawback policy.  In accordance with the terms of the 2012 MIP, a participant must be employed by the Company as of the date of distribution of the incentive award in order to be eligible for a payout under the plan.

The following scorecards set forth the Compensation Committee’s assessment of each named executive officer (eligible to receive a payout under the 2012 MIP) in relation to the 2012 individual/division and Company performance measures.  The scorecards list each performance goal and the weight given to the achievement of each goal.  The scorecards also illustrate the threshold, target and stretch levels and note the corresponding 2012 MIP payouts.  Threshold, target and stretch values noted on each executive’s scorecard represent the achievement of 90%, 100% and 115%, respectively of the target for each performance measure.  All dollar amounts are in thousands, unless otherwise noted.  Ms. Kassekert was not eligible for a payout under the 2012 MIP as she was not employed by the Company at the end of the performance period.

Gerard Cuddy	Performance Goals				Incentive Opportunity			2012
Performance Measures	Threshold	Target	Stretch	Weight	Threshold Value	Target Value	Stretch Value	Actual Payout
Earnings Per Share	$0.17	$0.19	$0.22	50%	$55,000	$110,000	$165,000	$55,000
Total Expenses (in millions)	$120.1	$118.9	$117.7	10	$11,000	$22,000	$33,000	$22,000
Tangible Capital Ratio	9.00%	9.25%	9.50%	10	$11,000	$22,000	$33,000	$33,000
Efficiency Ratio	—	71.44%	—	10	$11,000	$22,000	$33,000	$11,000
Strategic Initiatives Execution	Committee discretion			20	$22,000	$44,000	$66,000	$44,000
Total				100%	$110,000	$220,000	$330,000	$165,000

Thomas Cestare	Performance Goals				Incentive Opportunity			2012
Performance Measures	Threshold	Target	Stretch	Weight	Threshold Value	Target Value	Stretch Value	Actual Payout
Earnings Per Share	$0.17	$0.19	$0.22	50%	$20,820	$41,641	$62,461	$20,820
Total Expenses (in millions)	$120.1	$118.9	$117.7	10	$4,164	$8,328	$12,492	$8,328
Tangible Capital Ratio	9.00%	9.25%	9.50%	10	$4,164	$8,328	$12,492	$12,492
Efficiency Ratio	—	71.44%	—	10	$4,164	$8,328	$12,492	$4,164
Strategic Initiatives Execution	Committee discretion			20	$8,328	$16,656	$24,984	$24,984
Total				100%	$41,640	$83,281	$124,921	$70,788

Martin Gallagher	Performance Goals				Incentive Opportunity			2012
Performance Measures	Threshold	Target	Stretch	Weight	Threshold Value	Target Value	Stretch Value	Actual Payout
Earnings Per Share	$0.17	$0.19	$0.22	10%	$2,876	$5,752	$8,627	$2,876
Total Operating Expenses (in millions)	$6.57	$6.5	$6.4	20	$5,752	$11,503	$17,255	$0
Decrease Non-performing Assets & REO (in millions)	$22.50	$25.0	$28.75	50	$14,379	$28,758	$43,137	$43,137
Strategic Initiatives Execution	Committee discretion			20	$5,752	$11,503	$17,255	$17,255
Total				100%	$28,759	$57,516	$86,274	$63,268

Pamela Cyr (1)	Performance Goals				Incentive Opportunity			2012
Performance Measures	Threshold	Target	Stretch	Weight	Threshold Value	Target Value	Stretch Value	Actual Payout
Earnings Per Share	$0.17	$0.19	$0.22	10%	$2,375	$4,750	$7,125	$1,188
Total Retail Expenses (in millions)	$38.5	$38.1	$37.7	20	$4,750	$9,500	$14,250	$4,750
Increase Total Core Checking from $753.0 to $846.0 (in millions)	$778.1	$798.1	$818.1	50	$11,875	$23,750	$35,625	$11,875
Strategic Initiatives Execution	Committee discretion			20	$4,750	$9,500	$14,250	$4,750
Total				100%	$23,750	$47,500	$71,250	$22,563

(1)                     Ms. Cyr began participation in the 2012 MIP in June 2012.  My Cyr’s payout under the 2012 MIP has been pro-rated to reflect her participation during the performance period.

Joanne Ryder	Performance Goals				Incentive Opportunity			2012
Performance Measures	Threshold	Target	Stretch	Weight	Threshold Value	Target Value	Stretch Value	Actual Payout
Earnings Per Share	$0.17	$0.19	$0.22	10%	$2,688	$5,375	$8,063	$2,688
Total Expenses (in millions)	$3.84	$3.8	$3.76	20	$5,375	$10,750	$16,125	$10,750
Brand Strategy	Committee discretion			20	$5,375	$10,750	$16,125	$16,125
Market Strategy	Committee discretion			20	$5,375	$10,750	$16,125	$5,375
Strategic Initiatives Execution	Committee discretion			30	$8,063	$16,125	$24,188	$24,188
Total				100%	$26,876	$53,750	$80,626	$59,126

Long-Term Equity-Based Incentive Compensation.  In order to directly align the interests of our executives and stockholders, equity awards make up a significant portion of our named executive officer’s total compensation.  Our 2008 Equity Incentive Plan allows our Compensation Committee to make an annual determination as to who will receive equity awards, the type of awards, vesting conditions and level of the award.  Our annual equity award program is not typical in the thrift industry.  Most converted thrift institutions (e.g. mutual holding companies that have minority shareholder ownership) typically structure equity awards as large, one-time grants to senior executive officers at the time the equity incentive plan is implemented.  We have structured our long-term incentive program more in line with best practices of larger fully public peers, by providing smaller annual grants (rather than one time awards).  In 2012, our long-term equity based incentive program focused on the grant of non-statutory stock options. Accordingly, the upside potential of the stock options granted will not be realized by our name executive officers unless our stock price increases. In addition to stock options, our named executive officers received time-based restricted stock awards.  See “Executive Compensation—Grants of Plan-Based Awards” for detailed information on the equity awards granted during the 2012 fiscal year.  Time vested restricted stock awards granted to our named executive officers in 2012 vest 60% after 3 years of service and 20% for each year of service thereafter.  All non-statutory stock options vest 20% per year over a five year period.  In line with our goal to have a leading edge long-term incentive program consistent with our fully public peers, we continue to evolve our programs consistent with emerging best practice.

Use of Peer Group Data

The Compensation Committee considers information about the practices of its peers and other comparable companies, as well as evolving market practices when it makes compensation decisions.  The Committee considers the compensation levels and arrangements of similarly situated executives in addition to other factors in connection with its decision making process.  Duties, responsibilities and tenure with the Company also weigh in on the Committee’s compensation decisions.   The peer group noted below was developed by Pearl Meyer & Partners using objective parameters that reflect banks of similar asset sizes (i.e., ½ and 2 times Beneficial’s asset size) and location (i.e. banks from CT, DE, NJ, PA, NY, excluding Manhattan) and was approved by the compensation committee.

The Compensation Committee reviews the peer group on an annual basis and updates the peer group as appropriate to ensure that the peer group continues to consist of financial institutions with business models and demographics similar to Beneficial Mutual Bancorp, Inc.  The financial institutions that make up our peer group may change depending on acquisitions, growth and/or business focus of Beneficial Mutual Bancorp, Inc. or our peer institutions. Overall, the goal is to have approximately 18-22 comparative banks in our peer group that provide a market perspective for executive total compensation.

Below is list of the institutions that made up our peer group for 2011 (used to set 2012 pay) and 2012 (used to assess competitiveness of 2012 pay and set 2013 pay).  As noted below, two banks were added to our peer group from 2011 to 2012.  The 2012 peer group’s assets range between $2.5 billion and $12.0 billion, positioning us at approximately the 60th percentile of our peer group.

Company Name

National Penn Bancshares, Inc.	Boyertown	PA
Hudson Valley Holding Corporation	Yonkers	NY
F.N.B. Corporation	Hermitage	PA
Northwest Bancshares, Inc.	Warren	PA
Investors Bancorp, Inc. (MHC)	Short Hills	NJ
Provident Financial Services, Inc.	Jersey City	NJ
First Commonwealth Financial Corporation	Indiana	PA
NBT Bancorp Inc.	Norwich	NY
Community Bank System, Inc.	De Witt	NY
S&T Bancorp, Inc.	Indiana	PA
Kearny Financial Corporation	Fairfield	NJ
Dime Community Bancshares, Inc.	Brooklyn	NY
Flushing Financial Corporation	Lake Success	NY
TrustCo Bank Corp NY	Glenville	NY
WSFS Financial Corporation	Wilmington	DE
Provident New York Bancorp	Montebello	NY
Tompkins Financial Corporation	Ithaca	NY
Lakeland Bancorp, Inc.	Oak Ridge	NJ
Sun Bancorp, Inc.*	Vineland	NJ
Oritani Financial Corp.*	Township of Washington	NJ

* Added to peer group in 2012.

Employment and Change in Control Severance Agreements

Chief Executive Officer/Chief Financial Officer.  We maintain employment agreements with Mr. Cuddy, and Mr. Cestare to outline the terms and conditions of employment and ensure the stability of our management team by providing our top executives with financial protection in the event an executive is terminated in connection with a change in control of the Company or in the event an executive is involuntarily terminated by the Bank or the Company for reasons other than Cause (as defined in the employment agreements). The terms and conditions of our employment agreements are consistent with the agreements provided to executive officers in the thrift industry and reflect best practices, such as the exclusion of tax gross ups. Unless otherwise extended or terminated in accordance with the terms of the agreements, the employment agreements with Messrs. Cuddy and Cestare will expire in May 2015.  See “Executive Compensation— Employment Agreements” and “—Potential Post-Termination Payments” for a detailed discussion of the terms of the employment agreements and the benefits and payments provided upon termination of service for Messrs. Cuddy and Cestare.

Executive Vice President and Director of Brand & Strategy. We also maintain an employment agreement with Ms. Ryder which provides Ms. Ryder with a severance payment in the event she is involuntarily terminated by the Company or the Bank for reasons other than Cause (as defined in her employment agreement) on or before May 20, 2013.  The agreement also provides Ms. Ryder with a severance benefit in the event her employment is terminated in connection with a change in control of the Company.  Unless otherwise extended or terminated in accordance with its terms, Ms. Ryder’s employment agreement will expire in May 2015.  See “Executive Compensation— Employment Agreements” and “—Potential Post-Termination Payments” for a detailed discussion of the terms of the employment agreements and the benefits and payments provided upon termination of service for Ms. Ryder.

Other Named Executive Officers.  Ms. Cyr and Mr. Gallagher have entered into Change in Control Severance Agreements with the Bank.  These agreements provide the executives with financial protection in the event their employment is terminated in connection with a change in control.  Unless otherwise extended or terminated in accordance with its terms, the agreements with Ms. Cyr and Mr. Gallagher will expire in May 2015.   See “Executive Compensation— Change in Control Severance Agreements” and “—Potential Post-Termination Payments” for a detailed discussion of the terms of the change in control severance agreements and the benefits and payments provided upon termination of service for Ms. Cyr and Mr. Gallagher.

The Compensation Committee reviews each contracted officer’s performance and his or her agreement on an annual basis for purposes of determining whether to extend the term of the agreement for an additional year. The Compensation Committee’s decision to extend the term of an agreement with a named executive officer is discretionary and reflects its evaluation of the executive’s role in the Company and his or her overall job performance.

Severance Agreement

In June 2012, the Company and the Bank entered into a separation agreement with Ms. Kassekert regarding the terms of her separation from employment with the Company and the Bank.  See “Executive Compensation - Separation Agreement” for specific information on Ms. Kassekert’s separation agreement.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure an understanding of the financial impact of the program.  Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements.  As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.  To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible.  However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner.  When making grants under the 2008 Equity Incentive Plan, the Compensation Committee considers the tax implications of the awards, therefore all stock options granted under our equity plan, since its implementation, have been non-statutory stock options.

Retirement Benefits; Employee Welfare Benefits

All of our named executive officers are eligible to participate in the tax-qualified retirement plans available to Beneficial Mutual Savings Bank employees.  This includes the Beneficial Mutual Savings Bank Employee Savings and Stock Ownership Plan (“KSOP”) and for those executives employed by Beneficial Mutual Savings Bank prior to June 30, 2008, the Employees’ Pension and Retirement Plan of Beneficial Mutual Savings Bank (“Pension Plan”).  The Pension Plan was frozen effective June 30, 2008 in connection with the restructuring of our retirement program. Our KSOP enables our named executive officers to supplement their retirement savings with elective deferral contributions that we match at specified levels.  The KSOP also provides for additional discretionary employer contributions based on a percentage of participant compensation, subject to the Internal Revenue Code contribution limits.

In addition to our tax-qualified retirement plans, we also maintain two (2) nonqualified supplemental retirement arrangements for certain named executive officers.  These types of supplemental retirement plans assist the Company in attracting and retaining executive talent.  The Compensation Committee periodically reviews the plans with due consideration given to prevailing market practice, overall compensation philosophy and cost to the Company.  Mr. Cuddy is a participant in the Beneficial Mutual Savings Bank Supplemental Pension and Retirement Plan which provides him with a benefit that would have been payable under the Pension Plan but for certain Internal Revenue Code limits on compensation and benefits.  See “Executive Compensation — Pension Benefits — Supplemental Pension and Retirement Plan” for a detailed description of the arrangement and contributions made on behalf of Mr. Cuddy in 2012.  In 2012, the Company amended the Bank’s Elective Deferred Compensation Plan, a non-qualified defined contribution plan, to allow the Bank to provide restorative payments to participants who experience a shortfall in retirement benefits under the KSOP due to Internal Revenue Code limits on compensation that reduce benefits for highly compensated executives under tax-qualified retirement plans. The Compensation Committee designated Messrs. Cuddy, Cestare and Gallagher, as well as Ms. Ryder as participants in the Elective Deferred Compensation Plan.

In addition to retirement programs, we provide our employees with coverage under medical, life insurance and disability plans on terms consistent with industry practice.  The Compensation Committee reviews our retirement programs on an annual basis with due consideration given to prevailing market practice, overall executive compensation philosophy and cost to Beneficial Mutual Savings Bank.

Perquisites

We annually review the perquisites that we make available to our named executive officers. The primary perquisites for senior managers include an automobile allowance and certain club dues.  See “Executive Compensation— Summary Compensation Table” for detailed information on the perquisites provided to our named executive officers.

Stock Compensation Grant and Award Practices; Timing Issues

Our Compensation Committee considers whether to make equity awards to officers and directors on an annual basis and in connection with new hires and promotions. The Compensation Committee considers the recommendations of our chief executive officer and other executive officers with respect to awards contemplated for their subordinates.  The Compensation Committee also consults with Pearl Meyer & Partners to insure our equity award program is competitive with our peer group.  The Compensation Committee is solely responsible for the development of the schedule of equity awards made to our chief executive officer and the other named executive officers.

As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material non-public information, including with respect to the determination of grant dates or stock option exercise prices.  Similarly, we have never timed the release of material non-public information to affect the value of executive compensation.  In general, the release of such information reflects long-established timetables for the disclosure of material non-public information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure. The Compensation Committee’s decisions are reviewed and ratified by the full Board of Directors.

The terms and conditions of each equity award are determined in accordance with the applicable provisions of our equity incentive plan.  The Compensation Committee has structured our current equity program to include the grant of non-statutory stock options, performance shares and restricted shares.  All director awards (non-statutory stock options and restricted stock awards) vest at a rate of 20% per year, beginning on the first anniversary date of the grant date of the award.  All stock options granted to our named executive officers vest at a rate of 20% per year commencing on the first anniversary of the grant date and restricted stock awards vest over a 5 year period with 60% of the award vesting on the third anniversary and 20% of the award vesting each year thereafter.  All stock options and stock awards granted under the equity plan become 100% vested upon an award recipient’s death, disability or a change in control.  The performance share awards granted to our named executive officers vest upon the satisfaction of certain financial benchmarks determined by the Compensation Committee.  For purposes of the performance awards granted in 2008, 2009, 2010, and 2011, the Compensation Committee established a goal that requires the Company to achieve a return on average assets of not less than 1% by the fifth full fiscal year following the date of grant. If at the end of the measurement period the Company has not achieved the return on average assets target, the new benchmark for vesting purposes is attaining a return on average assets that is sufficient to put the Company in the top quartile of thrifts nationwide with assets between $1 billion and $10 billion based on return on average assets.  If neither performance benchmark is reached by the fifth full fiscal year following the grant date, all shares subject to the performance award are forfeited. The named executive officers did not receive performance share awards in 2012.   See “Executive Compensation — Outstanding Equity Awards at Fiscal Year End” for detail on the outstanding equity awards granted to our named executive officers as of December 31, 2012.

In accordance with our equity plan, the Compensation Committee may grant stock options only at or above fair market value, which is defined as the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant.

Stock Ownership Requirements

Under the terms of our Stock Ownership and Retention Policy, our Chief Executive Officer/President is expected to own or acquire Company stock having a fair market value equal to three (3) times his base salary.  All other named executive officers are expected to own or acquire Company common stock having a fair market value at one (1) times each officer’s base salary.  Each named executive officer’s individual stock ownership requirement is based on his or her salary as of March 17, 2011 or for new executives, as of his or her date of hire and will not change due to a change in base salary or fluctuation in the Company’s stock prices.  However, the Corporate Governance Committee, may, from time to time, re-evaluate or revise the guidelines for corporate reasons.  Non-employee directors of the Company are expected to own or acquire Company common stock having a fair market value of ten (10) times the annual retainer received by each director for services rendered as a director of the Company.  All individuals subject to the stock ownership and retention policy have five (5) years from appointment as a named executive officer or director (whichever is applicable) or within five (5) years of March 17, 2011, whichever is later, to satisfy the stock ownership guidelines.  Shares counted towards the ownership requirements include shares of Company common stock purchased in the open market, owned out right by an individual, or members of his or her immediate family residing in the same household, whether held individually or jointly, restricted stock granted under the Company’s equity plans, shares held in trust or by a limited family partnership and shares acquired through the Beneficial Mutual Savings Bank KSOP.  Failure to meet, or in unique circumstances to show sustained progress toward meeting the stock ownership guidelines, may result in a reduction in future long-term incentive grants and/or payment of future annual incentives in the form of stock.  In addition to stock ownership requirements, the Company also established a mandatory holding period of six (6) months for stock acquired under the Company’s equity incentive plan.  Once stock ownership goals are achieved, the ownership requirement amount should be maintained for as long as an individual is subject to the stock ownership guidelines.

Clawback Policy

Our stock-based and cash-based incentive plans provide that if our Board of Directors determines that a named executive officer alters, inflates or inappropriately manipulates the performance/financial results of Beneficial Mutual Bancorp, Inc. or violates recognized ethical business standards the Board will, to the extent permitted by applicable law, seek recoupment from that named executive officer of any portion of performance-based compensation (cash or stock) paid to the named executive officer.  Effective January 1, 2012, we adopted a clawback policy that incorporates the plan provisions and further states that if a named executive officer engages in fraud or willful misconduct that causes or otherwise contributes to the need for a material restatement of our financial results, the Board of Directors will direct the Compensation Committee to review all performance-based compensation awarded to or earned by that named executive officer during three-year period prior to the fiscal periods materially affected by the restatement. If, in the Compensation Committee’s view, the performance-based compensation would have been lower if it had been based on the restated results, the Board will, to the extent permitted by applicable law, seek recoupment from that named executive officer of any portion of such performance-based compensation as it deems appropriate after a review of all relevant facts and circumstances. The Compensation Committee will monitor our clawback policy as further guidance is released by the U.S. Securities and Exchange Commission as part of the Dodd-Frank Act.

Risk Assessment

At the direction of the Compensation Committee, the Company has reviewed its compensation and benefit programs to determine if the programs create undesired or unintentional risk of a material nature. This risk assessment process included a review of program policies and practices; program analysis to identify risk and risk control related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the support of the programs and their risks to Company strategy.  The results of the risk assessment concluded that our compensation policies and practices do not encourage excessive risk-taking; are compatible with effective internal controls and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Executive Compensation

Summary Compensation Table.  The following table provides information concerning the total compensation awarded, earned or paid to the principal executive officer and principal financial officer of the Company and our three other most highly compensated executives.  These officers are referred to as the “named executive officers” in this document.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Gerard P. Cuddy	2012	$540,769	$—		$182,600	$263,250	$165,000		$44,132	$29,721	$1,225,472
President and Chief	2011	510,000	—		209,500	98,700	285,600		7,926	26,389	1,138,115
Executive Officer	2010	510,000	—		145,500	53,400	—		5,554	30,028	744,482

Thomas D. Cestare (5)	2012	331,250	—		118,690	175,500	70,788		12,194	13,613	722,035
Executive Vice President and	2011	325,000	—		293,300	98,700	121,875		—	21,903	860,778
Chief Financial Officer	2010	161,250	75,000		25,000	8,625	75,000		—	8,225	353,100

Martin F. Gallagher (6)	2012	228,895	50,000	(7)	63,910	140,400	63,268	(8)	1,734	12,740	560,947
Executive Vice President and	2011	116,827	30,000		20,500	7,900	—		—	5,360	180,587
Chief Credit Officer	2010	—	—		—	—	—		—	—	—

Joanne R. Ryder	2012	209,231	—		54,780	112,320	59,126		1,476	14,752	451,685
Executive Vice President and	2011	190,000	—		50,280	65,800	59,375		—	12,427	377,882
Director of Brand & Strategy	2010	174,775	—		29,100	8,900	15,114		—	12,772	240,661

Pamela M. Cyr (9)	2012	142,273	—		17,620	40,375	22,563	(10)	—	566,474	789,305
Executive Vice President and	2011	—	—		—	—	—		—	—	—
Chief Retail Banking Officer	2010	—	—		—	—	—		—	—	—

Denise Kassekert (11)	2012	813,510	—		—	—	—		—	7,333	820,843
Former Executive Vice	2011	279,720	—		67,040	32,900	52,650		—	14,361	446,671
President	2010	280,800	—		77,600	17,800	—		—	14,700	390,900

(1)         Reflects the grant date aggregate fair value calculated in accordance with FASB ASC Topic 718 on outstanding restricted stock awards for each of the named executive officers.  The amounts were calculated based on the Company’s stock price as of the date of grant as follows: (i) $8.81 for Ms. Cyr’s 2012 restricted stock awards and $9.13 for all other 2012 restricted stock awards; (ii) $8.20 for Mr Gallagher’s 2011 restricted stock awards and $8.38 for all other 2011 restricted stock awards; and (iii) $10.00 for 2010 restricted stock awards for Mr. Cestare and $9.70 for all other 2010 restricted stock awards.  When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.

(2)         Reflects the grant date aggregate fair value calculated  in accordance with FASB ASC Topic 718  for outstanding stock option awards for each of the named executive officers based upon a fair value for each option using the Black-Scholes option pricing model as follows: (i)  $3.23 for Ms Cyr’s 2012 option awards and $3.51 for all other 2012 option awards; (ii) $3.16 for Mr. Gallagher’s option awards and $3.29 for all other 2011 option awards; and (iii) $3.45 for 2010 option awards for Mr. Cestare and $3.56 for all other 2010 option awards.  The Company uses the Black-Scholes option pricing model to estimate its compensation cost for stock options awards.  For further information on the assumptions used to compute fair value, see Note 18 to the Notes to the Consolidated Financial Statements included in this Form 10-K.  The actual value, if any, realized by a named executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised.  Accordingly, there is no assurance that the value realized by a named executive officer will be at or near the value estimated above.

(3)         Represents the actuarial change in pension value in the executives’ amounts during the years ended December 31, 2012, 2011 and 2010 under the Beneficial Mutual Savings Bank Employees’ Pension and Retirement Plan, the Beneficial Mutual Savings Bank Supplemental Pension and Retirement Plan and the Company’s 2012 contribution to the Elective Deferred Compensation Plan. See “Pension Benefits” below for a further discussion of these arrangements.

(4)         Details of the amounts reported in the “All Other Compensation” column for 2012 are provided in the table below.

	Mr. Cuddy		Mr. Cestare		Mr. Gallagher		Ms. Ryder		Ms. Cyr		Ms. Kassekert
Employer contributions to KSOP	$8,138		$13,613		$12,740		$14,752		$5,949		$7,333
Perquisites	21,583	(a)	—	(b)	—	(b)	—	(b)	—	(b)	—	(b)
Change in Control Payment – St. Edmond’s merger	—		—		—		—		560,525		—

(a)              Includes the value of executive’s personal use of a company-owned automobile and club membership fees.

(b)             Did not exceed $10,000.

(5)         Mr. Cestare was employed by the Company and Bank as Executive Vice President and Chief Financial Officer effective July 6, 2010.  Mr. Cestare received a $75,000 hiring bonus in 2010 pursuant to his written offer of employment from the Bank.

(6)         Mr. Gallagher was employed by the Company and Bank as Executive Vice President and Chief Credit Officer effective June 27, 2011.  Accordingly, no compensation information is available prior to that date.  Mr. Gallagher received a $30,000 hiring bonus in 2011 and a $50,000 guaranteed incentive payment in 2012 pursuant to his written offer of employment from the Bank.

(7)         Represents a guaranteed incentive payment made in April 2012 pursuant to Mr. Gallagher’s written offer of employment from the Bank.  Mr. Gallagher did not participate in the 2011 Management Incentive Plan.

(8)         Represents Mr. Gallagher’s payment under the 2012 Management Incentive Plan which consists of $50,000 guaranteed incentive payment pursuant to Mr. Gallagher’s written offer of employment from the Bank and an additional $13,268 earned in satisfaction of performance criteria under the 2012 Management Incentive Plan.

(9)         Ms. Cyr was employed by the Company and Bank on April 3, 2012 and was appointed as Executive Vice President and Chief Retail Banking Officer effective June 15, 2012.  Accordingly, no compensation information is available prior to that date.

(10)    Ms. Cyr’s non-equity incentive plan compensation was pro-rated based on her appointment as Executive Vice President and Chief Retail Officer on June 15, 2012.

(11)    Ms. Kassekert left the Company and the Bank to pursue other opportunities effective June 2012.  All unvested equity awards held by Ms. Kassekert were forfeited. Pursuant to Ms. Kassekert’s employment agreement, the Bank accrued $666,900 in severance during the 2012 fiscal year that will be paid to Ms. Kassekert over the next two years.

Employment Agreements

The Company and the Bank maintain two year employment agreements with Gerard P. Cuddy, Thomas D. Cestare and Ms. Ryder.  The current base salaries under the employment agreements with Messrs. Cuddy, Cestare and Ms. Ryder are $550,000, $333,125 and $215,000, respectively. Each employment agreement permits the Company and the Bank, in their sole discretion, to renew the term of the agreements for an additional year (each year), in connection with the officer’s annual performance reviews, so that the term of the employment agreements remain at two years. Unless otherwise extended or terminated in accordance with the terms of the agreements, the employment agreements with Messrs. Cuddy, Cestare and Ms. Ryder will expire in May 2015.   The employment agreements provide for, among other things, a minimum annual base salary, eligibility to participate in employee benefit plans and programs maintained by the Company and the Bank for the benefit of their employees, including discretionary bonuses, incentive compensation programs, participation in medical, dental, pension, profit sharing, retirement and stock-based compensation plans and certain fringe benefits applicable to executive personnel. The employment agreements also contain a provision that prohibits an executive from competing with the Company or the Bank in the event the executive’s employment is terminated for reasons other than a change in control.

See “Potential Post-Termination Payments” for a discussion of the benefits and payments each executive may receive under the employment agreements upon termination of employment.

Change in Control Severance Agreements

The Bank maintains change in control severance agreements with Martin F. Gallagher and Pamela M. Cyr.  The purpose of the change in control severance agreements is to provide the executives with financial protection if their employment is terminated in connection with a change in control of the Company.  See “—Potential Post-Termination Payments” for a discussion of the benefits and payments each executive is entitled to upon termination of employment in connection with a change in control.

Separation Agreement

In June 2012, the Bank and the Company entered into a separation agreement with Denise Kassekert for the purpose of outlining the understanding between the parties regarding Ms. Kassekert’s separation from service effective June 15, 2012.  Under the terms of the agreement, the Bank is providing Ms. Kassekert with severance pay in the amount of $666,900 which is payable ratably over a two-year period in accordance with the Bank’s payroll practices.  In consideration for the severance pay and benefits provided to Ms. Kassekert in connection with her separation from service, Ms. Kassekert executed a general release of claims and agreed not to compete with the Bank or the Company or interfere with the business relationships of the Bank or the Company for a period of one-year from her separation from service.

Grants of Plan-Based Awards

2008 Equity Incentive Plan.  The following table provides information concerning all restricted stock and stock option awards granted to the named executive officers in 2012 under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan.  All stock options awarded in 2012 were granted as non-statutory stock options.  Ms. Kassekert was not granted any equity awards in 2012.

Name	Grant Date	Number of Shares of Stock or Units (1)	Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Awards and Options (3)

Gerard P. Cuddy	03/23/2012	20,000	75,000	$9.13	$445,850
Thomas D. Cestare	03/23/2012	13,000	50,000	9.13	294,190
Martin F. Gallagher	03/23/2012	7,000	40,000	9.13	204,310
Joanne R. Ryder	03/23/2012	6,000	32,000	9.13	167,100
Pamela M. Cyr	07/18/2012	2,000	12,500	8.81	57,995

(1)                     For all named executive officers, restricted shares vest according to the following schedule: shares are subject to a three-year cliff vesting schedule whereby no shares vest on the first and second anniversaries of the award; 60% of the shares vest on the third anniversary of the award; and thereafter 20% of the shares each vest on the fourth and fifth anniversaries of the award.

(2)                     Options vest in five equal annual installments beginning on the first anniversary of the date of grant.

(3)                     Sets forth the grant date fair value of stock and option awards calculated in accordance with FASB ASC Topic 718.  The grant date fair value of all March 23, 2012 stock awards is equal to the number of awards multiplied by $9.13, the closing price for the Company’s common stock on the date of grant.  The grant date fair value for option awards is equal to the number of options multiplied by a fair value of $3.51, which was computed using the Black-Scholes option pricing model. The grant date fair value of all July 18, 2012 stock awards is equal to the number of awards multiplied by $8.81, the closing price for the Company’s common stock on the date of grant.  The grant date fair value for option awards is equal to the number of options multiplied by a fair value of $3.23, which was computed using the Black-Scholes option pricing model. For further information on the assumptions used to compute fair value, see Note 18 to the Notes to the Consolidated Financial Statements included in this Form 10-K.

The Company maintains the 2008 Equity Incentive Plan to further its commitment to performance-based compensation and to provide participants with an opportunity to have an equity interest in the Company.  The plan is administered by the Company’s Compensation Committee.  The Compensation Committee has the authority to grant stock options, restricted stock awards and performance shares to officers and directors of the Company and the Bank.  Additional information on the Company’s 2008 Equity Incentive Plan is set forth in the “Compensation Discussion and Analysis” section of this document.

Management Incentive Plan. The following table sets forth the threshold, target and maximum award that may be earned by each eligible named executive officer under our 2012 Management Incentive Plan. See “Compensation Discussion and Analysis—Short-Term Cash-Based Incentive Compensation” for detailed information on the Company and individual performance measures that must be achieved in order for an eligible named executive officer to receive an award under the plan. Ms. Kassekert was not eligible for a payout under the 2012 Management Incentive Plan since she was not employed by the Company at the end of the Plan performance period.

	Date of Corporate	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Approval	Threshold	Target	Maximum

Gerard P. Cuddy	02/14/2012	$110,000	$220,000	$330,000

Thomas D. Cestare	02/14/2012	41,640	83,281	124,921

Martin F. Gallagher	02/14/2012	28,759	57,516	86,274

Joanne R. Ryder	02/14/2012	26,876	53,750	80,626

Pamela M. Cyr	02/14/2012	23,750	47,500	71,250

(1)         The “Summary Compensation Table” shows the actual awards earned by our named executive officers under the 2012 Management Incentive Plan.

The 2012 Management Incentive Plan is designed to recognize and reward executives for their individual and collective contributions to the success of the Company and the Bank.  The plan focuses on performance measures that are critical to the profitability and growth of the Company and its affiliates. See “Compensation Discussion and Analysis—Short-Term Cash-Based Incentive Compensation” for detailed information on the plan and the Company and individual performance measures used by the Compensation Committee to determine payouts under the 2012 Management Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (7)

Gerard P. Cuddy	160,000	40,000	$11.86	08/06/2018	60,000	(2)	$570,000
	9,000	6,000	8.35	03/09/2019	10,500	(3)	99,750
	6,000	9,000	9.70	03/05/2020	15,000	(4)	142,500
	6,000	24,000	8.38	05/27/2021	25,000	(5)	237,500
	—	75,000	9.13	03/23/2022	20,000	(6)	190,000

Thomas D. Cestare	1,000	1,500	10.00	07/06/2020	1,500	(4)	14,250
	6,000	24,000	8.38	05/27/2021	35,000	(5)	332,500
	—	50,000	9.13	03/23/2022	13,000	(6)	123,500

Martin F. Gallagher	500	2,000	8.20	06/27/2021	2,500	(6)	23,750
	—	40,000	9.13	03/23/2022	7,000	(6)	66,500

Joanne R Ryder	20,000	5,000	11.86	08/06/2018	3,000	(6)	28,500
	1,500	1,000	8.35	03/09/2019	1,200	(6)	11,400
	1,000	1,500	9.70	03/05/2020	3,000	(6)	28,500
	4,000	16,000	8.38	05/27/2021	6,000	(6)	57,000
	—	32,000	9.13	03/23/2022	6,000	(6)	57,000

Pamela M. Cyr	—	12,500	8.81	07/18/2022	2,000	(6)	19,000

Denise Kassekert (8)	—	—	—	—	—		—

(1)   Options vest in five equal annual installments beginning one year from the date of grant.

(2)         For Mr. Cuddy, unvested restricted shares vest according to the following schedule: (1) 10,000 shares representing 20% of the award vest on the fifth anniversary of the award, to occur in 2013; and (2) 50,000 shares will vest if certain specified performance requirements are met during the performance measurement period beginning with the twelve months ended December 31, 2009 and ending with the twelve months ended December 31, 2013.

(3)         For Mr. Cuddy, restricted shares vest according to the following schedule: (1) 3,000 shares representing 40% of the award will vest equally on each of the fourth and fifth anniversaries of the award, to occur in 2013 and 2014; and (2) 7,500 shares will vest if certain specified performance requirements are met during the performance measurement period beginning with the twelve months ended December 31, 2010 and ending with the twelve months ended December 31, 2014.

(4)         For Mr. Cuddy, restricted shares vest according to the following schedule: (1) 7,500 shares are subject to a three-year cliff vesting schedule whereby no shares vest on the first and second anniversaries of the award; 60% of the shares vest on the third anniversary of the award; and thereafter 20% of the shares each vest on the fourth and fifth anniversaries of the award; and (2) 7,500 shares will vest if certain specified performance requirements are met during the performance measurement period beginning with the twelve months ended December 31, 2011 and ending with the twelve months ended December 31, 2015.  For Mr. Cestare, restricted shares vest in five equal annual installments beginning on the first anniversary of the date of grant.

(5)         For Mr. Cuddy, restricted shares vest according to the following schedule: (1) 10,000 shares are subject to a three-year cliff vesting schedule whereby no shares vest on the first and second anniversaries of the award; 60% of the shares vest on the third anniversary of the award; and thereafter 20% of the shares each vest on the fourth and fifth anniversaries of the award; and (2) 15,000 shares will vest if certain specified performance requirements are met during the performance measurement period beginning with the twelve months ended December 31, 2012 and ending with the twelve months ended December 31, 2016.  For Mr. Cestare, restricted shares vest according to the following schedule: (1) 20,000 shares are subject to a three-year cliff vesting schedule whereby no shares vest on the first and second anniversaries of the award; 60% of the shares vest on the third anniversary of the award; and thereafter 20% of the shares each vest on the fourth and fifth anniversaries of the award; and (2) 15,000 shares will vest if certain specified performance requirements are met during the performance measurement period beginning with the twelve months ended December 31, 2012 and ending with the twelve months ended December 31, 2016.

(6)         For all named executive officers, restricted shares vest according to the following schedule: shares are subject to a three-year cliff vesting schedule whereby no shares vest on the first and second anniversaries of the award; 60% of the shares vest on the third anniversary of the award; and thereafter 20% of the shares each vest on the fourth and fifth anniversaries of the award.

(7)   Based upon the Company’s closing stock price of $9.50 on December 31, 2012.

(8)         Ms. Kassekert left the Company and the Bank to pursue other opportunities effective June 2012.  All unvested equity awards held by Ms. Kassekert were forfeited.

Pension Benefits

The following table sets forth the actuarial present value of each named executive officer’s accumulated benefit under our tax-qualified and non tax-qualified defined benefit plans, along with the number of years of credited service under the respective plans.  No distributions were made under the plans in 2012.  The Bank froze the Employees’ Pension and Retirement Plan of Beneficial Mutual Savings Bank effective June 30, 2008.  Messrs. Cestare and Gallagher and Ms. Ryder and Ms. Cyr are not participants in the Beneficial Mutual Savings Bank tax-qualified and non-qualified defined benefit plans.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit ($) (2)
Gerard P. Cuddy	Beneficial Mutual Savings Bank Consolidated Pension Plan (3)	0.5	$19,333
	Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank	0.5	30,403

(1)         Represents the number of years of credited service used only to determine the benefits under the pension plan and the supplemental pension plan.  Years of credited service were frozen at June 30, 2008.

(2)         The present value of accumulated benefit assumes normal retirement (age 65), the election of a single life form of pension and is based on a 3.95% discount rate for the Employees’ Pension and Retirement Plan and 3.25% for the Supplemental Pension and Retirement Plan.

(3)         As of December 31, 2010, the Employees’ Pension and Retirement Plan of Beneficial Mutual Savings Bank and the Farmers & Mechanics Bank Restated Pension Plan were merged into one plan entitled the Beneficial Mutual Savings Bank Consolidated Pension Plan.  The merger of the plans did not impact participant benefits.

Consolidated Pension Plan.  The Employees’ Pension and Retirement Plan of Beneficial Mutual Savings Bank and the Farmers & Mechanics Bank Restated Pension Plan were merged into one plan entitled the Beneficial Mutual Savings Bank Consolidated Pension Plan as of December 31, 2010.  The merger of the plans did not impact participant benefits.  The Employees’ Pension and Retirement Plan of Beneficial Mutual Savings Bank was frozen effective June 30, 2008.  The frozen plan provides that an active participant may retire on or after the date the participant attains age 65 and upon retirement, after twenty-five accrual years of service as a participant, receive a monthly pension in the form of a straight life annuity equal to 50% of his or her average monthly compensation. If the participant’s service is less than 25 years, his or her pension will be adjusted by the ratio of service to 25 years.   After attainment of age 55 and the completion of five years of service, an active participant may elect early retirement.  Upon early retirement a participant will be entitled to receive his or her accrued pension commencing on his or her normal retirement date or, if the participant desires, he or she may elect to receive a reduced pension which can commence on the first day of the month concurrent with or next following the participant’s early retirement date.  If the employment of an active participant is terminated because of total and permanent disability, the participant will be entitled to receive a disability pension equal to the participant’s accrued pension, without actuarial reduction, commencing on the date the participant terminates employment due to disability and continuing until his death or until recovery from his total and permanent disability, if prior to age 65.

Participants generally have no vested interest in retirement plan benefits prior to the completion of five years of service.  Following the completion of five years of vesting service, or in the event of a participant’s attainment of age 65 (or the fifth anniversary of participation in the plan, if later), death or termination of employment due to disability, a participant will become 100% vested in his or her accrued benefit under the retirement plan.  The retirement plan provides that a participant may receive, subject to certain spousal consent requirements, his or her pension benefit in any of the following forms: (i) a life annuity, (ii) a reduced life annuity for the participant’s life with 120 monthly payments guaranteed if the participant dies prior to receiving the 120 payments, (iii) a 100%, 75% or 50% joint and survivor annuity, or (iv) a lump sum distribution if the value of the accrued pension benefit is less than $5,000.

Supplemental Pension and Retirement Plan.  The Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank provides benefits which would have been payable to certain officers under the Bank’s Employees’ Pension and Retirement Plan but for certain IRS limitations.  Upon termination of employment with the Bank a participant is eligible to receive benefits under the Supplemental Pension and Retirement Plan equal to the excess, if any, of (i) the benefits which would have been payable to the participant commencing on the first day of the month coincident with or next following the attainment of age 65 under the Pension Plan in the form  of a single life annuity, but for the limitations imposed by the Internal Revenue Code, based on a participant’s compensation and service with Beneficial Bank through June 30, 2008, over (ii) the accrued benefits actually payable under the Pension Plan commencing on the first day of the month coincident with or next following the attainment of age 65 in the form of a single life annuity.  In the event of the death of a participant prior to the commencement of benefits under the Pension Plan and in the event the participant’s spouse or beneficiary is entitled to a survivor’s benefit under the Pension, the spouse or beneficiary shall receive a benefit under the Supplemental Pension and Retirement Plan.

Nonqualified Deferred Compensation

The following table discloses contributions made under the Beneficial Mutual Savings Bank Elective Deferred Compensation Plan, a non-qualified defined contribution plan, for each named executive officer who participated in the plan in 2012, along with the earnings and balances on each executive’s account as of December 31, 2012.

Name	Executive Contributions in Last Fiscal Year	Beneficial Bank Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End

Gerard P. Cuddy	$—	$34,582	$—	$34,582
Thomas D. Cestare	—	12,194	—	12,194
Martin F. Gallagher	—	1,734	—	1,734
Joanne R. Ryder	—	1,476	—	1,476
Pamela M. Cyr	—	—	—	—
Denise Kassekert	—	—	—	—

Elective Deferred Compensation Plan.  The Beneficial Mutual Savings Bank Elective Deferred Compensation Plan, as amended and restated effective January 1, 2012, assists executives designated by the Compensation Committee as participants in maximizing their ability to save on a tax-deferred basis.  In addition to allowing participants to make elective deferrals, the plan permits the Bank to make discretionary matching contributions to eligible employee participants who have made the maximum voluntary contributions permitted under the KSOP.  Effective January 1, 2012, the plan was amended to provide for two types of non-discretionary employer contributions:  profit sharing and matching contributions.  In the event a KSOP participant exceeds the Internal Revenue Code compensation limits under the KSOP, the matching contribution and profit sharing contribution benefits lost due to the Internal Revenue Code compensation limits will be restored under the Bank’s Elective Deferred Compensation Plan.   The plan is intended to constitute an unfunded plan primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees.  Participants receive distributions under the plan upon separation of service.    The assets of the plan trust are subject to the claims of our creditors in the event of insolvency until paid to the plan participants and their beneficiaries as set forth in the plan.

Potential Post-Termination Payments

Payments Made Upon Termination for Cause.  Under the terms of the employment agreements with Messrs. Cuddy and Cestare and Ms. Ryder, if any of the executives is terminated for cause, he or she will receive his or her base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or arrangement under which those benefits are provided.  In addition, a termination for cause will also result in the forfeiture of all unvested stock awards (time-based and performance) and vested stock options that have not been exercised.  Further, participants in the Bank’s 2012 Management Incentive Plan will forfeit all rights to incentive opportunities as a result of termination for cause.

Payments Made Upon Termination Without Cause or for Good Reason.  Under the terms of the employment agreements with Messrs. Cuddy and Cestare and Ms. Ryder, if the Bank or the Company terminates an executive’s employment for reasons other than for cause or a change in control, or if an executive resigns from the Bank or the Company after specified circumstances set forth in the agreements that would constitute constructive termination, the employment agreements provide that the executive or, if the executive dies, his or her beneficiary, would be entitled to receive two (2) times the sum of the executive’s (i) current base salary and (ii) the most recent bonus paid (including performance bonuses paid under the Management Incentive Plan).  The severance benefit would be paid ratably over a two-year period.  In addition, the executive would be entitled to receive, for the 24-month period following his or her termination date, medical, dental and life insurance coverage. If the Bank or the Company terminates its employment relationship with Messrs. Cuddy and Cestare and Ms. Ryder, during the term of their employment agreements for reasons other than cause or a change in control, the executive must adhere to a one-year non-competition restriction.  Under the terms of Ms. Ryder’s employment agreement, the severance benefit described above will be provided only if she is terminated without cause or voluntarily terminates her employment for Good Reason (as defined in the agreement) on or before May 20, 2013.

In the event the executives terminate employment without cause or for good reason they will forfeit all unvested stock awards, performance awards and stock options.

Participants in the Bank’s 2012 Management Incentive Plan must be employed by the Bank on the date the benefits are distributed.  Therefore, if a participant terminates employment without cause or for good reason prior to payment under the 2012 Management Incentive Plan, all rights to plan benefits are forfeited.

Payments Made Upon Disability.  The employment agreements provide each executive with a disability benefit equal to two-thirds of the executive’s bi-weekly rate of base salary as of his or her termination date.  An executive will cease to receive disability payments upon the earlier of:  (1) the date the executive returns to full-time employment; (2) the death of the executive; (3) the executive’s attainment of age 65; or (4) the date the employment agreement would have expired had the executive’s employment not terminated by reason of the executive’s disability. In addition, the executive would continue to be covered, to the greatest extent possible, under all benefit plans in which the executive participated before his or her disability as if he or she were actively employed by us.  Disability payments are reduced by any disability benefits paid to an executive under any policy or program maintained by the Bank.

In the event an executive terminates employment due to disability, he or she will vest 100% in all unvested stock awards and stock options.

If a participant in the Bank’s 2012 Management Incentive Plan terminates his or her service with the Bank due to a disability, his or her award will be prorated based on the period of active employment with the Bank.

Payments Made Upon Death.  Under the employment agreements, the executive’s estate is entitled to receive any salary and bonus accrued but unpaid as of the date of the executive’s death.

In the event a participant in the Bank’s 2012 Management Incentive Plan dies, his or her estate will receive the prorated portion of the participant’s award as of his or her date of death.

Payments Made Upon a Change in Control.  Following a change in control of the Bank or the Company, under the terms of the employment agreements with Messrs. Cuddy and Cestare and Ms. Ryder, if an executive voluntarily terminates (upon circumstances discussed in the agreement) or involuntarily terminates employment, the executive or, if the executive dies, the executive’s beneficiary, would be entitled to receive a lump sum severance payment equal to three (3) times the sum of the executive’s: (i) base salary and (ii) most recent bonus paid (including performance bonuses paid under the Management Incentive Plan) by the Company and/or the Bank.  In addition, the executive would also be entitled to continued medical, dental and life insurance coverage for the executive and his dependents for 36 months following his termination of employment.  Mr. Cuddy would also be entitled to continue his club memberships for 36 months following his termination of employment at no cost to him.  Under the terms of the change in control severance agreements with Ms. Cyr and Mr. Gallagher, if within twelve months of a change in control the executives are involuntarily terminated or voluntarily terminate employment with the Company as a result of not being offered a Comparable Position (as defined in the agreements) the executives would be entitled to a lump sum cash payment equal to two (2) times the executive’s base salary in effect at the time of termination of employment.   In addition, Ms. Cyr and Mr. Gallagher would also be entitled to continued medical, dental and life insurance coverage for 24 months following termination of employment.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control (the “Section 280G Limitation”).  An individual’s base amount is equal to an average of the individual’s Form W-2 compensation for the five years preceding the year a change in control occurs (or such lesser number of years if the individual has not been employed for five years).  Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct such amount for federal tax purposes.  The employment agreements and change in control severance agreements limit payments made to the executives in connection with a change in control to amounts that will not exceed the limits imposed by Section 280G.

Under the terms of the Bank’s KSOP, upon a change in control (as defined in the plan) the plan trustee will repay in full any outstanding acquisition loan and all remaining shares held in the loan suspense account after repayment will be allocated to participants as set forth in the plan.

In the event the executives terminate employment in connection with a change in control, they will vest 100% in all unvested equity awards.

Payments Upon Retirement.  In addition to the tax-qualified retirement benefits and non-qualified retirement benefits set forth in “—Pension Benefits” above, participants in the Bank’s Management Incentive Plan who retire from the Bank will receive a prorated payout based on the period of the participant’s active employment only.

All payments under the Elective Deferred Compensation Plan will be made in accordance with the form and timing elections made at the time of each executive’s deferral election.

Potential Post-Termination Benefits Tables.  The amount of compensation payable to each named executive officer upon termination for cause, termination upon an event of termination, change in control followed by termination of employment, disability, death and retirement is shown below.  The amounts shown assume that such termination was effective as of December 31, 2012, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination.  The amounts do not include the executive’s account balances in the Bank’s tax-qualified retirement plans to which each executive has a non-forfeitable interest.  The amounts shown relating to unvested options and awards are based on the fair market value of the Company’s common stock on December 31, 2012, which was $9.50.  The actual amounts to be paid out can only be determined at the time of such executive’s separation from service with the Company.  Ms. Kassekert was not employed by the Company or the Bank at December 31, 2012.  Accordingly, a post-termination benefit table has not been provided for Ms. Kassekert.

The following table provides the amount of compensation payable to Mr. Cuddy in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason		Change in Control with Termination of Employment		Disability		Retirement		Death
Base salary	$—	$1,100,000	(2)	$1,650,000		$519,444		$—		$—
Annual cash incentive	—	571,200	(2)	856,800		165,000	(4)	165,000	(4)	165,000	(4)
Medical, life and dental insurance benefits	—	29,903		44,854		21,181	(3)	—		—
Fringe benefits (1)	—	—		13,170		—		—		—
Income attributable to vesting of stock awards	—	—		1,239,750		1,239,750		—		1,239,750
Total severance payment	$—	$1,701,103		$3,804,574	(5)	$1,945,375		$165,000		$1,404,750

(1)         Represents the value of club membership fees for 36 months following termination of employment in connection with a change in control.

(2)         Represents the cash payment due under the executive’s employment agreement.  Assumes such payment would be paid ratably over a two-year period.

(3)         Benefits have been calculated based on the date the agreement would have expired had the executive’s employment not terminated due to disability.

(4)         Assumes 2012 Management Incentive Plan payment was made on December 31, 2012.

(5)         The amount shown does not reflect adjustments that would be made to the executive’s total change in control severance payment to insure the executive’s severance payment would not be deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code.

The following table provides the amount of compensation payable to Mr. Cestare in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason		Change in Control with Termination of Employment		Disability		Retirement		Death
Base salary	$—	$666,250	(1)	$999,375		$314,618		$—		$—
Annual cash incentive	—	243,750	(1)	365,625		70,789	(3)	70,789	(3)	70,789	(3)
Medical, life and dental insurance benefits	—	29,831		44,747		21,130	(2)	—		—
Income attributable to vesting of stock awards	—	—		470,250		470,250		—		470,250
Total severance payment	$—	$939,831		$1,879,997	(4)	$876,787		$70,789		$541,039

(1)         Represents the cash payment due under the executive’s employment agreement.  Assumes such payment would be paid ratably over a two-year period.

(2)         Benefits have been calculated based on the date the agreement would have expired had the executive’s employment not terminated due to disability.

(3)   Assumes 2012 Management Incentive Plan payment was made on December 31, 2012.

(4)         The amount shown does not reflect adjustments that would be made to the executive’s total change in control severance payment to insure the executive’s severance payment would not be deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code.

The following table provides the amount of compensation payable to Mr. Gallagher in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason	Change in Control with Termination of Employment	Disability		Retirement		Death
Base salary	$—	$—	$460,126	$—		$—		$—
Annual cash incentive	—	—	—	63,267	(1)	63,267	(1)	63,267	(1)
Medical, life and dental insurance benefits	—	—	29,434	—		—		—
Income attributable to vesting of stock awards	—	—	90,250	90,250		—		90,250
Total severance payment	$—	$—	$579,810	$153,517		$63,267		$153,517

(1)   Assumes 2012 Management Incentive Plan payment was made on December 31, 2012.

The following table provides the amount of compensation payable to Ms. Ryder in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason		Change in Control with Termination of Employment	Disability		Retirement		Death
Base salary	$—	$430,000	(1)	$645,000	$59,722		$—		$—
Annual cash incentive	—	118,750	(1)	178,125	59,125	(3)	59,125	(3)	59,125	(3)
Medical, life and dental insurance benefits	—	1,444		2,166	301	(2)	—		—
Income attributable to vesting of stock awards	—	—		182,400	182,400		—		182,400
Total severance payment	$—	$550,194		$1,007,691	$301,548		$59,125		$241,525

(1)         Represents the cash payment due under the executive’s employment agreement.  Assumes such payment would be paid ratably over a two-year period.

(2)         Benefits have been calculated based on the date the agreement would have expired had the executive’s employment not terminated due to her disability.

(3)   Assumes 2012 Management Incentive Plan payment was made on December 31, 2012.

The following table provides the amount of compensation payable to Ms. Cyr in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason	Change in Control with Termination of Employment	Disability		Retirement		Death
Base salary	$—	$—	$450,000	$—		$—		$—
Annual cash incentive	—	—	—	22,563	(1)	22,563	(1)	22,563	(1)
Medical, life and dental insurance benefits	—	—	16,773	—		—		—
Income attributable to vesting of stock awards	—	—	19,000	19,000		—		19,000
Total severance payment	$—	$—	$485,773	$41,563		$22,563		$41,563

(1)   Assumes 2012 Management Incentive Plan payment was made on December 31, 2012.

In June 2012, Ms. Kassekert advised the Company and the Bank that she would be leaving the employ of the Company and the Bank effective as of June 15, 2012.  Ms. Kassekert is not entitled to any post-termination benefits in connection with her termination of employment (other than those provided under the Bank’s tax-qualified retirement plans in which she participates).  All of Ms. Kassekert’s unvested equity awards were forfeited as of June 15, 2012.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission.  Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this document.  See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of

Beneficial Mutual Bancorp, Inc.

Frank A. Farnesi, Chairman

Edward G. Boehne

Elizabeth H. Gemmill

Thomas J. Lewis

Roy D. Yates

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)                     Security Ownership of Certain Beneficial Owners

The following table provides information as of February 27, 2013 about the persons known to us to be the beneficial owners of more than 5% of Beneficial Mutual Bancorp, Inc.’s outstanding common stock.  A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding (1)
Beneficial Savings Bank MHC 510 Walnut Street Philadelphia, Pennsylvania 19106	45,792,775		57.75%

Wellington Management Co. LLP 280 Congress Street Boston, Massachusetts 02210	6,145,062	(2)	7.75%

(1)  Based on 79,297,478 shares of Beneficial Mutual Bancorp, Inc. common stock outstanding as of February 27, 2013.

(2)  Based solely on a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 14, 2013.

(b)           Security Ownership of Management

The following table provides information about the shares of Beneficial Mutual Bancorp, Inc. common stock that may be considered to be owned by each director of Beneficial Mutual Bancorp, Inc., each executive officer named in the summary compensation table and by all directors and executive officers of Beneficial Mutual Bancorp, Inc. as a group as of February 27, 2013.  Each director, director and named executive officer owned less than 1% of our outstanding common stock as of that date.  A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned (1)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Total
Directors:
Edward G. Boehne	47,500		46,000	93,500
Karen Dougherty Buchholz	10,000		3,000	13,000
Gerard P. Cuddy	186,335		181,000	367,335
Frank A. Farnesi	60,000		46,000	106,000
Donald F. Gayhardt, Jr.	10,000		3,000	13,000
Elizabeth H. Gemmill	65,500		46,000	111,500
Thomas J. Lewis	45,500		46,000	91,500
Joseph J. McLaughlin	47,500	(2)	46,000	93,500
Michael J. Morris	151,327	(3)	46,000	197,327
George W. Nise	106,821	(4)	46,000	152,821
Marcy C. Panzer	6,375		—	6,375
Roy D. Yates	606,860	(5)	46,000	652,860
Named Executive Officers Who Are Not Also Directors:
Thomas D. Cestare	69,946		7,000	76,946
Pamela M. Cyr	10,274		—	10,274
Martin F. Gallagher	17,150		500	17,650
Joanne R. Ryder	40,251		26,500	66,751
All Executive Officers and Directors as a Group (16 persons)	1,481,339		589,000	2,070,339

(1)             This column includes the following:

	Shares of Unvested Restricted Stock Held in Trust Under the Beneficial Mutual Bancorp 2008 Equity Incentive Plan	Shares Held Under the Beneficial Bank Stock-Based Deferral Plan	Shares Held or Allocated Under the Beneficial Bank Employee Savings and Stock Ownership Plan
Mr. Boehne	14,500	—	—
Ms. Buchholz	8,500	—	—
Mr. Cuddy	150,500	—	8,064
Mr. Farnesi	17,000	—	—
Mr. Gayhardt	8,500	—	—
Ms. Gemmill	14,500	—	—
Mr. Lewis	14,500	—	—
Mr. McLaughlin	14,500	—	—
Mr. Morris	14,500	—	—
Mr. Nise	16,500	22,589	—
Ms. Panzer	4,375	—	—
Mr. Yates	14,500	—	—
Mr. Cestare	65,500	—	3,446
Ms. Cyr	6,000	—	274
Mr. Gallagher	15,500	—	1,650
Ms. Ryder	25,200	—	5,897

(2)             Includes 5,000 shares owned by Mr. McLaughlin’s spouse.

(3)             Includes 15,000 shares held by a trust in which Mr. Morris is a beneficiary.

(4)             Includes 15,000 shares held by Mr. Nise’s spouse.

(5)             Includes 28,710 shares held by Mr. Yates’ son.

(c)                      Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                     Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2012.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,333,300	$10.34	1,393,675
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,333,300	$10.34	1,393,675

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Beneficial Mutual Bancorp, Inc. to its executive officers and directors.  However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Beneficial Bank to its executive officers and directors in compliance with federal banking regulations.  Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features.  Beneficial Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.  Notwithstanding this rule, federal regulations permit Beneficial Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although Beneficial Bank does not currently have such a program in place.

Pursuant to Beneficial Mutual Bancorp, Inc.’s audit committee charter,  the audit committee periodically reviews, no less frequently than quarterly, a summary of Beneficial Mutual Bancorp, Inc.’s transactions with directors and executive officers of Beneficial Mutual Bancorp, Inc. and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within our policy and should be ratified and approved.  Also, in accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Beneficial Mutual Bancorp, Inc.’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors.  Additionally, pursuant to Beneficial Mutual Bancorp, Inc.’s Code of Ethics and Business Conduct, all executive officers and directors of Beneficial Mutual Bancorp, Inc. must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of Beneficial Mutual Bancorp, Inc..  Such potential conflicts of interest include, but are not limited to, the following: (1) Beneficial Mutual Bancorp, Inc. conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (2) the ownership of more than 1% of the outstanding securities or 5% of total assets of the employee and/or family members of any business entity that does business with or is in competition with Beneficial Mutual Bancorp, Inc..

The aggregate amount of loans by Beneficial Bank to its executive officers and directors and their affiliates was $114,000 at December 31, 2012.  As of that date, these loans were performing according to their original terms.  The outstanding loans made to our directors and executive officers and their affiliates were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Beneficial Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Director Independence

Beneficial Mutual Bancorp, Inc.’s Board of Directors currently consists of twelve members, each of whom is independent under the listing requirements of the Nasdaq Stock Market, Inc., except for Mr. Gerard P. Cuddy, whom we currently employ as President and Chief Executive Officer.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

As previously disclosed, on April 3, 2012, the Audit Committee of the Board of Directors engaged KPMG LLP as the Company’s independent registered public accounting firm.  The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2012 and 2011 by our auditors.

	2012		2011
Audit Fees (1)	$489,238	(4)	$545,000	(3)
Audit Related Fees (2)	218,761	(4)(5)	15,170	(2)(3)
Tax Fees	100,497	(4)	151,539	(4)
Other Fees	30,545	(4)	38,994	(4)

(1)         Includes professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in Quarterly Reports on Form 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by the Federal Deposit Insurance Corporation Improvement Act or Section 404 of the Sarbanes-Oxley Act), including out-of-pocket expenses.

(2)         Includes certain agreed upon procedures related to the electronic submission of financial information to the U.S. Department of Housing and Urban Development Real Estate Assessment Center (REAC).

(3)         Fees relate to professional services provided by Deloitte & Touche LLP.

(4)         Fees relate to professional services provided by KPMG LLP.

(5)         Include certain professional services rendered relating to the acquisition of SE Financial.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm.

The Audit Committee is responsible for appointing, setting the compensation and overseeing the work of the independent registered public accounting firm.  In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor.  Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.  Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided.  The request may be made with respect to either specific services or a type of service for predictable or recurring services.  During the year ended December 31, 2012, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

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

(3)                                 Exhibits

No.	Description

3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)
4.1	Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
10.1	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy * (3)
10.2	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Thomas D. Cestare * (4)
10.3	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Joanne R. Ryder and certain amendments thereto *
10.4	Change in Control Severance Agreement between Beneficial Bank and Martin F. Gallagher *
10.5	Change in Control Severance Agreement between Beneficial Bank and Pamela M. Cyr *
10.6	Separation Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Denise Kassekert * (5)
10.7	Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank * (3)
10.8	Second Amendment to the Beneficial Mutual Savings Bank Board of Managers Non-Vested Deferred Compensation Plan * (3)
10.9	Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan * (6)
10.10	Beneficial Bank Board of Trustees’ Non-vested Deferred Compensation Plan * (1)
10.11	Beneficial Bank Stock-Based Deferral Plan * (1)
10.12	Severance Pay Plan for Eligible Employees of Beneficial Mutual Savings Bank * (7)
10.13	Beneficial Bank Elective Deferred Compensation Plan, as Amended and Restated as of January 1, 2012 *
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements **

*                 Management contract or compensatory plan, contract or arrangement.

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

(3)         Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.

(4)         Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010.

(5)         Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.

(6)         Incorporated herein by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.

(7)         Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Mutual Bancorp, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of financial condition of Beneficial Mutual Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beneficial Mutual Bancorp, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Beneficial Mutual Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, PA
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beneficial Mutual Bancorp, Inc. and Subsidiaries

Philadelphia, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Beneficial Mutual Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2011 and 2010 consolidated financial statements present fairly, in all material respects, the financial position of Beneficial Mutual Bancorp, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 and 2010 financial statements have been retrospectively adjusted as a result of the adoption of Accounting Standards Update 2011-05.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 14, 2012

February 27, 2013 as to Note 2 and the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2012 and 2011

	2012	2011
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$54,924	$41,130
Overnight Investments	434,984	306,826
Total cash and cash equivalents	489,908	347,956

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $1,237,876 and $842,354 at December 31, 2012 and 2011, respectively)	1,267,491	875,011
Held-to-maturity (estimated fair value of $487,307 and $487,023 at December 31, 2012 and 2011, respectively)	477,198	482,695
Federal Home Loan Bank stock, at cost	16,384	18,932
Total investment securities	1,761,073	1,376,638

LOANS:	2,447,304	2,576,129
Allowance for loan losses	(57,649)	(54,213)
Net loans	2,389,655	2,521,916

ACCRUED INTEREST RECEIVABLE	15,381	16,401

BANK PREMISES AND EQUIPMENT, Net	64,224	59,913

OTHER ASSETS:
Goodwill	121,973	110,486
Bank owned life insurance	40,569	35,277
Other intangibles	9,879	13,334
Other assets	113,742	114,183
Total other assets	286,163	273,280
TOTAL ASSETS	$5,006,404	$4,596,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$328,892	$278,968
Interest-bearing deposits	3,598,621	3,315,834
Total deposits	3,927,513	3,594,802

Borrowed funds	250,352	250,335
Other liabilities	194,666	121,587
Total liabilities	4,372,531	3,966,724

COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized,
None issued or outstanding as of December 31, 2012 and December 31, 2011	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,279,507 and 82,267,457 issued and 79,297,478 and 80,292,707 outstanding, as of December 31, 2012 and 2011, respectively	823	823
Additional paid-in capital	354,082	351,107
Unearned common stock held by employee savings and stock ownership plan	(17,901)	(19,856)
Retained earnings (partially restricted)	329,447	315,268
Accumulated other comprehensive loss	(7,027)	(1,162)
Treasury Stock at cost, 2,982,029 shares and 1,974,750 shares at December 31, 2012 and 2011, respectively	(25,551)	(16,800)
Total stockholders’ equity	633,873	629,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,006,404	$4,596,104

See accompanying notes to consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans	$132,682	$139,685	$146,753
Interest on overnight investments	893	890	437
Interest on trading securities	—	26	85
Interest and dividends on investment securities:
Taxable	33,876	35,955	45,627
Tax-exempt	2,979	3,587	4,612
Total interest income	170,430	180,143	197,514

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	4,712	7,742	10,541
Money market and savings deposits	8,392	9,158	9,507
Time deposits	9,765	12,531	14,710
Total	22,869	29,431	34,758
Interest on borrowed funds	8,104	8,615	15,138
Total interest expense	30,973	38,046	49,896
Net interest income	139,457	142,097	147,618

PROVISION FOR LOAN LOSSES	28,000	37,500	70,200
Net interest income after provision for loan losses	111,457	104,597	77,418

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	7,389	7,720	8,658
Service charges and other income	14,604	15,867	15,934
Mortgage banking income	2,731	916	—
Net gain on sale of investment securities	2,882	652	2,390
Impairment charge on securities available-for-sale	—	—	(88)
Trading securities profits	—	81	326
Total non-interest income	27,606	25,236	27,220

NON-INTEREST EXPENSE:
Salaries and employee benefits	57,529	55,812	61,048
Occupancy expense	9,887	11,040	11,815
Depreciation, amortization and maintenance	8,919	8,683	9,260
Marketing expense	2,811	3,189	5,898
Intangible amortization expense	4,163	3,584	3,511
FDIC insurance	4,221	5,332	5,606
Merger and restructuring charges	2,233	5,058	—
Other	33,362	28,012	31,252
Total non-interest expense	123,125	120,710	128,390
Income (loss) before income taxes	15,938	9,123	(23,752)
INCOME TAX EXPENSE (BENEFIT)	1,759	(1,913)	(14,789)
Net income (loss)	$14,179	$11,036	$(8,963)

NET EARNINGS (LOSS) PER SHARE - Basic and Diluted	$0.18	$0.14	$(0.12)
Average common shares outstanding - Basic	76,657,265	77,075,726	77,593,808
Average common shares outstanding - Diluted	76,827,872	77,231,303	77,593,808

See accompanying notes to consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended December 31, 2012, 2011 and 2010

	For the Year Ended
	December 31,
	2012	2011	2010

Net Income (loss)	$14,179	$11,036	$(8,963)
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $44, $7,075, and $3,264 for the years ended December 31, 2012, 2011, and 2010, respectively)	(115)	11,424	(6,062)
Reclassification adjustment for net gains on available for sale securities included in net income (net of tax of $1,063, $240, and $837 for the years ended December 31, 2012, 2011, and 2010, respectively)	(1,820)	(411)	(1,553)
Reclassification for other than temporary impairment (OTTI) adjsutment (net of tax benefit of $31 for the year ended December 31, 2010)	—	—	57
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $1,684, $6,857, and $370 for the years ended December 31, 2012, 2011, and 2010, respectively)	(3,930)	(10,293)	(1,036)
Total other comprehensive (loss) income	(5,865)	720	(8,594)
Comprehensive income (loss)	$8,314	$11,756	$(17,557)

See accompanying notes to the consolidated financial statements.

BENEFICIAL MUTUTAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

For the Years Ended December 31, 2012, 2011 and 2010

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BEGINNING BALACE, JANUARY 1, 2010	82,264,457	$823	$345,356	$(25,489)	$313,195	$(3,596)	$6,712	$637,001
Net Loss					(8,963)			(8,963)
KSOP shares committed to be released			(114)	2,902				2,788
Stock option expense			1,295					1,295
Restricted stock shares			1,853					1,853
Issuance of common shares	3,000		25					25
Purchase of treasury stock						(9,858)		(9,858)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $3,264)							(6,062)	(6,062)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $837)							(1,553)	(1,553)
Reclassification adjustment for OTTI (net of tax benefit of $31)							57	57
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $370)							(1,036)	(1,036)
BALANCE, DECEMBER 31, 2010	82,267,457	$823	$348,415	$(22,587)	$304,232	$(13,454)	$(1,882)	$615,547
Net income					11,036			11,036
KSOP shares committed to be released			(132)	2,731				2,599
Stock option expense			1,242					1,242
Restricted stock shares			1,582					1,582
Purchase of treasury stock						(3,346)		(3,346)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $7,075)							11,424	11,424
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $240)							(411)	(411)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $6,857)							(10,293)	(10,293)
BALANCE, DECEMBER 31, 2011	82,267,457	$823	$351,107	$(19,856)	$315,268	$(16,800)	$(1,162)	$629,380
Net Income					14,179			14,179
KSOP shares committed to be released			(64)	1,955				1,891
Stock option expense			1,436					1,436
Restricted stock shares			1,502					1,502
Issuance of common shares	12,050		101					101
Purchase of treasury stock						(8,751)		(8,751)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $44)							(115)	(115)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $1,063)							(1,820)	(1,820)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $1,684)							(3,930)	(3,930)
BALANCE, DECEMBER 31, 2012	82,279,507	$823	$354,082	$(17,901)	$329,447	$(25,551)	$(7,027)	$633,873

See accompanying notes to consolidated financial statements

BENEFICIAL MUTUTAL BANCORP, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$14,179	$11,036	$(8,963)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	28,000	37,500	70,200
Depreciation and amortization	5,765	5,526	6,145
Intangible amortization and impairment	4,163	3,584	3,511
Gains on sales of investments	(2,882)	(1,177)	(2,418)
Losses on sales of investments	—	525	28
Impairment of investments	—	—	88
Accretion of discount on investments	(1,094)	(1,576)	(1,871)
Amortization of premium on investments	10,168	1,137	626
Gain on sale of loans	(1,700)	(916)	—
Deferred income taxes	(135)	(6,048)	(6,879)
Net loss from disposition of premises and equipment	529	1,030	679
Proceeds from sale of fixed assets held for sale	(773)	—	—
Other real estate impairment	3,751	1,455	1,237
Gain on sale of other real estate	(734)	—	—
Amortization of KSOP	1,891	2,599	2,786
Increase in bank owned life insurance	(1,479)	(1,459)	(1,461)
Stock based compensation expense	3,039	2,824	3,173
Origination of loans held for sale	(103,339)	(60,133)	—
Proceeds from sale of loans	102,385	59,798	—
Purchases of trading securities	—	(216,487)	(975,066)
Proceeds from sale of trading securities	—	223,546	999,790
Changes in assets and liabilities:
Accrued interest receivable	1,857	3,165	(191)
Accrued interest payable	(155)	342	(1,242)
Income taxes payable (receivable)	949	13,625	(15,592)
Other liabilities	(10,727)	229	(24,312)
Other assets	5,763	11,326	9,689
Net cash provided by operating activities	59,421	91,451	59,957
INVESTING ACTIVITIES:
Loans originated or acquired	(481,427)	(447,373)	(742,879)
Principal repayment on loans	754,938	635,493	655,964
Purchases of investment securities available for sale	(652,619)	(282,770)	(1,249,970)
Proceeds from sales of investment securities available for sale	33,375	318,016	34,116
Proceeds from maturities, calls or repayments of investment securities available for sale	342,874	440,311	957,863
Purchases of investment securities held to maturity	(155,471)	(510,666)	(101,213)
Proceeds from sales of investment securities held to maturity	—	3,526	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	156,867	389,326	62,529
Net proceeds (purchases) from sales of money market funds	22,289	(32,275)	(4,463)
Redemption of Federal Home Loan Bank stock	5,019	4,312	4,824
Acquisition of SE Financial Corp., net cash acquired	2,465	—	—
Proceeds from sale other real estate owned	12,791	2,817	2,787
Purchases of premises and equipment	(7,100)	(2,684)	(11,651)
Proceeds from sale of premises and equipment	—	—	863
Cash used in other investing activities	(153)	(898)	(1,142)
Net cash provided by (used in) investing activities	33,848	517,135	(392,372)
FINANCING ACTIVITIES:
Increase in borrowed funds	75,235	8,100	508,150
Repayment of borrowed funds	(75,218)	(31,082)	(664,882)
Net increase (decrease) in checking, savings and demand accounts	161,945	(314,827)	507,946
Net decrease in time deposits	(104,528)	(9,774)	(98,343)
Purchase of treasury stock	(8,751)	(3,346)	(9,858)
Net cash provided by (used in) financing activities	48,683	(350,929)	243,013
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,952	257,657	(89,402)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	347,956	90,299	179,701
CASH AND CASH EQUIVALENTS, END OF YEAR	$489,908	$347,956	$90,299
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$31,093	$29,089	$35,982
Cash payments (refunds) for income taxes	637	(10,960)	7,573
Transfers of loans to other real estate owned	8,630	4,750	9,944
Transfers of bank branches to other real estate owned	—	—	6,759
Transfers of bank branches to fixed assets held for sale	—	553	—
Securities purchased and not yet settled	103,740	35,615	—
Acquisition of noncash assets and liabilities:
Assets acquired	273,940	—	—
Liabilities assumed	276,405	—	—

See accompanying notes to consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(All dollar amounts are presented in thousands, except per share data)

1.       NATURE OF OPERATIONS

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of the Bank, the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows:  (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio.  All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.  Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.  Accordingly, the various financial services and products offered are aggregated into one reportable operating segment:  community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements - These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  The significant estimates include the allowance for loan losses, goodwill, other intangible assets and deferred income taxes.  Actual results could differ from those estimates and assumptions.

Trading Securities - The Company established a municipal securities program during 2009 to underwrite and trade short-term municipal notes.  The fair value changes for these securities flow through the statement of income. During the year ended December 31, 2011, the Company discontinued this municipal securities program.

Investment Securities - The Company classifies and accounts for debt and equity securities as follows:

Held-to-Maturity - Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are recorded at amortized cost.  Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available-for-Sale - Debt securities that will be held for indefinite periods of time, including equity securities with readily determinable fair values, that may be sold in response to changes to market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.  Realized gains and losses on the sale of investment securities are recorded as of trade date and reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

The Company determines whether any unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments - Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment (“OTTI”) condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In accordance with accounting guidance for equity securities, the Company evaluates its securities portfolio for other-than-temporary impairment throughout the year. Each investment that has an estimated fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary:  (1) the length of time and the extent to which the fair value has been less than book value, (2) the financial condition and the near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Among other factors that are considered in determining the Company’s intent and ability to maintain an investment is a review of the capital adequacy, interest rate risk profile and liquidity position of the Company.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company recorded no OTTI charges during the years ended December 31, 2012 and 2011.  See Note 6 to these consolidated financial statements.

Accounting guidance for debt securities requires the Company to assess whether the loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance requires the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The difference between the fair market value and the credit loss is recognized in other comprehensive income.

The Company invests in Federal Home Loan Bank of Pittsburgh (“FHLB”) stock as required to support borrowing activities, as detailed in Note 13 to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company reports its investment in FHLB stock at cost in the consolidated statements of financial condition.  The Company reviews FHLB stock for impairment based on guidance from FASB ASC Topic 320 for Investments - Debt and Equity Securities and FASB ASC Topic 942 for Financial Services - Depository and Lending and has concluded that its investment is not impaired.

Loans - The Company’s loan portfolio consists of commercial loans, residential loans and consumer loans. Commercial loans include commercial real estate, commercial construction and commercial business loans. Residential loans include residential mortgage and construction loans secured primarily by first liens on one-to four-family residential properties.  Consumer loans consist primarily of home equity loans and lines of credit, personal loans, automobile loans and education loans.  Loan balances are stated at their principal balances, net of unamortized fees and costs.

Interest on loans is calculated based upon the principal amount outstanding.  Loan fees and certain direct loan origination costs are deferred and recognized as a yield adjustment over the life of the loans using the interest method.

Generally, loans are placed on non-accrual status when the loan becomes 90 days delinquent and any collateral or discounted cash flow deficiency is charged-off. Unsecured consumer loans are typically charged-off when they become 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Education loans greater than 90 days continue to accrue interest as they are government guaranteed with little risk of credit loss.

When a loan is determined to be impaired, it is placed on non-accrual status and all interest that had been accrued and not collected is reversed against interest income.  Payments received on non-accrual loans are applied to principal balances until paid in full and then to interest income.  The Bank’s policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

•                  A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•                  An updated appraisal or home valuation which must demonstrates sufficient collateral value to support the debt;

•                  Sustained performance based on the restructured terms for at least six consecutive months;

•                  Approval by the Special Assets Committee which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.

Allowance for Loan Losses - The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors.  Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations.  The allowance for loan losses is maintained at a level that management considers appropriate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio.  Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans.  In addition, the FDIC and the Pennsylvania Department of Banking (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses.

Under the accounting guidance FASB ASC Topic 310 for Receivables, a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.  When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off.  The measurement is based either on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent.  Impairment losses are included in the provision for loan losses.

Troubled Debt Restructurings - The Company considers a loan a TDR when the borrower is experiencing financial difficulty and the Company has granted a concession that it would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (which may include foreclosure or deed in lieu of foreclosure) or a combination of types.  The Company evaluates selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Company considers all TDR loans that are on non-accrual status to be impaired loans. The Company evaluates all TDR loans for impairment on an individual basis in accordance with ASC 310. We will not consider a loan a TDR if the loan modification was a result of a customer retention program.

Loans Acquired With Deteriorated Credit Quality - The Company accounts for loans acquired with deteriorated credit quality in accordance with the provisions included in FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality.  For these loans, the Company determined that there is evidence of deterioration in credit quality since the origination of the loan and that it was probable, at the acquisition date, that the Company will be unable to collect all contractually required payments receivable.  These loans are recorded at fair value, at the acquisition date, reflecting the present value of the amounts expected to be collected.  The Company evaluates loans acquired with deteriorated credit quality individually for further impairment.

Mortgage Banking Activities - The Company originates mortgage loans held for investment and for sale.  At origination, mortgage loans are identified as either held for sale or held for investment.  Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis.

The Company originates residential mortgage loans for sale primarily to institutional investors, such as Fannie Mae. The Company retains the mortgage servicing rights (“MSRs”) for the loans sold.  Effective January 1, 2011, the Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  At December 31, 2012 and 2011, mortgage servicing rights totaled $1.3 million and $647 thousand, respectively, and were included in “other assets” in the Company’s consolidated statements of financial condition.

At December 31, 2012 and 2011, loans serviced for others totaled $169.2 million and $86.5 million, respectively.  Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.   The Company had fiduciary responsibility for related escrow and custodial funds aggregating approximately $2.1 million and $1.1 million at December 31, 2012 and 2011, respectively.

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using a straight-line method over the estimated useful lives of 10 to 40 years for buildings and three to 20 years for furniture, fixtures and equipment.  Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or the useful lives of the respective assets, whichever is less.

Real Estate Owned - Real estate owned includes properties acquired by foreclosure or deed in-lieu of foreclosure and premises no longer used in operations.  These assets are initially recorded at the lower of carrying value of the loan or estimated fair value less selling costs at the time of foreclosure and at the lower of the new cost basis or net realizable value thereafter.  Losses arising from foreclosure transactions are charged against the allowance for loan losses.  The amounts recoverable from real estate owned could differ materially from the amounts used in arriving at the net carrying value of the assets at the time of foreclosure because of future market factors beyond the control of the Company.  Costs relating to the development and improvement of real estate owned properties are capitalized to the extent realizable and supported by the fair value of the property less selling costs and other costs relating to holding the property that are charged to expense.  Real estate owned is periodically evaluated for impairment and reductions in carrying value are recognized in the Company’s consolidated statements of operations as other expenses.

Income Taxes - Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A deferred tax liability is recognized for temporary differences that will result in taxable amounts in future years.  A deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes.  The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The uncertain tax liability for uncertain tax positions was zero for both the years ended December 31, 2012 and December 31, 2011.

Goodwill and Other Intangibles - Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value.  Finite lived intangibles are amortized on an accelerated or straight-line basis over the period benefited. In accordance with FASB ASC Topic 350 for Intangibles - Goodwill and Other, goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, the first step of the two-step quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Consistent with this accounting guidance, goodwill was assessed for impairment as of December 31, 2012 and 2011.

Other intangible assets subject to amortization are evaluated for impairment in accordance with applicable accounting guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles which are amortized over an estimated useful life of ten years.  As of December 31, 2012, the core deposit intangibles net of accumulated amortization totaled $6.9 million.  The remaining balance of other amortizing intangibles includes customer lists amortized over an estimated useful life of 12.5 years.

Cash Surrender Value of Life Insurance - The Company funds the purchase of insurance policies on the lives of certain officers and employees of the Company.  The Company has recognized any change in cash surrender value of life insurance, net of insurance costs in the Company’s consolidated statements of operations.

Comprehensive Income - The Company presents a separate financial statement of comprehensive income that includes amounts from transactions and other events excluded from the Company’s consolidated statements of operations and recorded directly to retained earnings.

Pension and Other Postretirement Benefits - The Company currently provides certain postretirement benefits to qualified retired employees.  These postretirement benefits principally pertain to health insurance coverage and life insurance.  The cost of such benefits is accrued during the years the employee provides service.  The Bank has noncontributory defined benefit pension plans covering many of its employees.  Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract.  The estimated obligations for the plans and contracts are reflected as liabilities on the Company’s consolidated statements of condition.

Employee Savings and Stock Ownership Plan (“KSOP”) - The Company accounts for its KSOP based on guidance  set forth in FASB ASC Topic 715 for Compensation — Retirement Benefits. Shares are released to participants proportionately as the loan is repaid.  If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the KSOP and not allocated to the account of a participant can be used to repay the loan.   Allocation of shares to the KSOP participants is contingent upon the repayment of the loan to the Company.

Stock Based Compensation - The Company accounts for stock awards and stock options granted to employees and directors based on guidance set forth in FASB ASC Topic 718 for Compensation — Stock Compensation. The Company recognizes the related expense for the options and awards over the service period using the straight-line method.

Earnings Per share - The Company follows the guidance set forth in FASB ASC Topic 260 for Earnings Per Share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share are based on the weighted average number of shares and the dilutive impact if any of stock options and restricted stock awards.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest bearing deposits and federal funds sold.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the amendments of ASU 2011-12 effective January 1, 2012 and has applied the amendments retrospectively.  As a result, the Company has presented comprehensive income in two separate but consecutive statements for the years ended December 31, 2012, 2011 and 2010.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has complied with the guidance for the period ended December 31, 2012.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued. The Company early adopted the amendments of this update during the fourth quarter of 2011 (See Note 10).

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB ASC (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the guidance for the period ended December 31, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and International Financial Reporting Standards (IFRSs). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurement, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Effective January 1, 2012, the Company made an election to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to purchase or redeem the financial assets. The amendments in this update apply to all entities, both public and nonpublic. This ASU is effective for the first interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has complied with guidance for the period ended December 31, 2012.

3.                      BUSINESS COMBINATIONS

On April 3, 2012, the Company consummated the transactions contemplated by an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company (the “Merger”).  Immediately thereafter, St. Edmond’s merged with and into the Bank.  Pursuant to the terms of the Merger Agreement, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition.  Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options.  In accordance with the Merger Agreement, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s consolidated statements of operations for the period beginning on April 3, 2012, the date of the acquisition, through December 31, 2012.

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

The acquisition of SE Financial was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $11.5 million, which is not amortizable and is not deductible for tax purposes.  The Company allocated the total balance of goodwill to its banking segment.

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

(Dollars in thousands)
Consideration paid:
Cash paid to SE Financial shareholders	$29,438
Change in control payments	1,904
Value of consideration	$31,342
Assets acquired:
Cash and due from banks	$33,807
Investment securities	39,793
FHLB stock	2,471
Loans	175,231
Premises and equipment	3,729
Bank owned life insurance	3,813
Core deposit intangible	708
Real estate owned	1,155
Accrued interest receivable	837
Deferred tax asset	6,392
Other assets	28,324
Total assets	296,260
Liabilities assumed:
Deposits	275,293
Advances by borrowers for taxes and insurance	482
Accrued interest payable	35
Other liabilities	595
Total liabilities	276,405
Net assets acquired	19,855
Goodwill resulting from acquisition of SE Financial	$11,487

The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 3, 2012 from the amounts originally reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2012:

(Dollars in thousands)
SE Financial goodwill reported as of September 30, 2012	$11,924

Effect of adjustments to:
Loans	(111)
Deferred tax asset	(179)
Other assets	16
Other liabilities	(163)
Adjusted SE Financial goodwill as of December 31, 2012	$11,487

The changes to goodwill during the three months ended December 31, 2012 are primarily due to final market values received on assets acquired.

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

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of April 3, 2012:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$9,807
Contractual cash flows not expected to be collected (nonaccretable difference)	4,532
Expected cash flows at acquisition	5,275

Interest component of expected cash flows (accretable discount)	159
Fair value of acquired loans accounted for under FASB ASC 310-30	$5,116

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value.  The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan.  The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of April 3, 2012:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$175,694
Contractual cash flows not expected to be collected (credit mark)	8,941
Expected cash flows at acquisition	166,753

Interest rate premium mark	3,362
Fair value of acquired loans not accounted for under FASB ASC 310-30	$170,115

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

The fair value of savings and transaction deposit accounts acquired from SE Financial provide value to the Company as a source of below market rate funds.  The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using Beneficial’s historical deposit data. The CDI was valued at $708 thousand or 0.32% of deposits. The intangible asset is being amortized on an accelerated basis over ten years.  Amortization for the three and twelve months ended December 31, 2012 was $32 thousand and $96 thousand, respectively.

The fair value of certificates of deposit accounts was calculated based on the projected cash flows from maturing certificates considering their contractual rates as compared to prevailing market rates. The valuation adjustment is equal to the present value of the difference of these two cash flows, discounted at the prevailing market rates for a certificate with a corresponding maturity. This valuation adjustment was valued at $1.2 million and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years.  Amortization for the three and twelve months ended December 31, 2012 was $154 thousand and $436 thousand, respectively.

Direct costs related to the Merger were expensed as incurred. During the year ended December 31, 2012, the Company incurred $2.2 million in merger and acquisition integration expenses related to the Merger, including $47 thousand of facility expenses, $783 thousand of contract termination expenses, $441 thousand of severance expense, and $893 thousand of other merger expenses.

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

The following table presents actual operating results attributable to SE Financial since the April 3, 2012 acquisition date through December 31, 2012. This information does not include purchase accounting adjustments or acquisition integration costs.

(Dollars in thousands)	SE Financial April 3, 2012 to December 31, 2012
Net interest income	$6,149
Non-interest income	326
Non-interest expense and income taxes	(2,780)
Net income	$3,695

The following table presents unaudited pro forma information as if the acquisition of SE Financial had occurred on both January 1, 2012 and January 1, 2011. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of SE Financial occurred at the beginning of 2012 or 2011. In particular, merger and acquisition integration costs of $2.2 million and $848 thousand incurred by Beneficial and SE Financial, respectively, and expected cost savings are not reflected in the pro forma amounts.

	Pro forma For the Year Ended
(Dollars in thousands)	December 31, 2012	December 31, 2011
Net interest income	$142,055	$153,686
Allowance for loan loss	(28,128)	(38,981)
Non-interest income	27,722	25,942
Non-interest expense and income taxes	(124,871)	(125,986)
Net income	$16,778	$14,661

Net earnings per share
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

4.                      EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 18 to these consolidated financial statements for further discussion of stock grants.

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2012	2011	2010
Basic and diluted earnings per share:
Net income	$14,179	$11,036	$(8,963)
Basic average common shares outstanding	76,657,265	77,075,726	77,593,808
Effect of dilutive securities	170,607	155,577	—
Dilutive average shares outstanding	76,827,872	77,231,303	77,593,808
Net earnings per share
Basic	$0.18	$0.14	$(0.12)
Diluted	$0.18	$0.14	$(0.12)

For the year ended December 31, 2012, there were 2,178,400 outstanding options and no restricted stock grants that were anti-dilutive for the earnings per share calculation.  For the year ended December 31, 2011, there were 2,086,100 outstanding options and 126,000 restricted stock grants that were anti-dilutive for the earnings per share calculation.  For the year ended December 31, 2010, there were 2,001,050 outstanding options and 188,500 restricted stock grants that were anti-dilutive for the earnings per share calculation. There were 143,095 average shares outstanding for the year ended December 31, 2010, which were not included in the computation of diluted earnings per share as the result would have been anti-dilutive under the “if converted” method as the Company was in a net loss position.

5.                      CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances in accordance with federal requirements.  Cash and due from banks in the consolidated statements of financial condition include $20.5 million and $18.6 million at December 31, 2012 and 2011, respectively, relating to this requirement.

Cash and due from banks also includes fiduciary funds of $920 thousand and $1.1 million at December 31, 2012 and 2011, respectively, relating to insurance services.

6.                      INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$26,085	$282	$—	$26,367
GNMA guaranteed mortgage certificates	6,732	254	—	6,986
GSE mortgage-backed securities	940,452	25,416	186	965,682
Collateralized mortgage obligations	157,581	1,250	364	158,467
Municipal bonds	75,534	4,479	—	80,013
Pooled trust preferred securities	10,382	—	1,660	8,722
Money market, mutual funds and certificates of deposit	21,110	144	—	21,254

Total	$1,237,876	$31,825	$2,210	$1,267,491

	December 31, 2012
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$536	$1	$—	$537
GSE mortgage-backed securities	430,256	9,781	—	440,037
Collateralized mortgage obligations	38,909	135	—	39,044
Municipal bonds	5,497	182	—	5,679
Foreign bonds	2,000	10	—	2,010

Total	$477,198	$10,109	$—	$487,307

	December 31, 2011
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$2,478	$691	$30	$3,139
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	204	—	1	203
GNMA guaranteed mortgage certificates	7,874	232	—	8,106
GSE mortgage-backed securities	509,434	27,017	—	536,451
Collateralized mortgage obligations	180,029	2,451	85	182,395
Municipal bonds	85,503	4,653	2	90,154
Pooled trust preferred securities	13,433	—	2,280	11,153
Money market, mutual funds and certificates of deposit	43,399	40	29	43,410

Total	$842,354	$35,084	$2,427	$875,011

	December 31, 2011
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$589	$—	$30	$559
GSE mortgage-backed securities	422,011	3,987	9	425,989
Collateralized mortgage obligations	47,620	199	—	47,819
Municipal bonds	11,975	182	—	12,157
Foreign bonds	500	—	1	499

Total	$482,695	$4,368	$40	$487,023

During the year ended December 31, 2012, the Bank sold $27.6 million of mortgage-backed securities, $2.8 million of equity securities and $362 thousand of other securities that resulted in a gain of $2.5 million. Additionally, the Company recognized a $407 thousand gain that resulted from the re-measurement of the fair value of the Company’s previously held equity interest in SE Financial.  Please refer to note 3 for details.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$24,184	$186	$—	$—	$24,184	$186
Pooled trust preferred securities	—	—	8,722	1,660	8,722	1,660
Collateralized mortgage obligations	68,565	364	—	—	68,565	364
Total temporarily impaired securities	$92,749	$550	$8,722	$1,660	$101,471	$2,210

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and Agency Notes	$—	$—	$103	$1	$103	$1
Mortgage-backed securities	30,186	9	559	30	30,745	39
Municipal and other bonds	—	—	1,205	2	1,205	2
Pooled trust preferred securities	—	—	11,153	2,280	11,153	2,280
Collateralized mortgage obligations	27,157	85	106	—	27,263	85
Foreign Bonds	499	1	—	—	499	1
Subtotal, debt securities	57,842	95	13,126	2,313	70,968	2,408
Equity securities	211	30	—	—	211	30
Mutual Funds	984	29	—	—	984	29
Total temporarily impaired securities	$59,037	$154	$13,126	$2,313	$72,163	$2,467

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

The Company reviewed its portfolio for the year ended December 31, 2012, and with respect to debt securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).

When evaluating for impairment, the Company’s management considers the duration and extent to which fair value is less than cost, the creditworthiness and near-term prospects of the issuer, the likelihood of recovering the Company’s investment, whether the Company has the intent to sell the investment or that it is more likely than not that the Company will be required to sell the investment before recovery, and other available information to determine the nature of the decline in market value of the securities.

The following summarizes, by security type, the basis for the conclusion that the applicable investments within the Company’s available-for-sale and held-to-maturity portfolio were not other than temporarily impaired.

Mortgage-Backed Securities

The Company’s investment in the preceding table that was in a loss position for less than 12 months consisted of one GSE Agency mortgage-backed security with an unrealized loss of 0.8%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2012.

Pooled Trust Preferred Securities

The Company had an unrealized loss of $1.7 million related to its pooled trust preferred securities as of December 31, 2012.  Based on the analysis of the underlying cash flows of these securities, there is no expectation of credit impairment.

Credit impairment is determined through the use of cash flow models and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include the application of default rates, prepayment rates, and loss severities. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.

The following table presents a summary of the significant inputs used in estimating potential credit losses for pooled trust preferred securities as of December 31, 2012:

At
December 31, 2012
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100.0%

The Company’s investment in pooled trust preferred securities shown in the preceding table that were in a loss position for greater than 12 months consisted of two pooled trust preferred securities with an unrealized loss, on average, of 16.0%. The first pooled trust preferred security, Trapeza 2003-4A Class A1A, was rated Aa3 by Moody’s and A+ by Standard & Poor’s. At December 31, 2012, the book value of the security totaled $4.1 million and the fair value totaled $3.9 million, representing an unrealized loss of $0.2 million, or 6.1%. At December 31, 2012, there were a total of 26 banks currently performing of the 37 remaining banks in the security. A total of 19.3%, or $59.0 million, of the current collateral of $305.6 million has defaulted and 16.3%, or $49.7 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in May 2013, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to the Company’s tranche. This represents the assumption of an additional 22.0% of defaults from the remaining performing collateral of $196.9 million. Excess subordination for the Trapeza 2003-4A Class A1A security represents 79.3% of the remaining performing collateral. The excess subordination of 79.3% is calculated by taking the remaining performing collateral of $196.9 million, subtracting the Class A1A or senior tranche balance of $40.8 million and dividing this result, $156.2 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting the Company’s tranche.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and B+ by Standard & Poor’s, which represents a rating of below investment grade. At December 31, 2012, the book value of the security totaled $6.3 million and the fair value totaled $4.8 million, representing an unrealized loss of $1.5 million, or 22.5%. At December 31, 2012, there were a total of 28 banks currently performing of the 39 remaining banks in the security. A total of 14.1%, or $28.0 million, of the current collateral of $198.7 million has defaulted and 15.2%, or $30.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in December 2012, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to the Company’s tranche. This represents the assumption of an additional 24.0% of defaults from the remaining performing collateral of $140.5 million. Excess subordination for the US Capital Fund III A-1 security represents 48.0% of the remaining performing collateral. The excess subordination of 48.0% is calculated by taking the remaining performing collateral of $140.5 million, subtracting the Class A-1 or senior tranche balance of $73.0 million and dividing this result, $67.4 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting the Company’s tranche.

Based on the above analysis, the Company expects to recover its entire amortized cost basis of the securities and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Collateralized Mortgage Obligations

The Company’s investments in collateralized mortgage obligations (“CMOs”) shown in the preceding table that were in a loss position for less than 12 months and had unrealized losses, on average, of 0.5%, consisted of two non-agency CMOs and four GSE agency CMOs. The decline in the market value of the non-agency CMOs is attributable to the widening of credit spreads in the non-agency CMO market. The Company performs a qualitative analysis by monitoring certain characteristics of its non-agency CMOs, such as ratings, delinquency and foreclosure percentages, historical default and loss severity ratios, credit support and coverage ratios and, based on the analysis performed at December 31, 2012, the Company expects to recover its entire amortized cost basis of these securities.  The unrealized losses in the GSE agency CMOs is due to current interest rate levels relative to the Company’s cost and not credit quality. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

The following table sets forth the stated maturities of the investment securities at December 31, 2012. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. For purposes of this table they are presented separately.

	December 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$5,635	$5,696	$3,983	$4,016
Due after one year through five years	6,415	6,643	10,065	10,465
Due after five years through ten years	61,677	64,402	186,265	190,455
Due after ten years	38,459	38,546	79,142	79,256
Mortgage-backed securities	1,104,765	1,131,135	517,308	544,557
Equity securities	––	––	2,478	3,139
Money market and mutual funds	20,925	21,069	43,113	43,123
Total	$1,237,876	$1,267,491	$842,354	$875,011

Held-to-maturity:
Due in one year or less	$4,142	$4,177	$10,615	$10,672
Due after one year through five years	2,850	2,913	1,230	1,275
Due after five years through ten years	505	599	48,250	48,529
Due after ten years	—	—	—	—
Mortgage-backed securities	469,701	479,618	422,600	426,547
Total	$477,198	$487,307	$482,695	$487,023

At December 31, 2012 and December 31, 2011, $438.4 million and $543.1 million, respectively, of securities were pledged to secure municipal deposits. At December 31, 2012 and December 31, 2011, the Company had $96.2 million and $141.3 million, respectively, of securities pledged as collateral on secured borrowings.  At December 31, 2012, the Company had no securities pledged at the Federal Reserve Bank of Philadelphia, while at December 31, 2011, the Company pledged $216 thousand of securities to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.

7.             LOANS

Major classifications of loans at December 31, 2012 and 2011 are summarized as follows:

December 31,
(Dollars in thousands)	2012	2011

Commercial:
Commercial real estate	$639,557	$547,010
Commercial business loans	332,169	429,266
Commercial construction	105,047	233,545
Total commercial loans	1,076,773	1,209,821

Residential:
Residential real estate	665,246	623,955
Residential construction	2,094	5,581
Total residential loans	667,340	629,536

Consumer loans:
Home equity & lines of credit	258,499	268,793
Personal	55,850	73,094
Education	217,896	234,844
Automobile	170,946	160,041
Total consumer loans	703,191	736,772
Total loans	2,447,304	2,576,129

Allowance for losses	(57,649)	(54,213)
Loans, net	$2,389,655	$2,521,916

Included in the balance of residential loans are approximately $2.7 million and $1.3 million of loans held for sale at December 31, 2012 and December 31, 2011, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the year ended December 31, 2012 and 2011, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $100.7 million and $56.3 million, respectively, and recorded mortgage banking income of approximately $2.7 million and $916 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchaser of the loans.

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $114 thousand, $202 thousand and $511 thousand at December 31, 2012, 2011, and 2010, respectively.  The amount of payoffs and repayments with respect to such loans during the years ended December 31, 2012, 2011 and 2010 totaled $88 thousand, $310 thousand and $6 thousand, respectively.  There were no new related party loans granted during the year ended December 31, 2012. For the years ended December 31, 2011 and 2010 there were $1 thousand and $198 thousand, respectively, of new related party loans granted.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and all loans rated substandard or worse that are 90 days past due, as a result, no specific valuation allowance was maintained at December 31, 2012 and 2011 for non-performing loans.

The summary activity in the allowance for loan losses for all portfolios for the years ended December 31, 2012, 2011, and 2010:

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2012 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	7,590	9,867	5,803	736	479	979	681	135	1,070	—	27,340
Recoveries	218	905	675	36	—	253	201	—	488	—	2,776
Provision	13,112	11,674	(1,421)	1,373	556	1,103	687	159	757	—	28,000
Allowance ending balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	21,994	18,088	8,242	2,293	142	2,397	2,062	303	1,578	550	57,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$37,358	$18,748	$13,407	$15,075	$783	$1,110	$592	$—	$119	$—	$87,192
Collectively evaluated for impairment	601,981	313,421	89,866	649,815	1,311	257,389	55,258	217,896	170,827	—	2,357,764
Loans acquired with deteriorated credit quality(1)	218	—	1,774	356	—	—	—	—	—	—	2,348
Total Portfolio	$639,557	$332,169	$105,047	$665,246	$2,094	$258,499	$55,850	$217,896	$170,946	$—	$2,447,304

(1)      Loans acquired with deteriorated credit quality are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2011 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	8,508	5,897	16,063	968	36	587	1,643	147	1,185	—	35,034
Recoveries	651	1,027	3,333	28	—	461	310	—	571	—	6,381
Provision	9,318	5,839	18,225	706	71	10	2,211	129	991	—	37,500
Allowance ending balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	16,254	15,376	14,791	1,620	65	2,020	1,855	279	1,403	550	54,213
Total Allowance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Financing receivable:
Ending balance
Individually evaluated for impairment	$38,324	$31,666	$40,349	$12,477	$1,850	$499	$436	$—	$97	$—	$125,698
Collectively evaluated for impairment	508,686	397,600	193,196	611,478	3,731	268,294	72,658	234,844	159,944	—	2,450,431
Total Portfolio	$547,010	$429,266	$233,545	$623,955	$5,581	$268,793	$73,094	$234,844	$160,041	$—	$2,576,129

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2010 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Lines of Credit	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$9,842	$20,515	$4,344	$5,460	$97	$2,169	$1,041	$903	$1,484	$—	$45,855
Charge-offs	22,210	14,505	29,631	918	—	2,106	984	198	1,090	—	71,642
Recoveries	162	171	—	2	—	71	208	—	339	—	953
Provision	26,999	8,226	34,583	(2,690)	(67)	2,002	712	(408)	293	550	70,200
Allowance ending balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	14,793	14,407	9,296	1,854	30	2,136	977	297	1,026	550	45,366
Total Allowance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,769	$21,634	$31,519	$13,414	$308	$—	$89	$—	$70	$—	$95,803
Collectively evaluated for impairment	571,965	420,247	236,795	674,151	10,849	288,875	93,947	249,696	154,074	—	2,700,599
Total Portfolio	$600,734	$441,881	$268,314	$687,565	$11,157	$288,875	$94,036	$249,696	$154,144	$—	$2,796,402

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities.  Under the accounting guidance FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.  When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off.  The measurement is based either on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent.  Most of the Company’s commercial loans are collateral dependent and therefore the Company uses the value of the collateral to measure the loss. Any collateral or discounted cash flow deficiency for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

Classified Loans

The Bank’s credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful.  The classification of a loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in one classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral or discounted cash flow deficiency on all loans classified as substandard or worse. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at December 31, 2012 and 2011:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December 31, 2012
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$557,397	87%	$280,375	84%	$75,788	72%	$656,936	99%	$1,311	63%	$1,571,807	90%
Special Mention	36,468	6%	30,106	9%	4,061	4%	—	—%	—	—%	70,635	3%
Substandard	44,281	7%	19,596	6%	25,198	24%	8,310	1%	783	37%	98,168	6%
Doubtful	1,411	—%	2,092	1%	—	—%	—	—%	—	—%	3,503	1%
Total	$639,557	100%	$332,169	100%	$105,047	100%	$665,246	100%	$2,094	100%	$1,744,113	100%

	December 31, 2011
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$499,976	91%	$367,525	86%	$175,825	75%	$611,478	98%	$3,731	67%	$1,658,535	90%
Special Mention	8,710	2%	30,075	7%	17,371	8%	—	—%	—	—%	56,156	3%
Substandard	31,382	6%	27,672	6%	30,483	13%	12,477	2%	1,850	33%	103,864	6%
Doubtful	6,942	1%	3,994	1%	9,866	4%	—	—%	—	—%	20,802	1%
Total	$547,010	100%	$429,266	100%	$233,545	100%	$623,955	100%	$5,581	100%	$1,839,357	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of December 31, 2012 and 2011:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	December 31, 2012
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$257,389	100%	$55,258	99%	$193,883	89%	$170,827	100%	$677,357	96%
Non-performing	1,110	—%	592	1%	24,013	11%	119	—%	25,834	4%
Total	$258,499	100%	$55,850	100%	$217,896	100%	$170,946	100%	$703,191	100%

	December 31, 2011
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$268,294	100%	$72,658	99%	$206,421	88%	$159,944	100%	$707,317	96%
Non-performing	499	—%	436	1%	28,423	12%	97	—%	29,455	4%
Total	$268,793	100%	$73,094	100%	$234,844	100%	$160,041	100%	$736,772	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of December 31, 2012, are as follows:

December 31,
(Dollars in thousands)	2012

Oustanding principal balance	$3,199
Carrying amount	2,348

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 3, 2012 acquisition date through December 31, 2012:

Accretable
(Dollars in thousands)	Discount

Balance, April 3, 2012	$159
Accretion	(87)
Balance, December 31,2012	$72

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2012

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$9,532	21%	$1,857	10%	$23,754	34%	$35,143	26%	$604,414	26%	$639,557	26%	$—	$25,636	37%
Commercial business loans	750	2%	2,785	15%	7,394	10%	10,929	8%	321,240	14%	332,169	14%	—	13,255	19%
Commercial construction	9,990	22%	1,735	9%	6,986	10%	18,711	14%	86,336	4%	105,047	4%	—	13,407	20%
Total commercial	$20,272	45%	$6,377	34%	$38,134	54%	$64,783	48%	$1,011,990	44%	$1,076,773	44%	$—	$52,298	76%

Residential:
Residential real estate	$3,817	9%	$1,786	9%	$7,646	11%	$13,249	10%	$651,997	28%	$665,246	27%	$—	$13,515	20%
Residential construction	—	—%	—	—%	783	1%	783	1%	1,311	—%	2,094	—%	—	783	1%
Total residential	$3,817	9%	$1,786	9%	$8,429	12%	$14,032	11%	$653,308	28%	$667,340	27%	$—	$14,298	21%

Consumer loans:
Home equity & lines of credit	$1,291	3%	$406	2%	$263	—%	$1,960	1%	$256,539	11%	$258,499	11%	$—	$1,110	2%
Personal	498	1%	327	2%	187	—%	1,012	1%	54,838	2%	55,850	2%	—	592	1%
Education	15,852	36%	9,963	52%	24,013	34%	49,828	37%	168,068	8%	217,896	9%	24,013	—	—%
Automobile	2,717	6%	227	1%	—	—%	2,944	2%	168,002	7%	170,946	7%	—	119	—%
Total consumer	$20,358	46%	$10,923	57%	$24,463	34%	$55,744	41%	$647,447	28%	$703,191	29%	$24,013	$1,821	3%

Total	$44,447	100%	$19,086	100%	$71,026	100%	$134,559	100%	$2,312,745	100%	$2,447,304	100%	$24,013	$68,417	100%

(1)                                 Non-accruing loans do not include $2.3 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2011

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

Troubled Debt Restructured Loans

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Company considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types.  The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates.  The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status.  The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes. The Bank’s policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

•            A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•            An updated appraisal or home valuation which must demonstrates sufficient collateral value to support the debt;

•            Sustained performance based on the restructured terms for at least six consecutive months;

•            Approval by the Special Assets Committee which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.

The Bank had 31 loans totaling $20.8 million and 36 loans totaling $23.7 million whose terms were modified in a manner that met the criteria for a TDR as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 7 were commercial business loans with an aggregate outstanding balance of $9.2 million, 3 were commercial construction with an aggregate outstanding balance of $2.7 million, 2 were residential real estate loans with an aggregate outstanding balance of $145 thousand, and the remaining 9 were consumer loans with an aggregate outstanding balance of $908 thousand. The Company had accruing TDRs in the amount of $5.5 million as of December 31, 2012 that were modified during the year.  As of December 31, 2011, 11 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 10 were commercial business loans with an aggregate outstanding balance of $9.9 million, one was a commercial construction loan with an outstanding balance of $3.9 and the remaining 14 loans were residential real estate loans with an aggregate outstanding balance of $2.1 million.

The following tables summarize information about TDRs as of and for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	13	$9,066
Modifications granted:
Reduction of outstanding principal due	2	5,493
Deferral of principal amounts due	11	3,573
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	13	10,761
Outstanding principal balance immediately after modification	13	9,066
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	7,693
Outstanding principal balance at period end	31	20,830
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Year Ended December 31, 2011
(Dollars in 000’s, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$1,801
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	43
Temporary reduction in interest rate	1	60
Deferral of interest due	2	1,698
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	4	1,801
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	5,545
Outstanding principal balance at period end	36	23,709
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the extent of the impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value or discounted cash flows.  However, collateral value is predominantly used to assess the fair value of an impaired loan. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral or expected repayments exceed the recorded investments in such loans.

Components of Impaired Loans

Impaired Loans

For the Year Ended December 31, 2012

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$25,636	$36,691	$—	$29,310	$—	$—
Commercial Business	18,747	25,128	—	21,439	279	—
Commercial Construction	13,407	24,016	—	24,043	—	—
Residential Real Estate	13,515	14,374	—	12,718	—	—
Residential Construction	783	783	—	1,491	—	—
Home Equity and Lines of Credit	1,110	1,127	—	1,040	—	—
Personal	592	743	—	535	—	—
Education	—	—	—	—	—	—
Auto	119	126	—	71	—	—
Total Impaired Loans:	$73,909	$102,988	$—	$90,647	$279	$—

Commercial	$57,790	$85,835	$—	$74,792	$279	$—
Residential	14,298	15,157	—	14,209	—	—
Consumer	1,821	1,996	—	1,646	—	—
Total	$73,909	$102,988	$—	$90,647	$279	$—

The impaired loans table above includes $5.5 million of accruing TDRs that were modified during 2012 and are performing in accordance with their modified terms.  We recorded $279 thousand of interest income related to these accruing TDRs during the year ended December 31, 2012.  The impaired loans table above does not include $2.3 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2011

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$29,367	$42,143	$—	$30,075	$—	$—
Commercial Business	26,959	34,182	—	25,051	—	—
Commercial Construction	36,222	60,114	—	41,087	—	—
Residential Real Estate	12,477	13,139	—	14,998	—	—
Residential Construction	1,850	1,850	—	1,006	—	—
Home Equity and Lines of Credit	499	504	—	428	—	—
Personal	436	830	—	575	—	—
Education	—	—	—	—	—	—
Auto	97	97	—	95	—	—
Total Impaired Loans:	$107,907	$152,859	$—	$113,315	$—	$—

Commercial	$92,548	$136,439	$—	$96,213	$—	$—
Residential	14,327	14,989	—	16,004	—	—
Consumer	1,032	1,431	—	1,098	—	—
Total	$107,907	$152,859	$—	$113,315	$—	$—

Impaired Loans

For the Year Ended December 31, 2010

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$28,769	$50,044	$—	$29,028	$6	$795
Commercial Business	21,634	32,114	—	13,870	—	71
Commercial Construction	31,519	61,150	—	33,946	—	—
Residential Real Estate	13,414	13,823	—	3,745	—	—
Residential Construction	308	722	—	302	—	—
Consumer Personal	159	159	—	339	—	—
Total Impaired Loans:	$95,803	$158,012	$—	$81,230	$6	$866

Commercial	$81,922	$143,308	$—	$76,844	$6	$866
Residential	13,722	14,545	—	4,047	—	—
Consumer	159	159	—	339	—	—
Total	$95,803	$158,012	$—	$81,230	$6	$866

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at December 31, 2012. Interest income that would have been recorded for the year ended December 31, 2012, had impaired loans been current according to their original terms, amounted to approximately $4.7 million.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at December 31, 2012 and 2011 amounted to approximately $92.4 million and $136.3 million, respectively, and include $24.0 million and $28.4 million in guaranteed student loans, respectively.

8.                          ACCRUED INTEREST RECEIVABLE

The following table provides information on accrued interest receivable at December 31, 2012 and 2011.

	2012		2011
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Interest-bearing deposits	$57	0.37%	$39	0.24%
Investment securities	4,269	27.76%	4,359	26.58%
Loans	11,055	71.87%	12,003	73.18%

Total accrued interest receivable	$15,381	100.00%	$16,401	100.00%

9.                      BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 consist of the following:

(Dollars in thousands)	2012	2011

Land	$18,129	$14,673
Bank premises	38,917	37,194
Furniture, fixtures and equipment	24,440	22,972
Leasehold improvements	9,668	9,116
Construction in progress	6,184	5,933
Total	97,338	89,888
Accumulated depreciation and amortization	(33,114)	(29,975)

Total	$64,224	$59,913

Depreciation and amortization expense amounted to $5.8 million, $5.5 million, and $6.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

10.               GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible which is amortized over an estimated useful life of ten years.  As of December 31, 2012, the core deposit intangibles net of accumulated amortization totaled $6.9 million.  The remaining balance of other amortizing intangibles includes a customer list intangible amortized over an estimated useful life of 12.5 years.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. During the quarter ended December 31, 2011, the Company adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Management reviewed qualitative factors for the Bank in 2012 including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2011.  Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2012.

During 2012, management reviewed qualitative factors for the Bank including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2011.  Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2012.  Additionally during 2012, the Company assessed the qualitative factors related to Beneficial Insurance Services, LLC and determined that the two-step quantitative goodwill impairment test was warranted based on declining revenues. The Company performed this impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2012.

During 2011, management reviewed qualitative factors for the Bank and Beneficial Insurances Services, LLC including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2010.  Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2012.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2011.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  During 2012, management recorded an impairment charge of $773 thousand related to the insurance agency’s customer list intangible due to the fact that the expected cash flows from the customer list intangible were less than the carrying amount of the customer list intangible.  The impairment charge was determined by the difference between the fair value of the customer list intangible and the carrying amount of the customer list intangible.

Goodwill and other intangibles at December 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balance at December 31, 2011	$110,486	$8,332	$5,002
Acquired	11,487	708	—
Adjustments:
Impairment	—	—	(773)
Amortization	—	(2,113)	(1,277)
Balance at December 31, 2012	$121,973	$6,927	$2,952

The following table summarizes amortizing intangible assets at December 31, 2012 and 2011:

	2012			2011
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core Deposits	$23,923	$(16,996)	$6,927	$23,215	$(14,883)	$8,332
Customer Relationships and Other	10,251	(7,299)	2,952	10,251	(5,249)	5,002
Total Amortizing Intangibles	$34,174	$(24,295)	$9,879	$33,466	$(20,132)	$13,334

Aggregate amortization expense was $3.4 million, $3.6 million and $3.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)

Year	Expense
2013	$1,872
2014	1,870
2015	1,868
2016	1,867
2017	1,149
2018 and thereafter	1,253

11.               OTHER ASSETS

The following table provides selected information on other assets at December 31, 2012 and 2011:

	December 31,	December 31,
(Dollars in thousands)	2012	2011
Investments in affordable housing and other partnerships	$14,507	$17,189
Cash surrender value of life insurance	19,885	19,575
Prepaid assets	7,336	10,459
Net deferred tax assets	47,079	37,998
Other real estate	11,751	17,775
Fixed assets held for sale	441	553
Mortgage servicing rights	1,302	647
All other assets	11,441	9,987
Total other assets	$113,742	$114,183

During the year ended December 31, 2012, the Company recorded $1.5 million of additional amortization on low income housing partnership investments.  There was no additional amortization recorded on low income housing partnership investments during the years ended December 31, 2011 and 2010.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded $3.1 million, $781 thousand and $1.5 million, respectively, of other real estate owned losses, which consists of property write downs from updated appraisals as well as the loss on the sale of properties .  In addition, during the years ended December 31, 2012, 2011 and 2010, the Company recorded $1.7 million, $1.6 million and $1.0 million, respectively, of other real estate owned expenses.

In connection with the SE Financial merger, the Company determined that one owned branch would be consolidated into an existing branch location and sold.  During the year ended December 31, 2012, this branch location was sold and a gain of $588 thousand was recorded in merger and restructuring charges in non-interest expense.

During the year ended December 31, 2011, the Company determined that five Bank branches would be consolidated into existing branch locations. As a result, there were two owned branches that were transferred to fixed assets held for sale at their fair market value, less costs to sell of $553 thousand, and a loss of $947 thousand was recorded as part of the restructuring charge in non-interest expense.  During the year ended December 31, 2010, the Company determined that two properties located in Burlington, New Jersey would be vacated and sold.  These properties were recorded at their fair market value, less costs to sell, which totaled $3.1 million, and a $1.6 million loss was recorded in other non-interest expense on the Company’s consolidated statement of operations for the year ended December 31, 2010. These two locations were sold and a gain of $261 thousand was recorded in other non-interest expense on the consolidated statement of operations for the year ended December 31, 2011.

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  Effective January 1, 2011, the Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  See Note 23 to these consolidated financial statements.

12.               DEPOSITS

Deposits consisted of the following major classifications at December 31, 2012 and 2011:

		% of Total		% of Total
(Dollars in thousands)	2012	Deposits	2011	Deposits

Non-interest bearing deposits	$328,892	8.4%	$278,968	7.8%
Interest-earning checking accounts	663,737	16.9%	485,160	13.5%
Municipal checking accounts	611,599	15.6%	679,055	18.9%
Money market accounts	496,508	12.6%	529,877	14.7%
Savings accounts	1,037,424	26.4%	783,388	21.8%
Time deposits	789,353	20.1%	838,354	23.3%
Total deposits	$3,927,513	100.0%	$3,594,802	100.0%

The increase in deposits of $332.7 million was primarily driven by the addition of $275.3 million of deposits acquired from SE Financial.

Time deposit accounts outstanding at December 31, 2012 mature as follows:

(Dollars in thousands)

Year	Balance
2013	$443,906
2014	99,085
2015	76,757
2016	102,830
2017	34,352
2018 and thereafter	32,423

The aggregate amount of certificate accounts in denominations of $100 thousand dollars or more totaled $137.9 million and $149.1 million at December 31, 2012 and 2011, respectively.  Due to recent economic conditions, the FDIC has permanently raised deposit insurance per account owner to $250 thousand for all types of accounts.  The FDIC also provided unlimited deposit insurance for “non-interest bearing transaction accounts” through December 31, 2012.

13.               BORROWED FUNDS

A summary of borrowings is as follows:

	December 31,
(Dollars in thousands)	2012	2011

FHLB advances	$140,000	$100,000
Repurchase agreements	85,000	125,000
Statutory trust debenture	25,352	25,335
Total borrowings	$250,352	$250,335

Advances from the FHLB that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2012	2011

Due in one year or less	$20,000	$30,000
Due after one year through five years	100,000	50,000
Due after five years through ten years	20,000	20,000
Total FHLB advances	$140,000	$100,000

Repurchase agreements that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2012	2011

Due in one year or less	$55,000	$40,000
Due after one year through five years	30,000	85,000
Total	$85,000	$125,000

Included as “FHLB advances” at December 31, 2012 and 2011 in the above table are FHLB borrowings whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (“LIBOR”). If the FHLB converts the interest rate, the Company would have the option to prepay these advances without penalty. These advances are included in the periods in which they mature. At December 31, 2012, $70.0 million, or 50.0% of the FHLB advances, are convertible at the option of the FHLB. FHLB advances are collateralized under a blanket collateral lien agreement.

The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  At December 31, 2012 the Bank had a maximum borrowing capacity from the FHLB Pittsburgh of $1.0 billion of which we had $140.0 million in outstanding borrowings, a commitment for future advances in 2013 in the amount of $75.0 million, and $63.3 million in outstanding letters of credit.  The balance remaining of $762.7 million is our unused borrowing capacity with the FHLB at December 31, 2012.  The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with requirements for FHLB Pittsburgh with an investment of $16.4 million at December 31, 2012.

The weighted average interest rates of the borrowings during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.92%	3.26%
Repurchase agreements	3.60	3.72
Federal Home Loan Bank overnight borrowings	0.15	—
Federal Reserve Bank of Philadelphia overnight borrowings	0.77	0.73
Statutory Trust Debenture	2.18	2.02
Other	0.62	0.25

The Company pledges securities and loans to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia. At December 31, 2012, the Company had no securities pledged at the Federal Reserve Bank of Philadelphia, while at December 31, 2011, the Company pledged a security with an amortized cost of $199 thousand and an estimated fair value of $216 thousand. Loans totaling $254.2 million and $808.5 million were pledged to secure borrowings at December 31, 2012 and 2011, respectively.

The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligation to repurchase is reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains recorded as an asset and carried in the Company’s securities portfolio.

At December 31, 2012 and 2011, outstanding repurchase agreements were $85.0 million and $125.0, respectively, with a weighted average maturity of 0.93 and 1.43 years, respectively, and a weighted average cost of 3.41% and 3.63%, respectively. The average balance of repurchase agreements during the years ended December 31, 2012 and 2011 were $99.9 million and $128.6 million, respectively. The maximum amount outstanding at any month end period during 2012 and 2011 was $125.0 million and $135.0 million, respectively.

At December 31, 2012 and 2011, outstanding repurchase agreements were secured by GSE Mortgage-Backed Securities and GSE CMOs. At December 31, 2012 and 2011, the market value of the securities held as collateral for repurchase agreements was $96.2 million and $141.3 million, respectively.

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debentures to the Trust as of December 31, 2012 were $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million. The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The Trust issued $25.8 million of floating rate capital securities and $759 thousand of common securities to the Company. The Trust’s capital securities are fully guaranteed by the Company’s debenture to the Trust. The Company’s investment in the capital securities is included in “all other assets” in other assets on the Company’s consolidated statements of financial condition. As of December 31, 2012, the rate was 1.89% based on 3 Month LIBOR plus a 1.58% margin. The debentures are now redeemable at the Company’s option. The redemption of the debentures would result in the mandatory redemption of the Trust’s capital and common securities at par. The statutory trust debenture is wholly owned by the Company, however under accounting guidance, it is not a consolidated entity because the Company is not the primary beneficiary.

14.               REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2012 and 2011, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2012, the most recent date for which information is available, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of December 31, 2012:

Tier 1 Capital (to average assets)	$454,505	9.53%	$143,057	3.00%	$238,428	5.00%

Tier 1 Capital (to risk weighted assets)	454,505	19.23%	94,517	4.00%	141,776	6.00%

Total Capital (to risk weighted assets)	484,462	20.50%	189,034	8.00%	236,293	10.00%

As of December 31, 2011:

Tier 1 Capital (to average assets)	$442,598	9.67%	$137,269	3.00%	$228,781	5.00%

Tier 1 Capital (to risk weighted assets)	442,598	18.09%	97,882	4.00%	146,823	6.00%

Total Capital (to risk weighted assets)	473,486	19.35%	195,764	8.00%	244,705	10.00%

The amounts in the above table are calculated using Bank only balances.

15.             INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing bad debts. The provision for income taxes for the years ended December 31, 2012, 2011, and 2010 includes the following:

(Dollars in thousands)	2012	2011	2010

Current federal taxes	$1,290	$3,938	$(7,787)
Current state and local taxes	604	197	(123)
Deferred federal and state taxes benefit	(135)	(6,048)	(6,879)

Total	$1,759	$(1,913)	$(14,789)

A reconciliation from the expected federal income tax expense (benefit) computed at the statutory federal income tax rate to the actual income tax expense (benefit) included in the consolidated statements of operations is as follows:

	2012		2011		2010

Tax at statutory rate	$5,578	35.00%	$3,193	35.00%	$(8,313)	(35.00)%
Increase (reduction) in taxes resulting from:
Tax-exempt income	(1,640)	(10.29)	(1,870)	(20.50)	(2,251)	(9.48)
State and local income taxes	643	4.03	923	10.11	(1,915)	(8.06)
Employee benefit programs	(205)	(1.29)	178	1.95	(287)	(1.21)
Federal income tax credits	(2,025)	(12.71)	(2,845)	(31.18)	(2,488)	(10.47)
Valuation allowances – charitable contributions	—	—	(593)	(6.50)	593	2.50
Valuation allowances – state and local income taxes/OTTI	(98)	(0.61)	(486)	(5.32)	182	0.76
Other	(494)	(3.09)	(413)	(4.53)	(310)	(1.30)

Total	$1,759	11.04%	$(1,913)	(20.97)%	$(14,789)	(62.26)%

Items that give rise to significant portions of the deferred tax accounts at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011

Deferred tax assets:
Reserve for bad debts	$21,225	$19,975
Pension liabilities	14,678	10,231
Postretirement benefits	4,031	6,201
Federal income tax credits	4,591	5,545
Deferred compensation	5,291	4,683
Non-accrual interest on loans	3,465	4,131
State net operating loss carryover / state credits	1,448	1,562
Purchase accounting adjustments	4,451	1,676
Charitable contribution carryforward	270	912
Lease accounting	603	542
Impairment of securities	—	270
Federal net operating loss carryover	33	71
Accrued expenses and other	4,101	795
	64,187	56,594
Less: Valuation Allowance	(971)	(1,069)

Total	63,216	55,525

Deferred tax liabilities:
Available-for-sale securities	10,911	12,018
Intangibles	2,498	3,549
Premises and equipment	857	366
Prepaid expenses and deferred loan costs	1,376	867
Mortgage servicing rights and other	495	727
Total	16,137	17,527

Net deferred tax assets	$47,079	$37,998

During 2012 and 2011, $2.8 million and $22 thousand in net deferred tax assets and liabilities, respectively, were recorded as adjustments to other comprehensive income tax accounts.  During the year ended December 31, 2012, the Company recorded $6.4 million of net deferred tax assets related to the acquisition and merger of SE Financial.

As of December 31, 2012, the Bank had net deferred tax assets totaling $47.1 million. These deferred tax assets can only be realized if the Bank generates taxable income in the future.  The Bank regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Bank currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized.  The Bank expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as of December 31, 2012. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Bank’s financial statements.

During 2007, the Company established The Beneficial Foundation (“the Foundation”) and contributed a total of $10.0 million to the Foundation.  Under current federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income.  Accordingly, the $10.0 million contribution created a carry forward for income tax purposes and a deferred tax asset for financial statement purposes. The Company utilized $1.1 million of the $1.8 million charitable contribution carryover that expired as of December 31, 2012.  The Company wrote off the balance of the $1.8 million charitable contribution carryover that expired as of December 31, 2012 that could not be utilized.

As of December 31, 2012, the Company has state and local net operating loss carryovers of $21.6 million and Pennsylvania tax credits of $288 thousand, resulting in deferred tax assets of $1.5 million.  These net operating loss carryovers will begin to expire after December 31, 2013 if not utilized.  A valuation allowance of $817 thousand for these deferred tax assets, other than the Bank’s net operating loss, has been recorded as of December 31, 2012, as management believes it is more likely than not that such deferred tax assets will not be realized.  As of December 31, 2012 and 2011, management recorded a valuation allowance of $154 thousand and $270 thousand, respectively, related to deferred tax assets associated with the write down of certain equity securities, for which management believes that it is more likely than not that such deferred tax assets will not be realized.

The Company also has the following carryover items: (1) a gross federal net operating loss of $96 thousand which is limited in usage under IRS rules to $108 thousand per year and will expire at the end of 2022 if not utilized; (2) low income housing tax credits of $4.4 million that will begin to expire in 2030 if not utilized; (3) an alternative minimum tax credit of $194 thousand which has an indefinite life; and (4) a charitable contribution carryover of $770 thousand from 2010 that will expire December 31, 2015 if not utilized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes.  The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The uncertain tax liability for uncertain tax positions was zero for both the years ended December 31, 2012 and December 31, 2011.  In 2010, an examination of the Company’s 2007 consolidated federal income tax return was completed by the IRS and the Company received net refunds of $1.9 million, primarily related to certain losses on securities that were not reflected on the original tax return.  The tax years 2009 through 2011 remain subject to examination by the IRS and Philadelphia taxing authorities.  The tax years 2007 through 2011 remain subject to examination by Pennsylvania taxing authorities.  The tax years 2008 through 2011 remain subject to examination by New Jersey taxing authorities.  For 2012, the Bank’s maximum federal income tax rate was 35%.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of operations. No interest or penalties were incurred during the years ended December 31, 2012, 2011 and 2010.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  As of December 31, 2012 and 2011 the Company had unrecognized deferred income taxes of approximately $2.3 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

16.                   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Bank has noncontributory defined benefit pension plans covering many of its employees.  Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants.  The Bank also provides certain postretirement benefits to qualified former employees.  These postretirement benefits principally pertain to certain health and life insurance coverage. Information relating to these employee benefits program are included in the tables that follow.

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels.    Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions. See Note 17 to these consolidated financial statements.

The following tables present a reconciliation of beginning and ending balances of benefit obligations and assets at December 31, 2012 and 2011:

	Pension		Other Postretirement
	Benefits		Benefits
(Dollars in thousands)	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$82,667	$70,812	$25,296	$27,241
Service cost	—	—	250	204
Interest cost	3,700	3,816	1,054	1,301
Participants’ contributions	—	—	83	44
Plan amendment	—	—	—	(3,473)
Actuarial (gain)/loss	8,863	11,453	2,272	1,934
Benefits paid	(3,484)	(3,414)	(1,801)	(1,955)
Benefit obligation at end of year	$91,746	$82,667	$27,154	$25,296

Change in Assets
Fair value of assets at beginning of year	$53,338	$52,797	$—	$—
Actual return on assets	8,220	2,047	—	—
Employer contribution	2,396	2,422	1,718	1,911
Participants’ contributions	—	—	83	44
Expense	(494)	(514)	—	—
Benefits paid	(3,484)	(3,414)	(1,801)	(1,955)
Fair value of assets at end of year	$59,976	$53,338	$—	$—

The following table presents a reconciliation of the funded status of the pension and postretirement benefits at December 31, 2012 and 2011.

	Pension		Other Postretirement Benefits
(Dollars in thousands)	2012	2011	2012	2011
Projected benefit obligation	$91,746	$82,667	$27,154	$25,296
Fair value of plan assets	59,976	53,338	—	—
Accrued pension cost	$31,770	$29,329	$27,154	$25,296

The Company’s pension benefits funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Retirement Plan Committee, which can be deducted for federal income tax purposes. In 2012 and 2011, $2.4 million and $2.4 million, respectively, were contributed to the pension plans under the Bank’s funding policy. Based on the Bank’s strong liquidity, in January 2013, the Company contributed $24.0 million to the Consolidated Pension Plan which improved the projected benefit obligation funded status to approximately 95.7 percent.

The following table presents the amounts recognized in accumulated other comprehensive income of the pension and postretirement benefits at December 31, 2012 and 2011.

	Pension		Other Postretirement Benefits
(Dollars in thousands)	2012	2011	2012	2011
Net loss	$33,670	$30,139	$9,518	$7,635
Prior service cost	—	—	(3,102)	(3,555)
Transition obligation	—	—	327	491

The Company’s total accumulated pension benefit obligations at December 31, 2012 and December 31, 2011 were $91.7 million and $82.7 million, respectively.  The accumulated pension obligation equals the projected benefit obligation as a result of the freeze in pension benefits effective June 30, 2008.

Significant assumptions used to calculate the net periodic pension cost and obligation as of December 31, 2012, 2011, and 2010 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Consolidated Pension Plan
Discount rate for periodic pension cost	4.55%	5.55%
Discount rate for benefit obligation	3.95%	4.55%	5.55%
Expected long-term rate of return on plan assets	8.00%	8.00%

Beneficial Bank Plans
Discount rate for periodic pension cost			6.05%	4.50%	5.55%	6.05%
Discount rate for benefit obligation				3.85%	4.50%	5.55%
Expected long-term rate of return on plan assets			8.00%

FMS Pension Plan
Discount rate for periodic pension cost			6.05%	4.50%	5.55%	6.05%
Discount rate for benefit obligation				3.85%	4.50%	5.55%
Expected long-term rate of return on plan assets			8.00%

The components of net pension cost are as follows:

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Component of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$250	$204	$213
Interest cost	3,700	3,816	3,858	1,054	1,301	1,329
Expected return on assets	(4,287)	(4,195)	(3,710)	—	—	—
Amortization of transition obligation	—	—	—	164	164	164
Amortization of prior service cost	—	—	—	(452)	146	146
Recognized net actuarial loss	1,893	945	860	390	173	49
Net periodic pension cost	$1,306	$566	$1,008	$1,406	$1,988	$1,901

For benefit obligation measurement purposes, the annual rate of increase in the per capita cost of postretirement health care costs for the Company’s postretirement medical plan was as follows: (1) for participants under the age 65, rates were 6.0 percent for 2010 through 2012 and are projected to remain level; and (2) for participants over the age 65, rates decreased from 8.0 percent for 2010 to 6.0 percent for 2012 and are projected to remain level. With respect to the FMS Financial postretirement medical plan, for all plan participants, the annual rate decreased from 9.0 percent for 2010 to 8.0 percent for 2012 and is projected to reach an ultimate trend rate of 5.0 percent in 2018 and remain level thereafter.

The impact of a 1.0% increase and decrease in assumed health care cost trend for each future year would be as follows:

(Dollars in thousands)	1.0% Increase	1.0% Decrease
Accumulated postretirement benefit obligation	$350	$(333)
Service and interest cost	21	(20)

The estimated net loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $2.1 million. The estimated transition, net loss and prior service cost for postretirement benefits that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year are $164 thousand, $534 thousand and ($527) thousand, respectively.

Future benefit payments for all pension and postretirement plans are estimated to be paid as follows:

(Dollars in thousands)

Pension Benefits		Other Postretirement Benefits
2013	$3,340	2013	$1,816
2014	3,848	2014	1,789
2015	4,010	2015	1,778
2016	3,962	2016	1,765
2017	4,229	2017	1,763
2018-2022	$23,847	2018-2022	$7,906

The fair values of all pension and postretirement plan assets at December 31, 2012 and 2011 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2012				December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds:
Large cap	$19,445	$—	$—	$19,445	$17,788	$—	$—	$17,788
Small cap	2,449	—	—	2,449	2,338	—	—	2,338
International	12,143	—	—	12,143	9,775	—	—	9,775
Fixed Income	25,856	—	—	25,856	23,349	—	—	23,349
Accrued Income	83	—	—	83	88	—	—	88
Total	$59,976	$—	$—	$59,976	$53,338	$—	$—	$53,338

As of December 31, 2012 and 2011, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. Other assets consist of accrued income. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates equity and fixed income investments based on the plan’s funded status. When the funded status is below 90%, asset allocation ranges are 50% to 60% for equities with 40% to 50% invested in fixed income investments. When the funded status reaches 110% the allocation targets are 0% to 10% in equity investments and 90% to 100% in fixed income investments.  Also, a small portion is maintained in cash reserves when appropriate. Weighted average asset allocations in plan assets at December 31, 2012 and December 31, 2011 were as follows:

	Pension
	December 31, 2012	December 31, 2011
Domestic equity securities	36.5%	37.7%
Fixed Income	43.1%	43.8%
International equity securities	20.2%	18.3%
Accrued income	0.2%	0.2%
Total	100.0%	100.0%

The Company provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program.  At December 31, 2012 and 2011, $19.0 million and $18.3 million, respectively, in cash surrender value relating to this program were recognized in “other assets” in the Company’s consolidated statements of financial condition.  The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits postretirement.  These liabilities totaled $8.1 million and $8.4 million at December 31, 2012 and 2011, respectively, and are included in the postretirement tables above. During 2011, the Company adopted an amendment to the split-dollar life insurance program to freeze life insurance benefits for participants as of April 15, 2011. Consequently, the postretirement benefit obligation was reduced by $3.5 million as of December 31, 2011.

17.                   EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

In connection with its initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age.  Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21.  The Company makes annual contributions to the ESOP equal to the

ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares.  Shares purchased by the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). The Company accounts for the KSOP based on guidance from FASB ASC Topic 718 for Compensation — Stock Compensation.  Shares are released as the loan is repaid.

The balance of the loan to the KSOP as of December 31, 2012 was $21.7 million compared to $23.0 million at December 31, 2011. All full time employees and certain part time employees are eligible to participate in the KSOP if they meet prescribed service criteria.  Shares will be allocated and released based on the KSOP’s plan document.  While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP the Company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service.  The Company may also make discretionary contributions under the KSOP.  Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The allocated shares in the KSOP were 1,434,964 and 1,239,125 as of December 31, 2012 and December 31, 2011, respectively. The suspense shares available were 1,789,808 as of December 31, 2012 and 1,985,647 as of December 31, 2011. The suspense shares are the shares that are unearned and are available to be allocated. The market value of the unearned shares was $17.0 million as of December 31, 2012 and $16.6 million as of December 31, 2011. The Company recorded a related expense of approximately $2.2 million, $2.5 million and $2.8 million, respectively, for contributions to the KSOP for the years ended December 31, 2012, 2011 and 2010.

18.                               STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC Topic 718 for Compensation — Stock Compensation. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with the guidance, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date. As a result, it may be necessary to recognize the expense using a ratable method.

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the EIP Trust to fund the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of December 31, 2012, 484,200 shares were fully vested and 334,500 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the year ended December 31, 2012 was $1.5 million compared to $1.6 million for the year ended December 31, 2011 and $1.8 million for the year ended December 31, 2010.

The following table summarizes the non-vested stock award activity for the year ended December 31, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	131,875	9.12
Vested	(149,600)	10.61
Forfeited	(134,000)	10.54
Non-vested Stock Awards outstanding, December 31, 2012	540,175	$9.66

The following table summarizes the non-vested stock award activity for the year ended December 31, 2011:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2011	837,500	$11.00
Issued	175,500	8.38
Vested	(204,600)	11.68
Forfeited	(116,500)	10.95
Non-vested Stock Awards outstanding, December 31, 2011	691,900	$10.14

The fair value of the 149,600 shares vested during the year ended December 31, 2012 was $1.3 million. The fair value of the 204,600 shares vested during the year ended December 31, 2011 was $1.6 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the year ended December 31, 2012, the Company granted 586,000 options compared to 352,000 options granted during the year ended December 31, 2011. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $1.4 million for the year ended December 31, 2012 compared $1.2 million for the year ended December 31, 2011 and $1.3 million for the year ended December 31, 2010.

A summary of option activity as of December 31, 2012 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2012	2,086,100	$10.74
Granted	586,000	9.12
Exercised	(12,050)	8.36
Forfeited	(179,680)	10.22
Expired	(147,070)	11.39
December 31, 2012	2,333,300	$10.34

A summary of option activity as of December 31, 2011 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2011	2,001,950	$11.21
Granted	352,000	8.38
Exercised	—	—
Forfeited	(168,580)	11.06
Expired	(99,270)	11.34
December 31, 2011	2,086,100	$10.74

The weighted average remaining contractual term was approximately 7.00 years and the aggregate intrinsic value was $730 thousand for options outstanding as of December 31, 2012. As of December 31, 2012, exercisable options totaled 1,132,860 with an average weighted exercise price of $11.24 per share, a weighted average remaining contractual term of approximately 5.91 years, and an aggregate intrinsic value of $175 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the Year Ended December 31,
	2012	2011	2010
Weighted average fair value of options granted	$3.50	$3.29	$3.56
Weighted average risk-free rate of return	1.41%	2.17%	2.98%
Weighted average expected option life in months	78	78	78
Weighted average expected volatility	36.08%	35.18%	29.86%
Expected dividends	$—	$—	$—

As of December 31, 2012, there was $3.2 million of total unrecognized compensation cost related to options and $3.3 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of December 31, 2011, there was $3.2 million in unrecognized compensation cost related to options and $5.1 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.25 and 2.80 years as of December 31, 2012 and December 31, 2011, respectively. The average weighted lives for the stock award expense were 2.78 and 2.79 years at December 31, 2012 and December 31, 2011, respectively.

19.                               COMMITMENTS AND CONTINGENCIES

The Company leases a number of offices as part of its regular business operations.  Rental expense under such leases aggregated $5.3 million, $5.2 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the Company was committed under non-cancelable operating lease agreements for minimum rental payments to lessors as follows:

(Dollars in thousands)

2013	$5,799
2014	3,501
2015	2,803
2016	2,203
2017	1,853
Thereafter	14,356
$30,515

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the consolidated financial statements.  The Company has established specific reserves related to loan commitments that are not material to the Company.

At December 31, 2012 and 2011, the Company had outstanding commitments to purchase or make loans aggregating approximately $20.8 million and $71.9 million, respectively, and commitments to customers on available lines of credit of $140.0 million and $170.7 million, respectively, at competitive rates.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its commitments and contingencies of $624 thousand and $653 thousand at year end December 31, 2012 and 2011, respectively.

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

On June 27, 2012, Beneficial filed an Amended Answer, Affirmative Defenses, Counterclaims and Crossclaims to the Trustee’s complaint, denying the allegations pertaining to Beneficial and asserting that the third party portfolio does not constitute property of the bankruptcy estate pursuant to section 541(d)(2) of the Bankruptcy Code because Beneficial purchased the loans through participation agreements. The Trustee, however, asserts that because certain principals of the Debtors were operating a “ponzi scheme”, Beneficial’s ownership interests in the loan portfolio are not entitled to the protections of section 541(d)(2) of the Bankruptcy Code thereby leaving Beneficial with only an unsecured claim against the Debtors.  Although management believes the Bank owns the rights and obligations related to these assets, the costs to defend the lawsuit were expected to be significant.  As a result, during the quarter ended December 31, 2012, the Bank reached a settlement with the Trustee for $1.0 million.  Under the terms of the settlement, the Trustee and Bankruptcy Court affirmed Beneficial’s right, title, and interest in and to all of the loans in the third party portfolio and the portfolio is free and clear of all liens, encumbrance, and claims. The Company accrued for this liability as of December 31, 2012 and made the payment in January 2013.  The expense for the settlement is included in other non-interest expense on the consolidated statements of operations.

Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business.  The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

20.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt securities, equity securities and derivative contracts that are traded in an active exchange market as well as certain U.S. Treasury securities that are highly liquid and actively traded in over-the-counter markets.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2012:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,302	$1,302
Investment securities available for sale:
U.S. GSE and agency notes	—	26,367	—	26,367
GNMA guaranteed mortgage certificates	—	6,986	—	6,986
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	1,433	—	1,433
Agency CMOs	—	136,524	—	136,524
Non-Agency CMOs	—	20,510	—	20,510
GSE mortgage-backed securities	—	965,682	—	965,682
Municipal bonds
General obligation municipal bonds	—	63,130	—	63,130
Revenue municipal bonds	—	16,883	—	16,883
Pooled trust preferred securities (financial industry)	—	—	8,722	8,722
Money market funds	19,504	—	—	19,504
Mutual funds	1,565	—	—	1,565
Certificates of deposit	185	—	—	185
Interest rate swap agreements	—	395	—	395
Total Assets	$21,254	$1,237,910	$10,024	$1,269,188
Liabilities:
Interest rate swap agreements	$—	$418	$—	$418
Total Liabilities	$—	$418	$—	$418

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2011:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$647	$647
Investment securities available for sale:
U.S. GSE and agency notes	—	203	—	203
GNMA guaranteed mortgage certificates		8,106	—	8,106
Collateralized mortgage obligations (“CMOs”)	—		—
Government (GNMA) guaranteed CMOs	—	5,865	—	5,865
Agency CMOs	—	138,540	—	138,540
Non-Agency CMOs	—	37,990	—	37,990
GSE mortgage-backed securities	—	536,451	—	536,451
Municipal bonds
General obligation municipal bonds	—	71,464	—	71,464
Revenue municipal bonds	—	18,690	—	18,690
Pooled trust preferred securities (financial industry)	—	—	11,153	11,153
Equity securities (financial industry)	3,139	—	—	3,139
Money market funds	41,432	—	—	41,432
Mutual funds	1,693	—	—	1,693
Certificates of deposit	285	—	—	285
Total	$46,549	$817,309	$11,800	$875,658

Level 1 Valuation Techniques and Inputs

Included in this category are equity securities, money market funds, mutual funds and certificates of deposit.  To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.

Level 2 Valuation Techniques and Inputs

The majority of the Company’s investment securities are reported at fair value utilizing Level 2 inputs. Prices of these securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors. The Company reviews the output from the third-party providers for reasonableness by the pricing consistency among securities with similar characteristics, where available, and comparing values with other pricing sources available to the Company. In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the different classes of investments:

GSE and Agency Notes. For pricing evaluations, an option-adjusted spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Option-adjusted spread is a methodology using option pricing techniques to value the imbedded options risk component of a bond’s total spread.  Imbedded options are call, put or sink features of bonds.

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

Interest Rate Swaps. The Bank obtains fair value measurements of the interest rate swaps from a third party. The fair value measurements are determined using a market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect the nonperformance risk as well as the counterparty’s nonperformance risk.  The fair value of the interest rate swaps was estimated using primarily Level 2 inputs. However, Level 3 inputs were used to determine credit valuation adjustments, such as estimates of current credit spreads to evaluate the likelihood of default. The Bank has determined that the impact of these credit valuation adjustments is not significant to the overall valuation of the interest rate swaps. Therefore, the Bank has classified the entire fair value of the interest rate swaps in Level 2 of the fair value hierarchy.

Level 3 Valuation Techniques and Inputs

Pooled Trust Preferred Securities. The underlying value of pooled trust preferred securities consists of financial services debt. These investments are thinly traded and the Company determines the estimated fair values for these securities by using observable transactions of similar type securities to obtain an average discount margin which was applied to a cash flow analysis model in determining the fair value of the Bank’s pooled trust preferred securities. The fair market value estimates the Bank assigns to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to limited liquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

Mortgage Servicing Rights. The Bank determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.

Level 3 Investments Only

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
(Dollars in thousands)	Trust Preferred Securities	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$11,153	$647	$14,522	$268
Additions	—	948	—	507
Included in other comprehensive income	620	—	187	—
Payments	(3,181)	(78)	(3,705)	(55)
Net accretion	130	—	149	—
Decrease in fair value due to changes in valuation input or assumptions	—	(215)	—	(73)
Balance, December 31,	$8,722	$1,302	$11,153	$647

* As described in Note 23 to these consolidated financial statements, effective January 1, 2011, the Company elected the fair value measurement method to account for its mortgage servicing rights.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at December 31, 2012 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Balance Transferred YTD 12/31/12	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$25,133	$—	$—	$25,133	$(2,385)
Other real estate owned	4,508	—	—	4,508	(496)
Customer list intangible asset	2,952	—	—	2,952	(773)

(Dollars in thousands)	Balance Transferred YTD 12/31/11	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$55,190	$—	$—	$55,190	$(28,653)
Long lived assets held for sale	615	—	615	—	(627)
Other real estate owned	3,968	—	—	3,968	(457)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At December 31, 2012		At December 31, 2011
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$489,908	$489,908	$347,956	$347,956
Securities available for sale	See previous table	1,267,491	1,267,491	875,011	875,011
Securities held to maturity	Level 2	477,198	487,307	482,695	487,023
FHLB stock	Level 3	16,384	16,384	18,932	18,932
Loans, net	Level 3	2,387,000	2,465,126	2,520,665	2,517,030
Loans held for sale	Level 2	2,655	2,773	1,251	1,251
Mortgage servicing rights	Level 3	1,302	1,302	647	647
Interest rate swaps	Level 2	395	395	—	—
Accrued interest receivable	Level 3	15,381	15,381	16,401	16,401

Liabilities:
Deposits	Level 2	3,927,513	3,938,718	3,594,802	3,599,282
Borrowed funds	Level 2	250,352	264,619	250,335	267,702
Interest rate swaps	Level 2	418	418	—	—
Accrued interest payable	Level 2	2,236	2,236	2,356	2,356

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

Loans Held for Sale - The fair value of loans held for sale is estimated using the current rate at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities.  Loans held for sale are carried at the lower of cost or estimated fair value.

Mortgage Servicing Rights - The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

Interest Rate Swaps - The Company determines the fair value measurements of interest rate swaps using a market standard methodology of netting discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). Variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market interest rate curves. Credit valuation adjustments are incorporated to appropriately reflect the nonperformance risk as well as the counterparty’s nonperformance risk.

Accrued Interest Receivable/ Payable - The carrying amounts of interest receivable/ payable approximate fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2012 and 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

21.               EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program.  As a result of this review, the Bank reduced approximately 4% of its workforce.  Additionally, the Bank made the decision to consolidate 5 of its branch locations into other existing branches.  These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense.  During the second quarter of 2011, $978 thousand of severance expense was accrued relating to the departure of an executive officer.  During the second quarter of 2012, the Company accrued for merger and restructuring charges related to the acquisition of SE Financial, as well as the restructuring of a department and the departure of an officer of the Bank that totaled $2.8 million. These charges are included in merger and restructuring charges, a component of non-interest expense, within the consolidated statements of operations.

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2011	$1,027	$787	$1,814
Accrued during the year	615	1,618	2,233
Paid during the year	(624)	(1,746)	(2,370)
Accrued at December 31, 2012	$1,018	$659	$1,677

22.               RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $114 thousand and $202 thousand, respectively.

Commitments to lend to related parties as of December 31, 2012 and 2011 were comprised of $2 thousand to directors and none to executive officers.  The commitments are in the form of loans and guarantees for various business and personal interests.  This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties.  This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

None of the Company’s affiliates, officers, directors or employees has an interest in or receives remuneration from any special purpose entities or qualified special purpose entities which the Company transacts business.

The Company maintains a written policy and procedures covering related party transactions.  These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letter of credit and increases in indebtedness.  Such transactions are subject to the Bank’s normal underwriting and approval procedures.  Prior to the loan closing, the Bank’s Senior Loan Committee must approve and determine whether the transaction requires approval from or a post notification be sent to the Company’s Board of Directors.

23.               MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  Effective January 1, 2011, the Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of service charges and other income in the Company’s consolidated statements of operations for each period.  As of December 31, 2012 and December 31, 2011, the Company serviced $169.2 million and $85.9 million of residential mortgage loans, respectively.  During the years ended December 31, 2012, 2011 and 2010 the Company recognized $324 thousand, $107 thousand, and $112 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2012, 2011 and 2010:

	Residential
	Mortgage Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010

Balance, January 1,	$647	$268	$297
Additions	948	507	—
(Decreases) increases in fair value due to changes in valuation input or assumptions	(215)	(73)	49
Paydowns	(78)	(55)	(78)
Balance, December 31,	$1,302	$647	$268

The Company uses assumptions and estimates in determining the fair value of MSRs.  These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At December 31, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 16.28%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 0.81%.  At December 31, 2011, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 18.50%, a discount rate equal to 8.51% and an escrow earnings credit rate equal to 1.32%.

At December 31, 2012, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

Residential
Mortgage Servicing Rights
(Dollars in thousands)	December 31, 2012
Fair value of residential mortgage servicing rights	$1,302

Weighted average life (years)	4.2

Prepayment speed
Effect on fair value of a 20% increase	$(115)
Effect on fair value of a 10% increase	(61)
Effect on fair value of a 10% decrease	66
Effect on fair value of a 20% decrease	139

Discount rate
Effect on fair value of a 20% increase	$(61)
Effect on fair value of a 10% increase	(32)
Effect on fair value of a 10% decrease	32
Effect on fair value of a 20% decrease	64

Escrow earnings credit
Effect on fair value of a 20% increase	$12
Effect on fair value of a 10% increase	5
Effect on fair value of a 10% decrease	(7)
Effect on fair value of a 20% decrease	(14)

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

24.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to derivative financial instruments in the normal course of business to meet the needs of commercial banking customers. These financial instruments have been limited to interest rate swap agreements, which are entered into with counterparties that meet established credit standards and, where appropriate, contain master netting and collateral provisions protecting the party at risk. The Company believes that the credit risk inherent in all of the derivative contracts is minimal based on the credit standards and the netting and collateral provisions of the interest rate swap agreements.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012.  As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2012, the Company had four interest rate swaps with an aggregate notional amount of $20.5 million related to this program. During the quarter and year ended December 31, 2012, the Company recognized a net gain of $43 thousand and $156 thousand, respectively, related to interest rate swap agreements that are included as a component of service charges and other non-interest income in the Company’s consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2012.

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$10,248	$395	$10,248	$418
Total derivatives	$10,248	$395	$10,248	$418

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

As of December 31, 2012, the termination value of the interest rate swap in a liability position was $432 thousand.  As of December 31, 2012, the Company has minimum collateral posting thresholds with its counterparty and has posted collateral of $503 thousand. If the Company had breached any of these provisions at December 31, 2012 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions as December 31, 2012.

25.               PARENT COMPANY FINANCIAL INFORMATION

Beneficial Mutual Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2012	2011
ASSETS
Cash on deposit at the Bank	$539	$1,257
Interest-bearing deposit at the Bank	32,086	54,541
Investment in the Bank	618,879	590,983
Investment in Statutory Trust	774	774
Investment securities available-for-sale	120	3,258
Receivable from the Bank	3,029	636
Deferred income taxes	1,157	926
Other assets	2,796	2,957
TOTAL ASSETS	$659,380	$655,332
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued and other liabilities	$135	$592
Accrued interest payable	20	26
Statutory Trust Debenture	25,352	25,334
Total liabilities	25,507	25,952
COMMIITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of December 31, 2012 and 2011	—	—
Common Stock - $.01 par value; 300,000,000 shares authorized 82,279,507 and 82,267,457 issued and 79,297,478 and 80,292,707 shares outstanding as of December 31, 2012 and 2011, respectively	823	823
Additional paid-in capital	354,082	351,107
Unearned common stock held by employee savings and stock ownership plan	(17,901)	(19,856)
Retained earnings (partially restricted)	329,447	315,268
Accumulated other comprehensive loss	(7,027)	(1,162)
Treasury stock, at cost, 2,982,029 shares and 1,974,750 shares at December 31, 2012 and 2011, respectively	(25,551)	(16,800)
Total stockholders’ equity	633,873	629,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,380	$655,332

Beneficial Mutual Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS- PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2012	2011	2010
INCOME
Interest on interest-bearing deposits with the Bank	$369	$393	$489
Interest and dividends on investment securities	26	88	103
Interest on loan to the Bank	—	282	301
Realized gain on securities available-for-sale	1,112	130	806
Other income	16	15	15
Total income	1,523	908	1,714

EXPENSES
Expenses paid to the Bank	104	104	150
Interest expense	552	512	519
Other expenses	445	796	620
Total expenses	1,101	1,412	1,289
Income (loss) before income tax expense (benefit) and equity in undistributed net income of affiliates	422	(504)	425
Income tax expense (benefit)	148	(177)	149

Equity in undistributed net income of the Bank	13,905	11,363	(9,239)

Net income (loss)	$14,179	$11,036	$(8,963)

Beneficial Mutual Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOW- PARENT COMPANY ONLY

(Dollars in thousands)	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$14,179	$11,036	$(8,963)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(13,905)	(11,363)	9,239
Investment securities gain	(1,112)	(131)	(894)
Impairment on equity securities	—	—	88
Accrued interest receivable	—	14	(1)
Accrued interest payable	(6)	3	1
Net intercompany transactions	2,536	26,624	3,434
Dividend from the Bank	10,000	—	—
Amortization of debt premium on debenture	18	17	17
Deferred income taxes	14	(95)	(13)
Changes in assets and liabilities that provided (used) cash:
Other liabilities	(457)	516	76
Other assets	161	724	(752)
Net cash provided by operating activities	11,428	27,345	2,232

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	—	(1,862)
Proceeds from sales of investment securities available-for-sale	3,589	682	5,069
Net change in money market securities	(1)	7	268
Cash paid in business combination	(29,438)	—	—
Net cash (used) provided by investing activities	(25,850)	689	3,475

FINANCING ACTIVITIES:
Purchase of treasury stock	(8,751)	(3,346)	(9,858)
Net cash used in financing activities	(8,751)	(3,346)	(9,858)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,173)	24,688	(4,151)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,798	31,110	35,261

CASH AND CASH EQUIVALENTS, END OF YEAR	$32,625	$55,798	$31,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$528	$498	$503
Cash payments of income taxes	68	47	50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Date: February 27, 2013	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer and Director	February 27, 2013
Gerard P. Cuddy	(principal executive officer)

/s/ Thomas D. Cestare	Executive Vice President and Chief Financial Officer	February 27, 2013
Thomas D. Cestare	(principal financial and accounting officer)

/s/ Edward G. Boehne	Director	February 27, 2013
Edward G. Boehne

/s/ Karen Dougherty Buchholz	Director	February 27, 2013
Karen Dougherty Buchholz

/s/ Frank A. Farnesi	Director and Chairman of the Board	February 27, 2013
Frank A. Farnesi

/s/ Donald F. Gayhardt	Director	February 27, 2013
Donald F. Gayhardt

/s/ Elizabeth H. Gemmill	Director	February 27, 2013
Elizabeth H. Gemmill

/s/ Thomas J. Lewis	Director	February 27, 2013
Thomas J. Lewis

/s/ Joseph J. McLaughlin	Director	February 27, 2013
Joseph J. McLaughlin

/s/ Michael J. Morris	Director	February 27, 2013
Michael J. Morris

/s/ George W. Nise	Director	February 27, 2013
George W. Nise

/s/Marcy Panzer	Director	February 27, 2013
Marcy Panzer

/s/ Roy D. Yates	Director	February 27, 2013
Roy D. Yates