Form 10-Q
period 2013-03-31
Beneficial Mutual Bancorp Inc
filed 2013-05-02
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013, there were 78,903,786 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 33,111,011 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$37,550	$54,924
Overnight investments	287,272	434,984
Total cash and cash equivalents	324,822	489,908

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $1,124,991 and $1,237,876 at March 31, 2013 and December 31, 2012, respectively)	1,150,475	1,267,491
Held-to-maturity (estimated fair value of $564,916 and $487,307 at March 31, 2013 and December 31, 2012, respectively)	557,157	477,198
Federal Home Loan Bank stock, at cost	17,823	16,384
Total investment securities	1,725,455	1,761,073
LOANS:	2,407,996	2,447,304
Allowance for loan losses	(58,679)	(57,649)
Net loans	2,349,317	2,389,655
ACCRUED INTEREST RECEIVABLE	15,798	15,381

BANK PREMISES AND EQUIPMENT, Net	65,049	64,224

OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	40,925	40,569
Other intangibles	9,412	9,879
Other assets	110,870	113,742
Total other assets	283,180	286,163
TOTAL ASSETS	$4,763,621	$5,006,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$316,533	$328,892
Interest-bearing deposits	3,471,859	3,598,621
Total deposits	3,788,392	3,927,513

Borrowed funds	275,357	250,352
Other liabilities	65,429	194,666
Total liabilities	4,129,178	4,372,531

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,282,607 and 82,279,507 issued and 79,154,686 and 79,297,478 outstanding, as of March 31, 2013 and December 31, 2012, respectively	823	823
Additional paid-in capital	354,636	354,082
Unearned common stock held by employee stock ownership plan	(17,449)	(17,901)
Retained earnings (partially restricted)	332,661	329,447
Accumulated other comprehensive loss	(9,224)	(7,027)
Treasury Stock at cost 3,127,921 shares and 2,982,029 shares as of March 31, 2013 and December 31,2012, respectively	(27,004)	(25,551)
Total stockholders’ equity	634,443	633,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,763,621	$5,006,404

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
INTEREST INCOME:
Interest and fees on loans	$29,656	$32,309
Interest on overnight investments	181	161
Interest and dividends on investment securities:
Taxable	7,410	9,163
Tax-exempt	715	792
Total interest income	37,962	42,425

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	800	1,205
Money market and savings deposits	1,621	2,121
Time deposits	2,123	2,591
Total	4,544	5,917
Interest on borrowed funds	1,852	2,056
Total interest expense	6,396	7,973
Net interest income	31,566	34,452
PROVISION FOR LOAN LOSSES	5,000	7,500
Net interest income after provision for loan losses	26,566	26,952

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	2,095	2,161
Service charges and other income	3,768	3,572
Mortgage banking income	242	873
Gain on sale of investment securities	833	441
Total non-interest income	6,938	7,047

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,988	14,324
Occupancy expense	2,515	2,463
Depreciation, amortization and maintenance	2,233	2,159
Marketing expense	927	882
Intangible amortization expense	467	912
FDIC insurance	951	1,034
Professional fees	1,935	1,107
Classified loan and other real estate owned related expense	1,116	1,562
Other	5,583	5,168
Total non-interest expense	29,715	29,611
Income before income taxes	3,789	4,388
Income tax expense	575	443
Net income	$3,214	$3,945

NET EARNINGS PER SHARE - Basic and Diluted	$0.04	$0.05
Average common shares outstanding - Basic	76,376,452	77,047,170
Average common shares outstanding - Diluted	76,578,733	77,225,687

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012

Net Income	$3,214	$3,945
Other comprehensive income, net of tax:
Unrealized losses on securities:

Unrealized holding losses on available-for-sale securities arising during the period (net of deferred tax of $1,250 and $574 for the three months ended March 31, 2013 and 2012, respectively)	(2,121)	(1,019)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of tax of $280 and $161 for the three months ended March 31, 2013 and 2012, respectively)	(480)	(280)
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $166 and $211 for the three months ended March 31, 2013 and 2012, respectively)	404	275
Total other comprehensive loss	(2,197)	(1,024)
Comprehensive income	$1,017	$2,921

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	82,279,507	$823	$354,082	$(17,901)	$329,447	$(25,551)	$(7,027)	$633,873
Net Income					3,214			3,214
KSOP shares committed to be released			(18)	452				434
Stock option expense			489					489
Restricted stock expense			57					57
Issuance of common shares	3,100		26					26
Purchase of treasury stock						(1,453)		(1,453)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $1,250)							(2,121)	(2,121)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $280)							(480)	(480)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $166)							404	404
BALANCE, MARCH 31, 2013	82,282,607	$823	$354,636	$(17,449)	$332,661	$(27,004)	$(9,224)	$634,443

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$3,214	$3,945
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	5,000	7,500
Depreciation and amortization	1,526	1,354
Intangible amortization	467	912
Gains on sales of investments	(833)	(441)
Accretion of discount on investments	(198)	(285)
Amortization of premium on investments	3,278	1,513
Gain on sale of loans	(98)	(447)
Net loss from disposition of premises and equipment	196	—
Impairment of fixed assets held for sale	36	—
Other real estate impairment	226	352
Gain on sale of other real estate	(175)	—
Amortization of KSOP	434	590
Increase in bank owned life insurance	(356)	(371)
Stock based compensation	572	601
Origination of loans held for sale	(8,284)	(35,530)
Proceeds from sale of loans	3,912	32,148
Changes in assets and liabilities:
Accrued interest receivable	(417)	(516)
Accrued interest payable	(125)	(242)
Income taxes payable	400	1,490
Other liabilities	(25,018)	1,545
Other assets	3,861	130
Net cash (used in) provided by operating activities	(12,382)	14,248
INVESTING ACTIVITIES:
Loans originated or acquired	(114,873)	(121,500)
Principal repayment on loans	152,978	138,534
Purchases of investment securities available for sale	(103,743)	(293,538)
Proceeds from sales of investment securities available for sale	15,690	7,160
Proceeds from maturities, calls or repayments of investment securities available for sale	79,517	59,300
Purchases of investment securities held to maturity	(126,618)	(1,803)
Proceeds from sales of investment securities held to maturity	1,160	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	44,248	29,117
Net proceeds from sales of money market and mutual funds	16,685	27,244
(Purchase) redemption of Federal Home Loan Bank stock	(1,439)	946
Proceeds from sale other real estate owned	1,695	343
Purchases of premises and equipment	(2,368)	(1,064)
Cash (used) received in other investing activities	(67)	47
Net cash used in investing activities	(37,135)	(155,214)
FINANCING ACTIVITIES:
Increase in borrowed funds	81,000	5,000
Repayment of borrowed funds	(55,995)	(19,996)
Net (decrease) increase in checking, savings and demand accounts	(120,531)	28,636
Net decrease in time deposits	(18,590)	(35,659)
Purchase of treasury stock	(1,453)	(651)
Net cash used in financing activities	(115,569)	(22,670)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(165,086)	(163,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	489,908	347,956
CASH AND CASH EQUIVALENTS, END OF YEAR	$324,822	$184,320
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$6,521	$8,215
Cash payments for income taxes	105	1,179
Cash payment for pension contribution	24,000	—
Transfers of loans to other real estate owned	1,704	4,672
Securities purchased and not yet settled	—	54,137

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company”, “Beneficial”, or “Bancorp”) with the U. S. Securities and Exchange Commission on February 27, 2013.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other period.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 63 offices, throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”).  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision (the “OTS”), which previously served as the primary federal regulator of both the Company and Beneficial Savings Bank MHC (the “MHC”), was eliminated on July 21, 2011.  As a result of the elimination of the OTS, savings and loan holding companies, such as the Company and the MHC, are now regulated by the Board of Governors of the Federal Reserve System.  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	availabe-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(2,121)	—	(2,121)
Amount reclassified from accumulated other
comprehensive loss	(480)	404	(76)
Net current-period other comprehensive (loss) income	(2,601)	404	(2,197)
Ending balance, March 31, 2013	$16,102	$(25,326)	$(9,224)

The following table presents reclassifications out of AOCI by component for the three months ended March 31, 2013:

For the Three Months Ended March 31, 2013

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on
available-for-sale securities
	$(760)		Gain on sale of investment securites
	280		Income tax expense
	$(480)		Net of tax

Amortization of defined benefit
pension items
Transition obligation	$41	(1)	Other non-interest expense
Prior service costs	(132)	(1)	Other non-interest expense
Net recognized actuarial losses	661	(1)	Other non-interest expense
	$570		Total before tax
	(166)		Income tax benefit
	$404		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

NOTE 4 — BUSINESS COMBINATIONS

On April 3, 2012, the Company consummated the transactions contemplated by an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company (the “Merger”).  Immediately thereafter, St. Edmond’s merged with and into the Bank.  Pursuant to the terms of the Merger Agreement, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition.  Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options.  In accordance with the Merger Agreement, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s consolidated statements of operations for the period beginning on April 3, 2012, the date of the acquisition, through March 31, 2013.

Upon completion of the Merger, the Company paid cash for 100% of the outstanding voting shares of SE Financial.  The acquisition of SE Financial and St. Edmond’s increased the Company’s market share in southeastern Pennsylvania, particularly in Philadelphia and Delaware Counties.  Additionally, the acquisition provided Beneficial with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

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

As of March 31, 2013, the Company finalized its fair value estimates related to the Merger. During the three months ended March 31, 2013, there were no adjustments to goodwill from the amount reported in the Company’s Form 10-K for the year ended December 31, 2012.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 15 for further discussion of stock grants.

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2013	2012
Basic and diluted earnings per share:
Net income	$3,214	$3,945
Basic average common shares outstanding	76,376,452	77,047,170
Effect of dilutive securities	202,281	178,517
Dilutive average shares outstanding	76,578,733	77,225,687
Net earnings per share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

For the three months ended March 31, 2013, there were 2,786,700 outstanding options and no restricted stock grants that were anti-dilutive for the earnings per share calculation.  For the three months ended March 31, 2012, there were 2,427,000 outstanding options and 128,000 restricted stock grants that were anti-dilutive for the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$22,185	$211	$—	$22,396
GNMA guaranteed mortgage certificates	6,528	310	—	6,838
GSE mortgage-backed securities	867,449	21,627	87	888,989
Collateralized mortgage obligations	139,301	1,271	359	140,213
Municipal bonds	74,507	4,001	—	78,508
Pooled trust preferred securities	10,367	—	1,489	8,878
Money market, mutual funds and certificates of deposit	4,654	—	1	4,653

Total	$1,124,991	$27,420	$1,936	$1,150,475

	March 31, 2013
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$522	$2	$—	$524
GSE mortgage-backed securities	515,646	8,178	777	523,047
Collateralized mortgage obligations	33,355	184	—	33,539
Municipal bonds	5,634	169	—	5,803
Foreign bonds	2,000	3	—	2,003

Total	$557,157	$8,536	$777	$564,916

	December 31, 2012
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$26,085	$282	$—	$26,367
GNMA guaranteed mortgage certificates	6,732	254	—	6,986
GSE mortgage-backed securities	940,452	25,416	186	965,682
Collateralized mortgage obligations	157,581	1,250	364	158,467
Municipal bonds	75,534	4,479	—	80,013
Pooled trust preferred securities	10,382	—	1,660	8,722
Money market, mutual funds and certificates of deposit	21,110	144	—	21,254

Total	$1,237,876	$31,825	$2,210	$1,267,491

	December 31, 2012
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$536	$1	$—	$537
GSE mortgage-backed securities	430,256	9,781	—	440,037
Collateralized mortgage obligations	38,909	135	—	39,044
Municipal bonds	5,497	182	—	5,679
Foreign bonds	2,000	10	—	2,010

Total	$477,198	$10,109	$—	$487,307

During the three months ended March 31, 2013, the Bank sold $16.8 million of mortgage-backed securities and $1.7 million of other securities that resulted in an aggregate gain of $833 thousand. Two securities classified as held to maturity were included in the $16.8 million of mortgage-backed securities sold during the three months ended March 31, 2013.  The Bank had collected more than 85% of the principal balance of each held to maturity security as of the date of sale and the Bank considers these sales to be maturities.

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

The Company reviewed its portfolio for three months ended March 31, 2013, and with respect to debt and equity securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $864 thousand and $1.5 million, respectively, related to its GSE mortgage-backed securities and pooled trust preferred securities, as well as an unrealized loss of $359 thousand on other debt securities as of March 31, 2013.

GSE Mortgage-Backed Securities

The Company’s investments that were in a loss position for less than 12 months included eight GSE mortgage-backed securities with an unrealized loss of 0.5%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2013.

Pooled Trust Preferred Securities

Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include the application of default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.  At March 31, 2013, the Company had two pooled trust preferred securities totaling $10.4 million with an unrealized loss of $1.5 million.

The following table presents a summary of the significant inputs used in estimating potential credit losses for pooled trust preferred securities as of March 31, 2013:

At
March 31, 2013
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100.0%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, is rated Aa3 by Moody’s and rated A+ by Standard & Poor’s.  At March 31, 2013, the book value of the security totaled $4.1 million and the fair value totaled $4.0 million, representing an unrealized loss of $98 thousand, or 2.4%. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in May 2013, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. Based on this analysis, we concluded that there was no credit impairment for this security.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and rated B+ by Standard & Poor’s, which represents a rating of below investment grade.  At March 31, 2013, the book value of the security totaled $6.3 million and the fair value totaled $4.9 million, representing an unrealized loss of $1.4 million, or 22.3%. At March 31, 2013, there were a total of 28 banks currently performing of the 39 remaining banks in the security pool. A total of 14.1%, or $28.0 million, of the current collateral of $198.7 million has defaulted and 15.2%, or $30.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in June 2013, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 23.8% of defaults from the remaining performing collateral of $140.5 million. Excess subordination for the US Capital Fund III A-1 security represents 48.2% of the remaining performing collateral. The excess subordination of 48.2% is calculated by taking the remaining performing collateral of $140.5 million, subtracting the Class A-1 or senior tranche balance of $72.8 million and dividing this result, $67.7 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.  Based on this analysis, we concluded that there was no credit impairment for this security.

Other Debt Securities

The Company reviewed its portfolio for the three months ended March 31, 2013, and with respect to the remaining debt securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The following tables provides information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	At March 31, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$190,620	$864	$—	$—	$190,620	$864
Pooled trust preferred securities	—	—	8,878	1,489	8,878	1,489
Collateralized mortgage obligations	45,068	359	—	—	45,068	359
Subtotal, debt securities	235,688	1,223	8,878	1,489	244,566	2,712
Mutual Funds	1,485	1	—	—	1,485	1
Total temporarily impaired securities	$237,173	$1,224	$8,878	$1,489	$246,051	$2,713

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$24,184	$186	$—	$—	$24,184	$186
Pooled trust preferred securities	—	—	8,722	1,660	8,722	1,660
Collateralized mortgage obligations	68,565	364	—	—	68,565	364
Total temporarily impaired securities	$92,749	$550	$8,722	$1,660	$101,471	$2,210

The following table sets forth the stated maturities of the investment securities at March 31, 2013 and December 31, 2012.  Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$6,383	$6,421	$5,635	$5,696
Due after one year through five years	5,671	5,862	6,415	6,643
Due after five years through ten years	61,268	63,895	61,677	64,402
Due after ten years	33,922	33,789	38,459	38,546
Mortgage-backed securities	1,013,278	1,036,040	1,104,765	1,131,135
Money market and mutual funds	4,469	4,468	20,925	21,069

Total	$1,124,991	$1,150,475	$1,237,876	$1,267,491

Held-to-maturity:
Due in one year or less	$4,279	$4,302	$4,142	$4,177
Due after one year through five years	2,850	2,905	2,850	2,913
Due after five years through ten years	505	599	505	599
Due after ten years	—	—	—	—
Mortgage-backed securities	549,523	557,110	469,701	479,618

Total	$557,157	$564,916	$477,198	$487,307

At March 31, 2013 and December 31, 2012, $374.8 million and $438.4 million, respectively, of securities were pledged to secure municipal deposits. At March 31, 2013 and December 31, 2012, the Company had $63.1 million and $96.2 million, respectively, of securities pledged as collateral on secured borrowings.  At March 31, 2013 and December 31, 2012, the Company had $344 thousand and $503 thousand, respectively, of securities pledged as collateral on interest rate swaps.

At March 31, 2013 and December 31, 2012, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $17.8 million and $16.4 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at March 31, 2013 and believes its holdings in the stock are ultimately recoverable at par.  In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

NOTE 7 — LOANS

Major classifications of loans at March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial:
Commercial real estate	$605,035	$639,557
Commercial business loans	330,870	332,169
Commercial construction	98,272	105,047
Total commercial loans	1,034,177	1,076,773

Residential:
Residential real estate	677,738	665,246
Residential construction	2,090	2,094
Total residential loans	679,828	667,340

Consumer loans:
Home equity & lines of credit	251,159	258,499
Personal	52,201	55,850
Education	215,349	217,896
Automobile	175,282	170,946
Total consumer loans	693,991	703,191
Total loans	2,407,996	2,447,304

Allowance for losses	(58,679)	(57,649)
Loans, net	$2,349,317	$2,389,655

Included in the balance of residential loans are approximately $4.5 million and $2.7 million of loans held for sale at March 31, 2013 and December 31, 2012, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the three months ended March 31, 2013, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $3.8 million and recorded mortgage banking income of approximately $98 thousand.  The Bank retained the related servicing rights for the loans that were sold and receives a 25 basis point servicing fee from the purchaser of the loans.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at March 31, 2013 or December 31, 2012 for non-performing loans.  The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2013	2012	2012

Balance, beginning of year	$57,649	$54,213	$54,213
Provision for loan losses	5,000	7,500	28,000
Charge-offs	(4,767)	(7,051)	(27,340)
Recoveries	797	458	2,776

Balance, end of period	$58,679	$55,120	$57,649

The following table sets forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2013 and the year ended December 31, 2012:

	COMMERCIAL			RESIDENTIAL		CONSUMER
March 31, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	2,256	827	620	332	—	183	273	23	253	—	4,767
Recoveries	65	250	—	247	—	21	19	—	195	—	797
Provision	2,720	1,123	311	139	10	192	405	25	75	—	5,000
Allowance ending balance	$22,523	$18,634	$7,933	$2,347	$152	$2,427	$2,213	$305	$1,595	$550	$58,679

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,523	18,634	7,933	2,347	152	2,427	2,213	305	1,595	550	58,679
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,523	$18,634	$7,933	$2,347	$152	$2,427	$2,213	$305	$1,595	$550	$58,679

Financing receivable:
Ending balance
Individually evaluated for impairment	$35,951	$15,167	$12,653	$14,278	$775	$1,190	$186	$—	$138	$—	$80,338
Collectively evaluated for impairment	568,863	315,703	83,824	663,117	1,315	249,969	52,015	215,349	175,144	—	2,325,299
Loans acquired with deteriorated credit quality(1)	221	—	1,795	343	—	—	—	—	—	—	2,359
Total Portfolio	$605,035	$330,870	$98,272	$677,738	$2,090	$251,159	$52,201	$215,349	$175,282	$—	$2,407,996

(1)       Loans acquired with deteriorated credit quality are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2012 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	7,590	9,867	5,803	736	479	979	681	135	1,070	—	27,340
Recoveries	218	905	675	36	—	253	201	—	488	—	2,776
Provision	13,112	11,674	(1,421)	1,373	556	1,103	687	159	757	—	28,000
Allowance ending balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	21,994	18,088	8,242	2,293	142	2,397	2,062	303	1,578	550	57,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$37,358	$18,748	$13,407	$15,075	$783	$1,110	$592	$—	$119	$—	$87,192
Collectively evaluated for impairment	601,981	313,421	89,866	649,815	1,311	257,389	55,258	217,896	170,827	—	2,357,764
Loans acquired with deteriorated credit quality(1)	218	—	1,774	356	—	—	—	—	—	—	2,348
Total Portfolio	$639,557	$332,169	$105,047	$665,246	$2,094	$258,499	$55,850	$217,896	$170,946	$—	$2,447,304

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at March 31, 2013 and December 31, 2012:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	March 31, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$527,201	87%	$277,347	83%	$78,626	80%	$669,869	99%	$1,315	63%	$1,554,358	91%
Special Mention	34,002	6%	31,556	10%	2,298	2%	—	—%	—	—%	67,856	3%
Substandard	42,620	7%	21,646	7%	17,348	18%	7,869	1%	775	37%	90,258	5%
Doubtful	1,212	—%	321	—%	—	—%	—	—%	—	—%	1,533	1%
Total	$605,035	100%	$330,870	100%	$98,272	100%	$677,738	100%	$2,090	100%	$1,714,005	100%

	December 31, 2012
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$557,397	87%	$280,375	84%	$75,788	72%	$656,936	99%	$1,311	63%	$1,571,807	90%
Special Mention	36,468	6%	30,106	9%	4,061	4%	—	—%	—	—%	70,635	3%
Substandard	44,281	7%	19,596	6%	25,198	24%	8,310	1%	783	37%	98,168	6%
Doubtful	1,411	—%	2,092	1%	—	—%	—	—%	—	—%	3,503	1%
Total	$639,557	100%	$332,169	100%	$105,047	100%	$665,246	100%	$2,094	100%	$1,744,113	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of March 31, 2013 and December 31, 2012:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	March 31, 2013
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$249,969	100%	$52,015	100%	$192,941	90%	$175,144	100%	$670,069	97%
Non-performing	1,190	—%	186	—%	22,408	10%	138	—%	23,922	3%
Total	$251,159	100%	$52,201	100%	$215,349	100%	$175,282	100%	$693,991	100%

	December 31, 2012
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$257,389	100%	$55,258	99%	$193,883	89%	$170,827	100%	$677,357	96%
Non-performing	1,110	—%	592	1%	24,013	11%	119	—%	25,834	4%
Total	$258,499	100%	$55,850	100%	$217,896	100%	$170,946	100%	$703,191	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of March 31, 2013, are as follows:

March 31,
(Dollars in thousands)	2013

Oustanding principal balance	$3,193
Carrying amount	2,359

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 3, 2012 SE Financial acquisition date through March 31, 2013:

Accretable
(Dollars in thousands)	Discount

Balance, April 3, 2012	$159
Accretion	(114)
Balance, March 31, 2013	$45

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of March 31, 2013

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$1,949	7%	$2,326	21%	$13,468	24%	$17,743	18%	$587,292	25%	$605,035	25%	$—	$27,014	42%
Commercial business loans	3,476	12%	—	—%	3,933	7%	7,409	8%	323,461	14%	330,870	14%	—	9,785	15%
Commercial construction	4,301	15%	—	—%	8,707	15%	13,008	13%	85,264	4%	98,272	4%	—	12,653	20%
Total commercial	$9,726	34%	$2,326	21%	$26,108	46%	$38,160	39%	$996,017	43%	$1,034,177	43%	$—	$49,452	77%

Residential:
Residential real estate	$3,438	12%	$240	2%	$7,699	13%	$11,377	12%	$666,361	29%	$677,738	28%	$—	$12,799	20%
Residential construction	—	—%	—	—%	775	1%	775	1%	1,315	—%	2,090	—%	—	775	1%
Total residential	$3,438	12%	$240	2%	$8,474	14%	$12,152	13%	$667,676	29%	$679,828	28%	$—	$13,574	21%

Consumer loans:
Home equity & lines of credit	$1,018	3%	$70	1%	$390	1%	$1,478	2%	$249,681	11%	$251,159	11%	$—	$1,190	2%
Personal	309	1%	117	1%	—	—%	426	—%	51,775	2%	52,201	2%	—	186	—%
Education	12,392	43%	8,135	73%	22,408	39%	42,935	44%	172,414	8%	215,349	9%	22,408	—	—%
Automobile	2,071	7%	255	2%	—	—%	2,326	2%	172,956	7%	175,282	7%	—	137	—%
Total consumer	$15,790	54%	$8,577	77%	$22,798	40%	$47,165	48%	$646,826	28%	$693,991	29%	$22,408	$1,513	2%

Total	$28,954	100%	$11,143	100%	$57,380	100%	$97,477	100%	$2,310,519	100%	$2,407,996	100%	$22,408	$64,539	100%

(1)         Non-accruing loans do not include $2.4 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

Troubled Debt Restructured Loans

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types.  The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates.  The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status.  The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes. The Bank’s policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

•            A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•            An updated appraisal or home valuation which must demonstrate sufficient collateral value to support the debt;

•            Sustained performance based on the restructured terms for at least six consecutive months; and

•            Approval by the Special Assets Committee which consists of the Chief Credit Officer, the Chief Financial Officer and other members of senior management.

The Bank had 32 loans totaling $14.7 million and 31 loans totaling $20.8 million whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.6 million, 8 were commercial business loans with an aggregate outstanding balance of $3.5 million, 3 were commercial construction loans with an aggregate outstanding balance of $2.7 million, 2 were residential real estate loans with an aggregate outstanding balance of $141 thousand, and the remaining 9 were consumer loans with an aggregate outstanding balance of $672 thousand.  As of December 31, 2012, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 7 were commercial business loans with an aggregate outstanding balance of $9.2 million, 3 were commercial construction loans with an aggregate outstanding balance of $2.7 million, 2 were residential real estate loans with an aggregate outstanding balance of $145 thousand, and the remaining 9 were consumer loans with an aggregate outstanding balance of $908 thousand. The Company had accruing TDRs in the amount of $5.5 million as of December 31, 2012 that were modified during the year.

The following tables summarize information about TDRs as of the three months ended March 31, 2013 and as of the year ended December 31, 2012:

	For the Three Months Ended March 31, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	3	$311
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	2	202
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	1	109
Outstanding principal balance immediately before modification	3	311
Outstanding principal balance immediately after modification	3	311
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	15	6,616
Outstanding principal balance at period end	32	14,686
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	3	1,726

	For the Year Ended December 31, 2012
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	13	$9,066
Modifications granted:
Reduction of outstanding principal due	2	5,493
Deferral of principal amounts due	11	3,573
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	13	10,761
Outstanding principal balance immediately after modification	13	9,066
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	7,693
Outstanding principal balance at period end	31	20,830
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	1,726

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

Components of Impaired Loans

Impaired Loans

Year to date March 31, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$27,014	$33,598	$—	$26,776	$—	$—
Commercial Business	9,785	14,860	—	12,200	—	—
Commercial Construction	12,653	20,875	—	12,552	—	—
Residential Real Estate	12,799	13,542	—	13,470	—	—
Residential Construction	775	775	—	779	—	—
Home Equity and Lines of Credit	1,190	1,207	—	1,222	—	—
Personal	186	186	—	370	—	—
Education	—	—	—	—	—	—
Auto	137	138	—	140	—	—
Total Impaired Loans:	$64,539	$85,181	$—	$67,509	$—	$—

Commercial	$49,452	$69,333	$—	$51,528	$—	$—
Residential	13,574	14,317	—	14,249	—	—
Consumer	1,513	1,531	—	1,732	—	—
Total	$64,539	$85,181	$—	$67,509	$—	$—

The impaired loans table above does not include $2.4 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at March 31, 2013. Interest income that would have been recorded for the three months ended March 31, 2013, had impaired loans been current according to their original terms, amounted to approximately $1.1 million.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at March 31, 2013 and December 31, 2012 amounted to approximately $86.9 million and $92.4 million, respectively, and include $22.4 million and $24.0 million, respectively of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles which are amortized over an estimated useful life of ten years.  As of March 31, 2013, the core deposit intangibles net of accumulated amortization totaled $6.5 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over an estimated useful life of 8 years.

Goodwill and other intangibles at March 31, 2013 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2013	$121,973	$9,879
Additions	—	—
Amortization	—	(467)
Balance at March 31, 2013	$121,973	$9,412

The Company performed the annual review of its goodwill and identifiable intangible assets as of December 31, 2012, in accordance with FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company determined that there was no impairment as it relates to goodwill for the year ended December 31, 2012. Additionally, the Company reviewed the customer list intangible and determined the expected cash flows from the customer list intangible were less than the carrying amount of the customer list intangible and therefore recorded a $773 thousand impairment charge related to the customer list intangible for the year ended December 31, 2012. There was no impairment of the core deposit intangible for the year ended December 31, 2012.

During the three months ended March 31, 2013, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Investments in affordable housing and other partnerships	$13,833	$14,507
Cash surrender value of life insurance	20,023	19,885
Prepaid assets	5,441	7,336
Net deferred tax assets	48,441	47,079
Other real estate	11,709	11,751
Fixed assets held for sale	405	441
Mortgage servicing rights	1,337	1,302
All other assets	9,681	11,441
Total other assets	$110,870	$113,742

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its Mortgage Servicing Rights (“MSRs”).  The Company utilizes the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  See Note 20 for further discussion of MSRs.

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at March 31, 2013 and December 31, 2012:

	March 31,	% of Total	December 31,	% of Total
(Dollars in thousands)	2013	Deposits	2012	Deposits

Non-interest bearing deposits	$316,533	8.4%	$328,892	8.4%
Interest-earning checking accounts	667,084	17.6%	663,737	16.9%
Municipal checking accounts	479,178	12.6%	611,599	15.6%
Money market accounts	490,669	13.0%	496,508	12.6%
Savings accounts	1,064,165	28.1%	1,037,424	26.4%
Time deposits	770,763	20.3%	789,353	20.1%

Total deposits	$3,788,392	100.0%	$3,927,513	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
FHLB advances	$195,000	$140,000
Repurchase agreements	55,000	85,000
Statutory trust debenture	25,357	25,352
Total borrowed funds	$275,357	$250,352

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2013 and December 31, 2012, loans in the amount of $252.6 million and $254.2 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of

Philadelphia. At March 31, 2013 and December 31, 2012, the Company had $63.1 million and $96.2 million, respectively, of securities pledged as collateral on secured borrowings.

NOTE 12 — REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2013 and December 31, 2012, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2013 and December 31, 2012, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2013:
Tier 1 Capital (to average assets)	$473,400	10.20%	$139,235	3.00%	$232,059	5.00%
Tier 1 Capital (to risk weighted assets)	473,400	20.38%	92,926	4.00%	139,389	6.00%
Total Capital (to risk weighted assets)	502,814	21.64%	185,853	8.00%	232,316	10.00%

As of December 31, 2012:
Tier 1 Capital (to average assets)	$454,505	9.53%	$143,057	3.00%	$238,428	5.00%
Tier 1 Capital (to risk weighted assets)	454,505	19.23%	94,517	4.00%	141,776	6.00%
Total Capital (to risk weighted assets)	484,462	20.50%	189,034	8.00%	236,293	10.00%

The amounts in the above table are calculated using Bank only balances.

NOTE 13 — INCOME TAXES

For the three months ended March 31, 2013, the Company recorded a provision for income taxes of $575 thousand reflecting an effective rate of 15.2% compared to a provision for income taxes of $443 thousand reflecting an effective tax rate of 10.1%for the three months ended March 31, 2012.

The income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (11.3%), 2.8% and (12.9%) in the effective income tax rate calculation as of March 31, 2013, respectively, and (9.0%), 3.1%, and (10.6%) as of March 31, 2012, respectively.

As of March 31, 2013, the Company had net deferred tax assets totaling $48.4 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state and local net operating losses, and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2013. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

NOTE 14 — PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$—	$—	$65	$65
Interest cost	883	920	234	261
Expected return on assets	(1,588)	(1,067)	—	—
Amortization of loss (gain)	528	460	133	98
Amortization of prior service cost	—	—	(132)	(113)
Amortization of transition obligation	—	—	41	41
Net periodic pension (benefit) cost	$(177)	$313	$341	$352

In January 2013, the Company contributed $24.0 million to the consolidated pension plan which improved the projected benefit obligation funded status to approximately 100.0% during the three months ended March 31, 2013.

NOTE 15 — STOCK BASED COMPENSATION

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the EIP Trust to fund the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of March 31, 2013, 545,200 shares were fully vested and 334,500 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2013 was $57 thousand compared to $291 thousand for the three months ended March 31, 2012.  The decrease in compensation expense for the three months ended March 31, 2013 compared to the same period last year was due to the reversal of $469 thousand of expense for certain performance based awards as management determined that it was no longer probable that the performance threshold would be met.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(61,000)	9.29
Forfeited	—	—
Non-vested Stock Awards outstanding, March 31, 2013	619,175	9.60

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	128,000	9.13
Vested	(49,400)	8.90
Forfeited	(48,600)	11.10
Non-vested Stock Awards outstanding, March 31, 2012	721,900	$9.98

The fair value of the 61,000 shares vested during the three months ended March 31, 2013 was $609 thousand. The fair value of the 49,400 shares vested during the three months ended March 31, 2012 was $440 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the three months ended March 31, 2013, the Company granted 609,500 options compared to 566,000 options granted during the three months ended March 31, 2012. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $489 thousand for the three months ended March 31, 2013 compared $310 thousand for the three months ended March 31, 2012.

A summary of option activity as of March 31, 2013 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(3,100)	8.48
Forfeited	(900)	9.70
Expired	—	—
March 31, 2013	2,938,800	$10.12

A summary of option activity as of March 31, 2012 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2012	2,086,100	$10.74
Granted	566,000	9.13
Exercised	—	—
Forfeited	(47,100)	11.45
Expired	(900)	8.80
March 31, 2012	2,604,100	$10.38

The weighted average remaining contractual term was approximately 7.39 years and the aggregate intrinsic value was $2.3 million for options outstanding as of March 31, 2013.  As of March 31, 2013, exercisable options totaled 1,305,640 with an average weighted exercise price of $10.96 per share, a weighted average remaining contractual term of approximately 5.98 years, and an aggregate intrinsic value of $546 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31,
	2013	2012
Weighted average fair value of options granted	$3.37	$3.51
Weighted average risk-free rate of return	1.08%	1.43%
Weighted average expected option life in months	78	78
Weighted average expected volatility	34.69%	36.10%
Expected dividends	$—	$—

As of March 31, 2013, there was $4.8 million of total unrecognized compensation cost related to options and $3.9 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of March 31, 2012, there was $4.7 million of total unrecognized compensation cost related to options and $5.4 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 3.84 and 3.63 years as of March 31, 2013 and March 31, 2012, respectively. The average weighted lives for the stock award expense were 3.47 and 3.14 years at March 31, 2013 and March 31, 2012, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

At March 31, 2013 and December 31, 2012, the Company had outstanding commitments to purchase or make loans aggregating approximately $34.3 million and $20.8 million, respectively, commitments to customers on available lines of credit of $155.1 million and $140.0 million, respectively, at competitive rates, and standby letters of credit of $17.8 million and $18.4 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its commitments and contingencies of $730 thousand and $624 thousand at March 31, 2013 and December 31, 2012, respectively.

During the first quarter of 2013, the Company was notified by the U.S. Department of Justice (the “DOJ”) that the DOJ had initiated an investigation of the Bank under the Equal Credit Opportunity Act and the Fair Housing Act.  The investigation results from a referral by the Federal Deposit Insurance Corporation, the Bank’s primary federal regulator, and focuses on the Bank’s origination of home equity and residential mortgage loans.  The Bank is cooperating fully with the DOJ to resolve this matter.  Because the investigation is in the early stages, we cannot predict the eventual outcome of the DOJ investigation or any impact it will have on our future operations or financial results.  Until this investigation is completed, it is unlikely that Beneficial will be filing any regulatory applications related to strategic expansion or regarding a second step conversion, which the Board had been actively evaluating.

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

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.   This includes debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The guidance in this update requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.  The Company does not anticipate a significant impact to the financial statements related to this guidance.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company complied with this guidance for the period ended March 31, 2013.  Please refer to Note 3 of these unaudited condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  This pronouncement impacts disclosure related to the Company’s interest rate swaps and the Company complied with this guidance for the period ended March 31, 2013. Please refer to Note 21 to these unaudited condensed consolidated financial statements.

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the three months ended March 31, 2013.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and any collateral or discounted cash flow shortfall is charged-off.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows.  At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows at March 31, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,337	$1,337
Investment securities available for sale:
U.S. GSE and agency notes	—	22,396	—	22,396
GNMA guaranteed mortgage certificates	—	6,838	—	6,838
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	386	—	386
Agency CMOs	—	123,468	—	123,468
Non-Agency CMOs	—	16,359	—	16,359
GSE mortgage-backed securities	—	888,989	—	888,989
Municipal bonds
General obligation municipal bonds	—	61,698	—	61,698
Revenue municipal bonds	—	16,810	—	16,810
Pooled trust preferred securities (financial industry)	—	—	8,878	8,878
Money market funds	2,983	—	—	2,983
Mutual funds	1,486	—	—	1,486
Certificates of deposit	185	—	—	185
Interest rate swap agreements	—	315	—	315
Total Assets	$4,654	$1,137,259	$10,215	$1,152,128
Liabilities:
Interest rate swap agreements	$—	$332	$—	$332
Total Liabilities	$—	$332	$—	$332

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2012:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,302	$1,302
Investment securities available for sale:
U.S. GSE and agency notes	—	26,367	—	26,367
GNMA guaranteed mortgage certificates	—	6,986	—	6,986
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	1,433	—	1,433
Agency CMOs	—	136,524	—	136,524
Non-Agency CMOs	—	20,510	—	20,510
GSE mortgage-backed securities	—	965,682	—	965,682
Municipal bonds
General obligation municipal bonds	—	63,130	—	63,130
Revenue municipal bonds	—	16,883	—	16,883
Pooled trust preferred securities (financial industry)	—	—	8,722	8,722
Money market funds	19,504	—	—	19,504
Mutual funds	1,565	—	—	1,565
Certificates of deposit	185	—	—	185
Interest rate swap agreements	—	395	—	395
Total Assets	$21,254	$1,237,910	$10,024	$1,269,188
Liabilities:
Interest rate swap agreements	$—	$418	$—	$418
Total Liabilities	$—	$418	$—	$418

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

U.S. GSE and Agency Notes. For pricing evaluations, an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.

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

Government (GNMA) Guaranteed Collateralized Mortgage Obligations. For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and agency CMOs in general (including market research),  prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based single cash flow stream model or an OAS model is used. Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

Agency CMOs.  For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and agency CMOs in general (including market research),  prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based, single cash flow stream model or an OAS model is used.  Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

Non-Agency CMOs.  For pricing evaluations, the pricing service, in general, obtains and applies available market color (including indices and market research), prepayment and default projections based on historical statistics of the underlying collateral and current market data, and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For non-agency CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional single cash flow stream model or an OAS model is used.  Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

GSE Mortgage-backed Securities. Included in this category are Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities and Fannie Mae and Freddie Mac Adjustable Rate residential mortgage backed securities. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity. The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speeds to generate an average life for each pool. The appropriate spread is applied to the point on the Treasury curve that is equal to the average life of any given pool. This is the yield by which the cash flows are discounted.  Pool specific evaluation method enhances the information used in the seasoned model by incorporating the current weighted average maturity and taking into account additional pool level information supplied directly by the government sponsored enterprise.  Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, reset dates of the coupon and the convertibility of the bond.

Tax Exempt Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (“AMT”), use of proceeds, and callability.

Taxable Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information.  Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, AMT, use of proceeds, and callability.

Interest Rate Swaps. As of January 1, 2013, the Company changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Level 3 Investments Only (Dollars in thousands)	Trust Preferred Securities	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$8,722	$1,302	$11,153	$647
Additions	—	43	—	337
Included in other comprehensive income	172	—	611	—
Payments	(24)	(41)	(230)	(14)
Net accretion	8	—	21	—
Decrease in fair value due to changes in valuation input or assumptions	—	33	—	29
Balance, March 31,	$8,878	$1,337	$11,555	$999

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at March 31, 2013 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2013	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$10,655	$—	$—	$10,655	$(512)
Other real estate owned	1,682	—	—	1,682	(22)
Long lived assets held for sale	405	—	405	—	(36)

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2012	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$10,933	$—	$—	$10,933	$(6,593)
Other real estate owned	4,672	—	—	4,672	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At March 31, 2013		At December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$324,822	$324,822	$489,908	$489,908
Securities available for sale	See previous table	1,150,475	1,150,475	1,267,491	1,267,491
Securities held to maturity	Level 2	557,157	564,916	477,198	487,307
FHLB stock	Level 3	17,823	17,823	16,384	16,384
Loans, net	Level 3	2,344,846	2,408,974	2,387,000	2,465,126
Loans held for sale	Level 2	4,471	4,615	2,655	2,773
Mortgage servicing rights	Level 3	1,337	1,337	1,302	1,302
Interest rate swaps	Level 2	315	315	395	395
Accrued interest receivable	Level 3	15,798	15,798	15,381	15,381

Liabilities:
Deposits	Level 2	3,788,392	3,799,551	3,927,513	3,938,718
Borrowed funds	Level 2	275,357	283,640	250,352	264,619
Interest rate swaps	Level 2	332	332	418	418
Accrued interest payable	Level 2	2,111	2,111	2,236	2,236

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

Accrued Interest Receivable/Payable - The carrying amounts of interest receivable/payable approximate fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2013 and December 31, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 19 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

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

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2012	$1,018	$659	$1,677
Paid during the three months ended March 31, 2013	(365)	(75)	(440)
Accrued at March 31, 2013	$653	$584	$1,237

NOTE 20 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of service charges and other income in the Company’s consolidated statements of operations for each period.  As of March 31, 2013 and March 31, 2012, the Company serviced $167.4 million and $117.3 million of residential mortgage loans, respectively.  During the three months ended March 31, 2013 and 2012, the Company recognized $103 thousand and $57 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2013 and 2012:

	Residential
	Mortgage Servicing Rights
	For the Three Months Ended March 31,
Dollars in thousands	2013	2012

Balance, January 1,	$1,302	$647
Additions	43	337
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	33	29
Paydowns	(41)	(14)
Balance, March 31,	$1,337	$999

The Company uses assumptions and estimates in determining the fair value of MSRs.  These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 14.69%, a discount rate equal to 8.75% and an escrow earnings credit rate equal to 0.96%.  At March 31, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 15.37%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 1.18%.

At March 31, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	March 31, 2013	March 31, 2012

Fair value of residential mortgage servicing rights	$1,337	$999

Weighted average life (years)	4.5 years	4.8 years

Prepayment speed	14.69%	15.37%
Effect on fair value of a 20% increase	$(115)	$(87)
Effect on fair value of a 10% increase	(60)	(46)
Effect on fair value of a 10% decrease	67	49
Effect on fair value of a 20% decrease	139	103

Discount rate	8.75%	8.50%
Effect on fair value of a 20% increase	$(67)	$(53)
Effect on fair value of a 10% increase	(35)	(27)
Effect on fair value of a 10% decrease	37	28
Effect on fair value of a 20% decrease	75	59

Escrow earnings credit	0.96%	1.18%
Effect on fair value of a 20% increase	$17	$13
Effect on fair value of a 10% increase	8	7
Effect on fair value of a 10% decrease	(8)	(7)
Effect on fair value of a 20% decrease	(15)	(14)

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

NOTE 21 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012.  As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2013, the Company had four interest rate swaps with an aggregate notional amount of $20.3 million related to this program. During the three months ended March 31, 2013, the Company recognized a net gain of $6 thousand related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of March 31, 2013:

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$10,154	$315	$10,154	$332
Total derivatives	$10,154	$315	$10,154	$332

(1)    Included in other assets in our Consolidated Statements of Condition.

(2)    Included in other liabilities in our Consolidated Statements of Condition.

The following displays offsetting interest rate swap assets and liabilities for the periods presented:

Offsetting of Derivative Assets

As of March 31, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Assets *	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Interest rate swaps	$329	$—	$329	$—	$—	$329

Offsetting of Derivative Liabilities

As of March 31, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented	Statement of Financial Condition
	Recognized	Statement of	in the Statement of	Financial	Collateral
	Liabilities *	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$346	$—	$346	$—	$344	$2

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2012

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Assets *	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Interest rate swaps	$409	$—	$409	$—	$—	$409

Offsetting of Derivative Liabilities

As of December 31, 2012

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented	Statement of Financial Condition
	Recognized	Statement of	in the Statement of	Financial	Collateral
	Liabilities *	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$432	$—	$432	$—	$503	$(71)

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

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

As of March 31, 2013, the termination value of the interest rate swap in a liability position was $346 thousand.  As of March 31, 2013, the Company has minimum collateral posting thresholds with its counterparty and has posted collateral of $344 thousand. If the Company had breached any of these provisions at March 31, 2013 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at March 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative or regulatory changes or regulatory actions, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and its other reports filed with the U.S. Securities and Exchange Commission.

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

In the preparation of our unaudited condensed consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States.

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

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 63 offices throughout the Philadelphia and Southern New Jersey area.

The Bank is supervised and regulated by the Pennsylvania Department of Banking and the FDIC. The Company and the MHC, are regulated by the Board of Governors of the Federal Reserve System. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

On April 3, 2012, the Company consummated its acquisition of SE Financial and St. Edmond’s. SE Financial’s assets totaled $296.3 million at April 3, 2012 and the acquisition resulted in Beneficial having new branches in Roxborough, Pennsylvania and Deptford, New Jersey.  Refer to Note 4 to these unaudited condensed consolidated financial statements for further detail.

We recorded net income of $3.2 million, or $0.04 per diluted share, for the three months ended March 31, 2013, compared to net income of $3.9 million, or $0.05 per diluted share, for the three months ended March 31, 2012.

The low interest rate environment has reduced the yields on our investment and loan portfolios and has resulted in reduced net interest income of $2.9 million for the quarter compared to the same quarter a year ago. Net interest margin decreased to 2.85% for the three months ended March 31, 2013 from 3.26% for the same period in 2012. We expect that the continued low interest rate environment will continue to adversely impact our net interest margin in future periods.

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) continues to hold short term interest rates at historic lows and expects rates to remain low throughout 2014.  The low rate environment has impacted the yield on our investment portfolio as maturing investments and liquidity generated by our deposit growth was invested at lower interest rates.  Elevated unemployment, slow economic growth, and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery.  This resulted in low loan demand throughout 2012 and the first quarter of 2013.

Our asset quality metrics continue to improve as we reduce our non-performing asset levels.  At March 31, 2013, our non-performing assets were $98.7 million, representing a decrease of $5.5 million, or 5.3%, from $104.2 million at December 31, 2012, and a $50.0 million decrease, or 33.7%, from $148.7 million at March 31, 2012. Reserves as a percentage of non-performing loans, excluding government guaranteed student loans, totaled 90.9% at March 31, 2013 compared to 84.3% at December 31, 2012 and 54.7% at March 31, 2012.  We continue to strengthen our balance sheet and, at March 31, 2013, our allowance for loan losses totaled $58.7 million, or 2.44% of total loans, compared to $57.6 million, or 2.36% of total loans, at December 31, 2012, and $55.1 million, or 2.16% of total loans at March 31, 2012.  Our provision for credit losses decreased $2.5 million during the three months ended March 31, 2013 to $5.0 million from $7.5 million for the three months ended March 31, 2012 reflecting improvement in asset quality.  Net charge-offs during the three months ended March 31, 2013 were $4.0 million compared to $6.6 million a year ago.

We experienced contraction in our loan portfolio during the three months ended March 31, 2013 with loans decreasing $39.3 million, or 1.6%, to $2.4 billion at March 31, 2013 from $2.4 billion at December 31, 2012.  Despite total loan originations of $123.2 million during the quarter, our loan portfolio has decreased as a result of high commercial loan repayments and continued weak loan demand.  During the quarter ended December 31, 2012, we made a decision to begin to hold in portfolio some of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.  As a result of this decision, our mortgage banking income decreased $631 thousand to $242 thousand during the three months ended March 31, 2013 as compared to $873 thousand during the same period last year.

Deposits decreased $139.1 million, or 3.5%, to $3.8 billion at March 31, 2013 from $3.9 billion at December 31, 2012.  The decrease in deposits during the three months ended March 31, 2013 was primarily the result of a $132.4 million decrease in municipal deposits which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.

At March 31, 2013, stockholders’ equity increased to $634.4 million, or 13.3% of total assets, compared to $633.9 million, or 12.7% of total assets, at December 31, 2012. We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations.  The Bank’s tier 1 leverage ratio was 10.20% at March 31, 2013 compared to 9.53% at December 31, 2012 and the Bank’s total risk based capital ratio increased to 21.64% at March 31, 2013 compared to 20.50% at December 31, 2012.

We continue to repurchase shares of our common stock and repurchased 145,892 shares of our outstanding common stock during the three months ended March 31, 2013 which increased total treasury shares to 3,127,921 at March 31, 2013.

We believe that the economic crisis, which has adversely impacted our customers and communities, has resulted in a refocus on financial responsibility. Through any economic cycle, our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 160 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

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

CURRENT REGULATORY ENVIRONMENT

In December 2010 and January 2011, the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The effective date of the implementation of Basel III was originally scheduled for January 1, 2013; however, this has been postponed and is yet to be determined. When Basel III is implemented, the current provisions will require banking institutions to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

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

As of March 31, 2013, we believe our current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the Notice of Public Records.

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

Effective October 1, 2011, debit-card interchange regulations were issued that capped interchange rates at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.  We recognized $1.3 million of interchange revenue during the three months ended March 31, 2013.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of our revenues. Accordingly, the interest rate environment has a substantial impact on Beneficial’s earnings. For the three months ended March 31, 2013, Beneficial reported net interest income of $31.6 million, a decrease of $2.9 million, or 8.4%, from the three months ended March 31, 2012. The decrease in net interest income during the three months ended March 31, 2013 compared to the same period last year was primarily the result of a reduction in the average interest rate earned on investment securities and loans, partially offset by a reduction in the average cost of our liabilities.  We have been able to lower the cost of our liabilities to 0.69% for the three months ended March 31, 2013 compared to 0.90% for the three months ended March 31, 2012 by re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits coupled with the planned run-off of these deposits.

Our net interest margin decreased to 2.85% for the three months ended March 31, 2013 from 3.26% for the three months ended March 31, 2012.  We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

CREDIT RISK ENVIRONMENT

Asset quality metrics showed continued signs of improvement during the three months ended March 31, 2013. Non-performing loans, including loans 90 days past due and still accruing, decreased to $86.9 million at March 31, 2013, compared to $92.4 million at December 31, 2012. Non-performing loans at March 31, 2013 included $22.4 million of government guaranteed student loans, which represented 25.8% of total non-performing loans.  Net charge-offs for the three months ended March 31, 2013 were $4.0 million, compared to $6.6 million for the same period in 2012.  During the three months ended March 31, 2013, we recorded a provision for loan losses in the amount of $5.0 million compared to $7.5 million for the same period in 2012.  During the three months ended March 31, 2013, we continued to charge-off any collateral or cash flow deficiency for non-performing loans once a loan is 90 days past due. We continued to build our reserves and, at March 31, 2013, our allowance for loan losses totaled $58.7 million, or 2.44% of total loans, compared to $57.6 million, or 2.36% of total loans, at December 31, 2012 and $55.1 million, or 2.16% of total loans, at March 31, 2012.

Although the U.S. economy and our markets have shown some signs of improvement, unemployment remains high and commercial real estate conditions are just starting to improve.  We expect that property values will remain volatile until underlying market fundamentals improve consistently. During the three months ended March 31, 2013, we continued to strengthen our credit monitoring efforts by expanding resources in our credit and risk management functions and maintaining our focus on improving the credit quality of our loan portfolio.

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

The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Pennsylvania Department of Banking (the “Department”), as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $250 thousand to $500 thousand for the three months ended March 31, 2013.  We also have approximately $98.7 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year.  To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material.  For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $9.9 million.  During the three months ended March 31, 2013, we began to experience a decline in levels of delinquencies, net charge-offs and non-performing assets.  Management considered these market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at March 31, 2013 and December 31, 2012, respectively.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

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

As of March 31, 2013, we had net deferred tax assets totaling $48.4 million. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2013. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

In January 2013, the Company contributed $24.0 million to the Consolidated Pension Plan which improved the projected benefit obligation funded status to approximately 100.0% during the three months ended March 31, 2013.  In addition to our defined benefit programs, we offer a defined contribution plan (“401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with a recently formed Employee Stock Ownership Plan (“ESOP”) to form the Beneficial Bank Employee Savings and Stock Ownership Plan (“KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets decreased $242.8 million, or 4.8%, to $4.8 billion at March 31, 2013 from $5.0 billion at December 31, 2012.  Cash and cash equivalents decreased $165.1 million to $324.8 million at March 31, 2013 from $489.9 million at December 31, 2012. The decrease in cash and cash equivalents was primarily driven by a decline in municipal deposits as a result of our planned re-pricing and run-off strategy. Cash has remained elevated due to investment and loan prepayments.

Investments decreased $35.6 million, or 2.0%, to $1.7 billion at March 31, 2013 from $1.8 billion at December 31, 2012.  The decrease in investments during the three months ended March 31, 2013 was primarily driven by investment prepayments. We continue to focus on purchasing high quality agency bonds, and maintain a portfolio that provides a steady stream of cash flow both in the current and in rising interest rate environments.

Loans decreased $39.3 million, or 1.6%, to $2.4 billion at March 31, 2013 from $2.4 billion at December 31, 2012.  Despite total loan originations of $123.2 million during the three months ended March 31, 2013, our loan portfolio has decreased as a result of high commercial loan repayments and continued weak loan demand.  During the three months ended December 31, 2012, we made a decision to begin to hold in portfolio some of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.  As a result of this decision, our mortgage banking income decreased $631 thousand to $242 thousand during the three months ended March 31, 2013 as compared to $873 thousand during the same period last year.

Deposits decreased $139.1 million, or 3.5%, to $3.8 billion at March 31, 2013 from $3.9 billion at December 31, 2012.  The decrease in deposits during the three months ended March 31, 2013 was primarily the result of a $132.4 million decrease in municipal deposits as discussed above.

At March 31, 2013, stockholders’ equity increased to $634.4 million, or 13.3% of total assets, compared to $633.9 million, or 12.7% of total assets, at December 31, 2012.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General — For the three months ended March 31, 2013 and March 31, 2012, Beneficial recorded net income of $3.2 million, or $0.04 per diluted share, compared to $3.9 million, or $0.05 per diluted share.

Net Interest Income — For the three months ended March 31, 2013, Beneficial reported net interest income of $31.6 million, a decrease of $2.9 million, or 8.4%, from the three months ended March 31, 2012. The decrease in net interest income during the three months ended March 31, 2013 compared to the same period last year was primarily the result of a reduction in the average interest rate earned on investment securities and loans, and a decline in average loan balances of $126.6 million, partially offset by a reduction in the average cost of liabilities.  We have been able to lower the cost of our liabilities to 0.69% for the three months ended March 31, 2013 compared to 0.90% for the three months ended March 31, 2012 by re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits coupled with the planned run-off of these deposits.

Our net interest margin decreased to 2.85% for the three months ended March 31, 2013 from 3.26% for the three months ended March 31, 2012.  We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

Provision for Loan Losses — We recorded a provision for loan losses of $5.0 million for the three months ended March 31, 2013 compared to a provision of $7.5 million for the same period in 2012.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality and decreased levels of delinquencies and criticized and classified loans.  Net charge-offs totaled $4.0 million during the three months ended March 31, 2013 as compared to $6.6 million during the same period in 2012.

At March 31, 2013, our allowance for loan losses totaled $58.7 million, or 2.44% of total loans, compared to an allowance for loan losses of $57.6 million, or 2.36% of total loans, at December 31, 2012 and $55.1 million, or 2.16%, at March 31, 2012.

Non-interest Income — For the three months ended March 31, 2013, non-interest income totaled $6.9 million, a decrease of $109 thousand, or 1.5%, from the three months ended March 31, 2012.  The decrease was primarily due to a decrease of $631 thousand in mortgage banking income due to our decision to start to hold in portfolio some of our residential mortgage production, partially offset by $392 thousand increase of income from the sale of investment securities.

Non-interest Expense — For the three months ended March 31, 2013, non-interest expense of $29.7 million remained relatively consistent compared to non-interest expense of $29.6 million for the three months ended March 31, 2012.

Income Taxes — We recorded a provision for income taxes of $575 thousand for the three months ended March 31, 2013, reflecting an effective tax rate of 15.2%, compared to a provision for income taxes of $443 thousand, reflecting an effective tax rate benefit of 10.1%, for the same period in 2012.  The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits under the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2013 and March 31, 2012.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended March 31,			Three Months Ended March 31,
	2013			2012
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$291,082	$181	0.25%	254,997	161	0.25%
Stock	16,716	25	0.62%	18,537	5	0.11%
Other Investment securities	1,707,644	8,100	1.90%	1,393,810	9,950	2.86%
Total Investment securities	2,015,442	8,306	1.65%	1,667,344	10,116	2.43%

Loans:
Real estate loans
Residential	671,412	7,948	4.73%	615,397	7,455	4.85%
Non-residential	645,387	8,080	5.03%	712,086	8,772	4.93%
Total real estate	1,316,799	16,028	4.88%	1,327,483	16,227	4.89%
Business loans	289,726	3,803	5.27%	366,802	5,286	5.77%
Small Business loans	130,786	1,931	5.93%	132,658	1,942	5.86%
Total Business & Small Business loans	420,512	5,734	5.48%	499,460	7,228	5.79%
Total Business loans	1,065,899	13,814	5.21%	1,211,546	16,000	5.29%
Personal loans	699,737	7,894	4.58%	736,726	8,854	4.83%
Total loans, net of discount	2,437,048	29,656	4.90%	2,563,669	32,309	5.05%
Total interest earning assets	4,452,490	37,962	3.43%	4,231,013	42,425	4.02%
Non-interest earning assets	374,840			382,552
Total assets	$4,827,330			$4,613,565

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,051,357	1,141	0.44%	809,444	1,211	0.60%
Money market accounts	495,881	480	0.39%	535,413	910	0.68%
Demand deposits	657,106	437	0.27%	490,026	267	0.22%
Demand deposits - Municipals	544,676	363	0.27%	658,811	938	0.57%
Certificates of deposit	780,243	2,123	1.10%	819,917	2,591	1.27%
Total interest-bearing deposits	3,529,263	4,544	0.52%	3,313,611	5,917	0.72%
Borrowings	257,421	1,852	2.92%	246,380	2,056	3.36%
Total interest-bearing liabilities	3,786,684	6,396	0.69%	3,559,991	7,973	0.90%

Non-interest-bearing deposits	306,850			276,228
Other non-interest-bearing liabilities	101,028			146,444
Total liabilities	4,194,562			3,982,663

Total stockholders’ equity	632,768			630,902
Total liabilities and stockholders’ equity	$4,827,330			$4,613,565
Net interest income		$31,566			$34,452
Interest rate spread			2.74%			3.12%
Net interest margin			2.85%			3.26%
Average interest-earning assets to average interest-bearing liabilities			117.58%			118.85%

Asset Quality

At March 31, 2013, our non-performing assets decreased $5.5 million to $98.7 million from $104.2 million at December 31, 2012.  The ratio of non-performing assets to total assets remained consistent at 2.07% at March 31, 2013 from 2.08% at December 31, 2012.

ASSET QUALITY INDICATORS (Unaudited)

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012

Non-performing assets:
Non-accruing loans*	$64,539	$68,417	$100,713
Accruing government guaranteed student loans past due 90 days or more	22,408	24,013	26,091
Total non-performing loans	86,947	92,430	126,804

Real estate owned	11,709	11,752	21,905

Total non-performing assets	$98,656	$104,182	$148,709

Non-performing loans to total loans	3.61%	3.78%	4.97%
Non-performing assets to total assets	2.07%	2.08%	3.23%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	1.60%	1.60%	2.67%
ALLL to total loans	2.44%	2.36%	2.16%
ALLL to non-performing loans	67.49%	62.37%	43.47%
ALLL to non-performing loans (excluding government guaranteed student loans)	90.92%	84.26%	54.73%

* Non-accruing loans at March 31, 2013 and December 31, 2012 do not include $2.4 million and $2.3 million, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition and are performing as expected. Non-accruing loans include $14.7 million, $15.3 million, and $14.7 million of troubled debt restructured loans (TDRs) as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cashflow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $22.4 million and $24.0 million in government guaranteed student loans as of March 31, 2013 and December 31, 2012, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. Specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,034,177	$49,090	4.75%	$1,076,773	$48,324	4.49%
Residential	679,828	2,499	0.37%	667,340	2,435	0.36%
Consumer	693,991	6,540	0.94%	703,191	6,340	0.90%
Unallocated	—	550	—	—	550	—
Total	$2,407,996	$58,679	2.44%	$2,447,304	$57,649	2.36%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and allowances for each loan category based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in our loan portfolios, and (ii) an unallocated allowance. Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in net charge-offs, delinquency and criticized and classified loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

Our credit officers and workout group identify and manage potential problem loans for our loan portfolios. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with GAAP. When credits are downgraded beyond a certain level, our workout department becomes responsible for managing the credit risk.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $22.4 million and $24.0 million in government guaranteed student loans at March 31, 2013 and December 31, 2012, respectively.

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

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $49.1 million at March 31, 2013 (4.75% of commercial loans) which increased from $48.3 million at December 31, 2012 (4.49% of commercial loans). Although we experienced a $12.2 million decrease in classified and criticized loans to $142.3 million at March 31, 2013 from $154.5 million at December 31, 2012 and a $26.3 million decrease in delinquencies to $36.4 million at March 31, 2013 from $62.7 million at December 31, 2012, we continue to be concerned with the risk profile of the commercial portfolio given the experience over the past several years. We recorded net charge-offs in the amount of $3.4 million for our commercial loan portfolio during the three months ended March 31, 2013. We continue to charge-off any collateral deficiency for non-performing loans once a loan is 90 days past due.

Residential Loans. The allowance for the residential loan portfolio was consistent at $2.5 million at March 31, 2013 compared to $2.4 million at December 31, 2012. We recorded net charge-offs in the amount of $85 thousand for our residential loan portfolio during the three months ended March 31, 2013. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we continue to maintain reserves that we believe are sufficient to Cover losses inherent in the portfolio.

Consumer Loans. The allowance for the consumer loan portfolio increased $200 thousand to $6.5 million at March 31, 2013 compared to $6.3 million at December 31, 2012. We recorded net charge-offs in the amount of $497 thousand for our consumer loan portfolio during the three months ended March 31, 2013. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we have increased our reserves for this portfolio.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both March 31, 2013 and December 31, 2012. The unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the condensed consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $324.8 million.  In addition, at March 31, 2013, the Bank had the ability to borrow up to $1.3 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  At March 31, 2013, the Bank had $195.0 million of advances outstanding and $800 thousand of letters of credit outstanding with the FHLB.

A significant use of the Bank’s liquidity is the funding of loan originations.  At March 31, 2013, the Bank had $207.2 million in loan commitments outstanding, which consisted of $20.2 million and $14.1 million in commercial and consumer commitments to fund loans, respectively, $155.1 million in commercial and consumer unused lines of credit, and $17.8 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2013 totaled $406.1 million, or 52.7% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company has not paid any dividends to shareholders in the past.  The Company also has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At March 31, 2013, the Company (stand-alone) had liquid assets of $31.0 million.

The following table presents certain of our contractual obligations at March 31, 2013:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$275,357	$25,000	$60,000	$165,000	$25,357
Commitments to fund loans	34,265	34,265	—	—	—
Unused lines of credit	155,133	74,370	—	—	80,763
Standby letters of credit	17,840	17,840	—	—	—
Operating lease obligations	29,596	5,758	5,664	4,101	14,073
Total	$512,191	$157,233	$65,664	$169,101	$120,193

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

Capital Management — We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of March 31, 2013, approximately 92.4% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2013, approximately 5.8% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.3% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 1.5% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds, money market funds and bank certificates of deposit.

Credit Risk Management.  The objective of our credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification and monitoring. Our lending practices include conservative exposure limits, underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure.  Generally, all commercial loans less than $10.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $10.0 million must be approved by the Directors’ Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors.  Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes five non-employee directors. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge-off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolio.  We hired a Chief Credit Officer to supervise the workout department and identify, manage and work through non-performing assets.

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

For the three months ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk); from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk); and from interest rate related options imbedded in the bank’s assets and liabilities (option risk).

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected re-pricing of assets and liabilities at March 31, 2013.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2013:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$102,485	$118,961	$122,399
% change	(13.85)%		2.89%

Economic Value at Risk:
Equity	$624,608	$771,659	$783,742
% change	(19.06)%		1.57%

As of March 31, 2013, based on the scenarios above, net interest income at risk and economic value at risk would be positively affected over a one-year time horizon in a rising rate environment.  Additionally, net interest income at risk and economic value at risk would be adversely affected over a one-year time horizon in a declining rate environment.

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

Overall, our March 31, 2013 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2012.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31	—		—	—	1,259,900
February 1-28	—		—	—	1,259,900
March 1-31	145,892	(2)	9.92	129,700	1,130,200

(1)   On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.

(2)   Includes 16,192 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

3.2                               Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0                               Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification

101.0*          The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: May 2, 2013	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: May 2, 2013	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)