Form 10-Q
period 2013-06-30
Beneficial Mutual Bancorp Inc
filed 2013-08-01
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 78,799,586 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 33,006,811 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$45,629	$54,924
Overnight investments	227,497	434,984
Total cash and cash equivalents	273,126	489,908

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $1,149,191 and $1,237,876 at June 30, 2013 and December 31, 2012, respectively)	1,152,199	1,267,491
Held-to-maturity (estimated fair value of $561,700 and $487,307 at June 30, 2013 and December 31, 2012, respectively)	568,369	477,198
Federal Home Loan Bank stock, at cost	18,587	16,384
Total investment securities	1,739,155	1,761,073
LOANS:	2,385,093	2,447,304
Allowance for loan losses	(58,662)	(57,649)
Net loans	2,326,431	2,389,655
ACCRUED INTEREST RECEIVABLE	14,902	15,381
BANK PREMISES AND EQUIPMENT, Net	64,606	64,224
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	41,276	40,569
Other intangibles	8,944	9,879
Other assets	111,077	113,742
Total other assets	283,270	286,163
TOTAL ASSETS	$4,701,490	$5,006,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$310,921	$328,892
Interest-bearing deposits	3,426,688	3,598,621
Total deposits	3,737,609	3,927,513

Borrowed funds	275,361	250,352
Other liabilities	67,192	194,666
Total liabilities	4,080,162	4,372,531

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,282,607 and 82,279,507 issued and 78,798,786 and 79,297,478 outstanding, as of June 30, 2013 and December 31, 2012, respectively	823	823
Additional paid-in capital	355,436	354,082
Unearned common stock held by employee stock ownership plan	(17,000)	(17,901)
Retained earnings (partially restricted)	335,566	329,447
Accumulated other comprehensive loss	(23,094)	(7,027)
Treasury Stock at cost 3,483,821 shares and 2,982,029 shares as of June 30, 2013 and December 31,2012, respectively	(30,403)	(25,551)
Total stockholders’ equity	621,328	633,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,701,490	$5,006,404

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$29,052	$34,304	$58,708	$66,613
Interest on overnight investments	203	180	384	341
Interest and dividends on investment securities:
Taxable	7,741	9,239	15,150	18,401
Tax-exempt	702	740	1,418	1,532
Total interest income	37,698	44,463	75,660	86,887

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	719	1,344	1,519	2,548
Money market and savings deposits	1,642	2,279	3,263	4,400
Time deposits	2,057	2,542	4,180	5,133
Total	4,418	6,165	8,962	12,081
Interest on borrowed funds	2,052	2,132	3,905	4,188
Total interest expense	6,470	8,297	12,867	16,269
Net interest income	31,228	36,166	62,793	70,618
Provision for loan losses	5,000	7,500	10,000	15,000
Net interest income after provision for loan losses	26,228	28,666	52,793	55,618

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,690	1,489	3,784	3,650
Service charges and other income	4,322	4,119	8,091	7,691
Mortgage banking income	511	590	752	1,463
Net gain on sale of investment securities	804	675	1,637	1,116
Total non-interest income	7,327	6,873	14,264	13,920

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,347	14,722	28,335	29,046
Occupancy expense	2,503	2,434	5,018	4,897
Depreciation, amortization and maintenance	2,398	2,273	4,631	4,432
Marketing expense	1,113	932	2,040	1,815
Intangible amortization expense	468	1,046	935	1,957
FDIC Insurance	947	1,075	1,898	2,109
Merger and restructuring charges	(159)	2,737	(159)	2,821
Professional fees	948	1,000	2,882	2,106
Classified loan and other real estate owned related expense	1,969	1,879	3,084	3,441
Other	5,741	4,758	11,325	9,843
Total non-interest expense	30,275	32,856	59,989	62,467

Income before income taxes	3,280	2,683	7,068	7,071
Income tax expense	374	359	949	802
NET INCOME	$2,906	$2,324	$6,119	$6,269

EARNINGS PER SHARE — Basic	$0.04	$0.03	$0.08	$0.08
EARNINGS PER SHARE — Diluted	$0.04	$0.03	$0.08	$0.08

Average common shares outstanding — Basic	76,073,297	76,838,141	76,224,037	76,940,992
Average common shares outstanding — Diluted	76,244,150	77,007,093	76,413,437	77,114,124

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2013	2012

Net Income	$6,119	$6,269
Other comprehensive income, net of tax:
Unrealized losses on securities:
Unrealized holding losses on available-for-sale securities arising during the period (net of deferred tax of $9,250 and $314 for the six months ended June 30, 2013 and 2012, respectively)	(15,850)	(574)
Reclassification adjustment for net gains on available-for-sale securities included in net income (net of tax of $555 and $411 for the six months ended June 30, 2013 and 2012, respectively)	(952)	(705)
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $405 and $422 for the six months ended June 30, 2013 and 2012, respectively)	735	549
Total other comprehensive loss	(16,067)	(730)
Comprehensive (loss) income	$(9,948)	$5,539

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	82,279,507	$823	$354,082	$(17,901)	$329,447	$(25,551)	$(7,027)	$633,873
Net Income					6,119			6,119
KSOP shares committed to be released			(62)	901				839
Stock option expense			970					970
Restricted stock expense			420					420
Issuance of common shares	3,100		26					26
Purchase of treasury stock						(4,852)		(4,852)
Net unrealized losses on AFS securities arising during the period (net of deferred tax of $9,250)							(15,850)	(15,850)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $555)							(952)	(952)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $405)							735	735
BALANCE, JUNE 30, 2013	82,282,607	$823	$355,436	$(17,000)	$335,566	$(30,403)	$(23,094)	$621,328

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$6,119	$6,269
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,000	15,000
Depreciation and amortization	3,107	2,795
Intangible amortization	935	1,957
Net gains on sales of investments	(1,637)	(1,116)
Accretion of discount on investments	(502)	(580)
Amortization of premium on investments	6,040	3,645
Gain on sale of loans	(315)	(859)
Deferred income taxes	—	78
Net loss from disposition of premises and equipment	231	742
Proceeds from sale of fixed assets held for sale	(582)	—
Other real estate impairment	298	795
Net gain on sale of other real estate	30	81
Amortization of KSOP	838	1,164
Increase in bank owned life insurance	(707)	(760)
Stock based compensation	1,416	1,163
Origination of loans held for sale	(15,307)	(63,962)
Proceeds from sale of loans held for sale	13,791	61,320
Changes in assets and liabilities:
Accrued interest receivable	479	971
Accrued interest payable	(53)	(10)
Income taxes payable	1,160	(942)
Other liabilities	(22,542)	(6,650)
Other assets	6,856	1,597
Net cash provided by operating activities	9,655	22,698
INVESTING ACTIVITIES:
Loans originated or acquired	(265,732)	(219,751)
Principal repayment on loans	318,537	354,254
Purchases of investment securities available for sale	(214,733)	(337,320)
Proceeds from sales of investment securities available for sale	25,401	9,047
Proceeds from maturities, calls or repayments of investment securities available for sale	155,530	171,941
Purchases of investment securities held to maturity	(177,109)	(5,917)
Proceeds from sales of investment securities held to maturity	2,173	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	81,513	67,621
Net proceeds from sales of money market and mutual funds	17,100	15,123
(Purchase) redemption of Federal Home Loan Bank stock	(2,203)	1,970
Acquisition of SE Financial Corp, net cash acquired	—	2,465
Proceeds from sale other real estate owned	6,476	1,924
Purchases of premises and equipment	(3,720)	(2,563)
Cash provided by (used in) other investing activities	77	(285)
Net cash (used in) provided by investing activities	(56,690)	58,509
FINANCING ACTIVITIES:
Increase in borrowed funds	81,000	75,000
Repayment of borrowed funds	(55,991)	(39,991)
Net (decrease) increase in checking, savings and demand accounts	(157,672)	40,010
Net decrease in time deposits	(32,232)	(64,375)
Purchase of treasury stock	(4,852)	(5,794)
Net cash (used in) provided by financing activities	(169,747)	4,850
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(216,782)	86,057
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	489,908	347,956
CASH AND CASH EQUIVALENTS, END OF YEAR	$273,126	$434,013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$12,920	$16,244
Cash (received) payments for income taxes	(277)	2,733
Cash payment for pension contribution	24,000	—
Transfers of loans to other real estate owned	2,250	6,606
Transfers of bank branches to fixed assets held for sale	—	100
Acquisition of noncash assets and liabilities
Assets acquired	—	274,103
Liabilities assumed	—	276,568

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company”, “Beneficial”, or “Bancorp”) with the U. S. Securities and Exchange Commission on February 27, 2013.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are as follows: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed for the purpose of managing certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio.  All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.  Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.  Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices, throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is regulated by the Board of Governors of the Federal Reserve System.  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(15,850)	—	(15,850)
Amount reclassified from accumulated other comprehensive loss	(952)	735	(217)
Net current-period other comprehensive (loss) income	(16,802)	735	(16,067)
Ending balance, June 30, 2013	$1,901	$(24,995)	$(23,094)

The following table presents reclassifications out of AOCI by component for the six months ended June 30, 2013:

For the Six Months Ended June 30, 2013

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(1,507)		Net gain on sale of investment securities
	555		Income tax expense
	$(952)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$82	(1)	Other non-interest expense
Prior service costs	(264	)(1)	Other non-interest expense
Net recognized actuarial losses	1,322	(1)	Other non-interest expense
	$1,140		Total before tax
	(405)		Income tax benefit
	$735		Net of tax

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

The results of SE Financial’s operations are included in the Company’s consolidated statements of income for the period beginning on April 3, 2012, the date of the acquisition, through June 30, 2013.

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

During the first quarter of 2013, the Company finalized its fair value estimates related to the Merger. There were no adjustments to goodwill during this period from the amount reported in the Company’s Form 10-K for the year ended December 31, 2012.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 15 for further discussion of stock grants.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2013	2012	2013	2012

Basic and diluted earnings per share:
Net income	$2,906	$2,324	$6,119	$6,269
Basic average common shares outstanding	76,073,297	76,838,141	76,224,037	76,940,992
Effect of dilutive securities	170,853	168,952	189,400	173,132
Dilutive average shares outstanding	76,244,150	77,007,093	76,413,437	77,114,124
Net earnings per share
Basic	$0.04	$0.03	$0.08	$0.08
Diluted	$0.04	$0.03	$0.08	$0.08

For the three and six months ended June 30, 2013, there were 2,782,200 and 2,781,500 outstanding options and there were no restricted stock grants that were anti-dilutive and therefore excluded from the earnings per share calculation.  For the three and six months ended June 30, 2012, there were 2,268,770 outstanding options and 139,500 and 53,000 restricted stock grants, respectively, that were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$18,247	$44	$1	$18,290
GNMA guaranteed mortgage certificates	6,307	261	—	6,568
GSE mortgage-backed securities	918,702	11,925	10,433	920,194
Collateralized mortgage obligations	125,594	654	1,276	124,972
Municipal bonds	69,490	2,672	—	72,162
Pooled trust preferred securities	6,613	—	796	5,817
Money market, mutual funds and certificates of deposit	4,238	—	42	4,196

Total	$1,149,191	$15,556	$12,548	$1,152,199

	June 30, 2013
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$508	$3	$—	$511
GSE mortgage-backed securities	534,102	1,444	8,026	527,520
Collateralized mortgage obligations	27,741	88	342	27,487
Municipal bonds	4,018	161	—	4,179
Foreign bonds	2,000	3	—	2,003

Total	$568,369	$1,699	$8,368	$561,700

	December 31, 2012
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$26,085	$282	$—	$26,367
GNMA guaranteed mortgage certificates	6,732	254	—	6,986
GSE mortgage-backed securities	940,452	25,416	186	965,682
Collateralized mortgage obligations	157,581	1,250	364	158,467
Municipal bonds	75,534	4,479	—	80,013
Pooled trust preferred securities	10,382	—	1,660	8,722
Money market, mutual funds and certificates of deposit	21,110	144	—	21,254

Total	$1,237,876	$31,825	$2,210	$1,267,491

	December 31, 2012
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$536	$1	$—	$537
GSE mortgage-backed securities	430,256	9,781	—	440,037
Collateralized mortgage obligations	38,909	135	—	39,044
Municipal bonds	5,497	182	—	5,679
Foreign bonds	2,000	10	—	2,010

Total	$477,198	$10,109	$—	$487,307

During the six months ended June 30, 2013, the Bank sold $27.6 million of mortgage-backed securities and $1.9 million of other securities that resulted in an aggregate gain of $1.6 million. The $27.6 million of mortgage-backed securities sold during the six months ended June 30, 2013 included four securities classified as held to maturity with an aggregate carrying value of approximately $2.0 million.  The sale of the securities classified as held to maturity resulted in a gain of $130 thousand during the six months ended June 30, 2013.  Given that the Bank had collected more than 85% of the principal balance of each held to maturity security as of the date of sale, the Bank considers these sales to be maturities.

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $18.5 million and $796 thousand, respectively, related to its GSE mortgage-backed securities and pooled trust preferred securities as of June 30, 2013.  Additionally, the Company had an unrealized loss of $1.6 million on collateralized mortgage obligations and an unrealized loss of $43 thousand on other debt securities and mutual funds as of June 30, 2013.  The increase in the unrealized loss is due to an increase in intermediate and long-term interest rates since year end.

GSE Mortgage-Backed Securities

The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.8%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2013.

GSE Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 2.20% as of June 30, 2013. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2013.

Pooled Trust Preferred Securities

Credit impairment is determined through the use of cash flow models and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include the application of default rates, prepayment rates, and loss severities. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security; the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.  At June 30, 2013, the Company had two pooled trust preferred securities totaling $5.8 million with an unrealized loss of $796 thousand.

The following table presents a summary of the significant inputs used in estimating potential credit losses for pooled trust preferred securities as of June 30, 2013:

At
June 30, 2013
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100.0%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, is rated Aa3 by Moody’s and rated A+ by Standard & Poor’s.  At June 30, 2013, the book value of the security totaled $2.1 million and the fair value totaled $2.0 million, representing an unrealized loss of $89 thousand, or 4.2%. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in November 2013, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. Based on this analysis, the Company concluded that there was no credit impairment for this security.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and rated B+ by Standard & Poor’s, which represents a rating of below investment grade.  At June 30, 2013, the book value of the security totaled $4.5 million and the fair value totaled $3.8 million, representing an unrealized loss of $707 thousand, or 15.7%. At June 30, 2013, there were a total of 28 banks currently performing of the 38 remaining banks in the security pool. A total of 15.4%, or $28.0 million, of the current collateral of $181.7 million has defaulted and 12.7%, or $23.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in September 2013, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 23.7% of defaults from the remaining performing collateral of $130.5 million. Excess subordination for the US Capital Fund III A-1 security represents 59.9% of the remaining performing collateral. The excess subordination of 59.9% is calculated by taking the remaining performing collateral of $130.5 million, subtracting the Class A-1 or senior tranche balance of $52.3 million and dividing this result, $78.2 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.  Based on this analysis, the Company concluded that there was no credit impairment for this security.

Other Debt Securities

The Company reviewed its portfolio for the six months ended June 30, 2013, and with respect to the remaining debt securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	At June 30, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$63	$1	$—	$—	$63	$1
GSE mortgage-backed securities	1,013,368	18,459	—	—	1,013,368	18,459
Pooled trust preferred securities	—	—	5,817	796	5,817	796
Collateralized mortgage obligations	71,862	1,618	—	—	71,862	1,618
Subtotal, debt securities	1,085,293	20,078	5,817	796	1,091,110	20,874
Mutual Funds	1,433	42	—	—	1,433	42
Total temporarily impaired securities	$1,086,726	$20,120	$5,817	$796	$1,092,543	$20,916

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE mortgage-backed securities	$24,184	$186	$—	$—	$24,184	$186
Pooled trust preferred securities	—	—	8,722	1,660	8,722	1,660
Collateralized mortgage obligations	68,565	364	—	—	68,565	364
Total temporarily impaired securities	$92,749	$550	$8,722	$1,660	$101,471	$2,210

The following table sets forth the stated maturities of the investment securities at June 30, 2013 and December 31, 2012.  Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$4,243	$4,330	$5,635	$5,696
Due after one year through five years	5,393	5,570	6,415	6,643
Due after five years through ten years	55,352	57,019	61,677	64,402
Due after ten years	29,535	29,524	38,459	38,546
Mortgage-backed securities	1,050,603	1,051,734	1,104,765	1,131,135
Money market and mutual funds	4,065	4,022	20,925	21,069
Total	$1,149,191	$1,152,199	$1,237,876	$1,267,491

Held-to-maturity:
Due in one year or less	$2,663	$2,712	$4,142	$4,177
Due after one year through five years	2,850	2,895	2,850	2,913
Due after five years through ten years	505	575	505	599
Due after ten years	—	—	—	—
Mortgage-backed securities	562,351	555,518	469,701	479,618
Total	$568,369	$561,700	$477,198	$487,307

At June 30, 2013 and December 31, 2012, $290.1 million and $438.4 million, respectively, of securities were pledged to secure municipal deposits. At June 30, 2013 and December 31, 2012, the Company had $61.7 million and $96.2 million, respectively, of securities pledged as collateral on secured borrowings.  At June 30, 2013, the Company had no securities pledged as collateral on interest rate swaps while at December 31, 2012, the Company had $503 thousand of securities pledged as collateral on interest rate swaps.

At June 30, 2013 and December 31, 2012, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $18.6 million and $16.4 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at June 30, 2013 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 7 — LOANS

Major classifications of loans at June 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Commercial:
Commercial real estate	$581,849	$639,557
Commercial business loans	357,491	332,169
Commercial construction	75,924	105,047
Total commercial loans	1,015,264	1,076,773

Residential:
Residential real estate	685,681	665,246
Residential construction	1,150	2,094
Total residential loans	686,831	667,340

Consumer loans:
Home equity & lines of credit	245,350	258,499
Personal	47,348	55,850
Education	212,713	217,896
Automobile	177,587	170,946
Total consumer loans	682,998	703,191
Total loans	2,385,093	2,447,304

Allowance for losses	(58,662)	(57,649)
Loans, net	$2,326,431	$2,389,655

Included in the balance of residential loans are approximately $1.8 million and $2.7 million of loans held for sale at June 30, 2013 and December 31, 2012, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the three and six months ended June 30, 2013, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $9.2 million and $13.5 million, respectively, and recorded mortgage banking income of approximately $511 thousand and $752 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at June 30, 2013 or December 31, 2012 for non-performing loans.  The summary activity in the allowance for loan losses for all portfolios for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(Dollars in thousands)	2013	2012	2012

Balance, beginning of year	$57,649	$54,213	$54,213
Provision for loan losses	10,000	15,000	28,000
Charge-offs	(10,624)	(14,800)	(27,340)
Recoveries	1,637	1,208	2,776

Balance, end of period	$58,662	$55,621	$57,649

The following table sets forth the activity in the allowance for loan losses by portfolio for the six months ended June 30, 2013 and the year ended December 31, 2012:

	COMMERCIAL			RESIDENTIAL		CONSUMER
June 30, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	5,304	2,612	1,051	435	—	211	381	45	585	—	10,624
Recoveries	158	476	173	247	—	98	64	—	421	—	1,637
Provision	6,518	3,657	(1,359)	312	(52)	171	475	46	232	—	10,000
Allowance ending balance	$23,366	$19,609	$6,005	$2,417	$90	$2,455	$2,220	$304	$1,646	$550	$58,662

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	23,366	19,609	6,005	2,417	90	2,455	2,220	304	1,646	550	58,662
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$23,366	$19,609	$6,005	$2,417	$90	$2,455	$2,220	$304	$1,646	$550	$58,662

Financing receivable:
Ending balance
Individually evaluated for impairment	$31,828	$13,107	$8,363	$13,292	$310	$1,134	$186	$—	$172	$—	$68,392
Collectively evaluated for impairment	549,798	344,384	65,954	672,048	840	244,216	47,162	212,713	177,415	—	2,314,530
Loans acquired with deteriorated credit quality(1)	223	—	1,607	341	—	—	—	—	—	—	2,171
Total Portfolio	$581,849	$357,491	$75,924	$685,681	$1,150	$245,350	$47,348	$212,713	$177,587	$—	$2,385,093

(1)             Loans acquired with deteriorated credit quality are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2012 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	7,590	9,867	5,803	736	479	979	681	135	1,070	—	27,340
Recoveries	218	905	675	36	—	253	201	—	488	—	2,776
Provision	13,112	11,674	(1,421)	1,373	556	1,103	687	159	757	—	28,000
Allowance ending balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	21,994	18,088	8,242	2,293	142	2,397	2,062	303	1,578	550	57,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$37,358	$18,748	$13,407	$15,075	$783	$1,110	$592	$—	$119	$—	$87,192
Collectively evaluated for impairment	601,981	313,421	89,866	649,815	1,311	257,389	55,258	217,896	170,827	—	2,357,764
Loans acquired with deteriorated credit quality(1)	218	—	1,774	356	—	—	—	—	—	—	2,348
Total Portfolio	$639,557	$332,169	$105,047	$665,246	$2,094	$258,499	$55,850	$217,896	$170,946	$—	$2,447,304

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2013 and December 31, 2012:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	June 30, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$507,236	87%	$291,281	81%	$54,223	71%	$678,999	99%	$840	73%	$1,532,579	90%
Special Mention	32,266	6%	41,620	12%	10,947	15%	—	—%	—	—%	84,833	4%
Substandard	41,269	7%	24,590	7%	10,754	14%	6,682	1%	310	27%	83,605	5%
Doubtful	1,078	—%	—	—%	—	—%	—	—%	—	—%	1,078	1%
Total	$581,849	100%	$357,491	100%	$75,924	100%	$685,681	100%	$1,150	100%	$1,702,095	100%

	December 31, 2012
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$557,397	87%	$280,375	84%	$75,788	72%	$656,936	99%	$1,311	63%	$1,571,807	90%
Special Mention	36,468	6%	30,106	9%	4,061	4%	—	—%	—	—%	70,635	3%
Substandard	44,281	7%	19,596	6%	25,198	24%	8,310	1%	783	37%	98,168	6%
Doubtful	1,411	—%	2,092	1%	—	—%	—	—%	—	—%	3,503	1%
Total	$639,557	100%	$332,169	100%	$105,047	100%	$665,246	100%	$2,094	100%	$1,744,113	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of June 30, 2013 and December 31, 2012:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	June 30, 2013
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$244,216	100%	$47,217	100%	$190,197	89%	$177,415	100%	$659,045	96%
Non-performing	1,134	—%	131	—%	22,516	11%	172	—%	23,953	4%
Total	$245,350	100%	$47,348	100%	$212,713	100%	$177,587	100%	$682,998	100%

	December 31, 2012
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$257,389	100%	$55,258	99%	$193,883	89%	$170,827	100%	$677,357	96%
Non-performing	1,110	—%	592	1%	24,013	11%	119	—%	25,834	4%
Total	$258,499	100%	$55,850	100%	$217,896	100%	$170,946	100%	$703,191	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2013, are as follows:

June 30,
(Dollars in thousands)	2013

Outstanding principal balance	$2,996
Carrying amount	2,171

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 3, 2012 SE Financial acquisition date through June 30, 2013:

Accretable
(Dollars in thousands)	Discount

Balance, April 3, 2012	$159
Accretion	(119)
Balance, June 30, 2013	$40

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of June 30, 2013

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$2,660	11%	$154	2%	$12,167	23%	$14,981	18%	$566,868	25%	$581,849	24%	$—	$22,895	40%
Commercial business loans	1,495	6%	—	—%	4,492	9%	5,987	7%	351,504	15%	357,491	15%	—	13,107	23%
Commercial construction	—	—%	—	—%	7,375	14%	7,375	9%	68,549	3%	75,924	3%	—	8,363	14%
Total commercial	$4,155	17%	$154	2%	$24,034	46%	$28,343	34%	$986,921	43%	$1,015,264	42%	$—	$44,365	77%

Residential:
Residential real estate	$2,642	11%	$800	9%	$5,054	9%	$8,496	10%	$677,185	29%	$685,681	29%	$—	$11,825	20%
Residential construction	—	—%	—	—%	310	1%	310	—%	840	—%	1,150	—%	—	310	1%
Total residential	$2,642	11%	$800	9%	$5,364	10%	$8,806	10%	$678,025	29%	$686,831	29%	$—	$12,135	21%

Consumer loans:
Home equity & lines of credit	$845	3%	$408	5%	$417	1%	$1,670	2%	$243,680	11%	$245,350	11%	$—	$1,134	2%
Personal	345	1%	79	1%	—	—%	424	—%	46,924	2%	47,348	2%	—	131	—%
Education	14,044	58%	6,619	81%	22,516	43%	43,179	51%	169,534	7%	212,713	9%	22,516	—	—%
Automobile	2,367	10%	145	2%	—	—%	2,512	3%	175,075	8%	177,587	7%	—	172	—%
Total consumer	$17,601	72%	$7,251	89%	$22,933	44%	$47,785	56%	$635,213	28%	$682,998	29%	$22,516	$1,437	2%

Total	$24,398	100%	$8,205	100%	$52,331	100%	$84,934	100%	$2,300,159	100%	$2,385,093	100%	$22,516	$57,937	100%

(1)         Non-accruing loans do not include $2.2 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The Bank had 35 loans totaling $20.1 million and 31 loans totaling $20.8 million whose terms were modified in a manner that met the criteria for a TDR as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.3 million, 10 were commercial business loans with an aggregate outstanding balance of $7.4 million, 4 were commercial construction loans with an aggregate outstanding balance of $2.7 million, 3 were residential real estate loans with an aggregate outstanding balance of $2.1 million, and the remaining 8 were consumer loans with an aggregate outstanding balance of $599 thousand.  The Company had no accruing TDRs that were modified during the six months ended June 30, 2013.  As of December 31, 2012, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 7 were commercial business loans with an aggregate outstanding balance of $9.2 million, 3 were commercial construction loans with an aggregate outstanding balance of $2.7 million, 2 were residential real estate loans with an aggregate outstanding balance of $145 thousand, and the remaining 9 were consumer loans with an aggregate outstanding balance of $908 thousand. The Company had accruing TDRs in the amount of $5.5 million as of December 31, 2012 that were modified during the year.

The following tables summarize information about TDRs as of the six months ended June 30, 2013 and as of the year ended December 31, 2012:

	For the Six Months Ended June 30, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$2,305
Modifications granted:
Reduction of outstanding principal due	1	—
Deferral of principal amounts due	3	2,200
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	1	105
Outstanding principal balance immediately before modification	5	2,305
Outstanding principal balance immediately after modification	5	2,305
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	18	9,106
Outstanding principal balance at period end	35	20,140
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	3	1,726

	For the Year Ended December 31, 2012
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	13	$9,066
Modifications granted:
Reduction of outstanding principal due	2	5,493
Deferral of principal amounts due	11	3,573
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	13	10,761
Outstanding principal balance immediately after modification	13	9,066
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	7,693
Outstanding principal balance at period end	31	20,830
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	1,726

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

Components of Impaired Loans

Impaired Loans

Year to date June 30, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$22,895	$31,190	$—	$25,763	$—	$—
Commercial Business	13,107	19,753	—	11,554	—	—
Commercial Construction	8,363	15,365	—	11,344	—	—
Residential Real Estate	11,825	12,558	—	13,032	—	—
Residential Construction	310	310	—	644	—	—
Home Equity and Lines of Credit	1,134	1,152	—	1,204	—	—
Personal	131	131	—	292	—	—
Education	—	—	—	—	—	—
Auto	172	172	—	146	—	—
Total Impaired Loans:	$57,937	$80,631	$—	$63,979	$—	$—

Commercial	$44,365	$66,308	$—	$48,661	$—	$—
Residential	12,135	12,868	—	13,676	—	—
Consumer	1,437	1,455	—	1,642	—	—
Total	$57,937	$80,631	$—	$63,979	$—	$—

The impaired loans table above does not include $2.2 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at June 30, 2013. Interest income that would have been recorded for the six months ended June 30, 2013, had impaired loans been current according to their original terms, amounted to approximately $2.1 million.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at June 30, 2013 and December 31, 2012 amounted to approximately $80.5 million and $92.4 million, respectively, and include $22.5 million and $24.0 million, respectively of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles which are amortized over an estimated useful life of ten years.  As of June 30, 2013, the core deposit intangibles net of accumulated amortization totaled $6.2 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over an estimated useful life of 8 years.

Goodwill and other intangibles at June 30, 2013 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2013	$121,973	$9,879
Additions	—	—
Amortization	—	(935)
Balance at June 30, 2013	$121,973	$8,944

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

During the six months ended June 30, 2013, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Investments in affordable housing and other partnerships	$13,063	$14,507
Cash surrender value of life insurance	20,080	19,885
Prepaid assets	3,593	7,336
Net deferred tax assets	56,479	47,079
Other real estate	7,197	11,751
Fixed assets held for sale	—	441
Mortgage servicing rights	1,505	1,302
All other assets	9,160	11,441
Total other assets	$111,077	$113,742

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

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at June 30, 2013 and December 31, 2012:

	June 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2013	Deposits	2012	Deposits

Non-interest bearing deposits	$310,921	8.3%	$328,892	8.4%
Interest-earning checking accounts	670,783	18.0%	663,737	16.9%
Municipal checking accounts	419,763	11.2%	611,599	15.6%
Money market accounts	479,460	12.8%	496,508	12.6%
Savings accounts	1,099,562	29.4%	1,037,424	26.4%
Time deposits	757,120	20.3%	789,353	20.1%

Total deposits	$3,737,609	100.0%	$3,927,513	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at June 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
FHLB advances	$195,000	$140,000
Repurchase agreements	55,000	85,000
Statutory trust debenture	25,361	25,352
Total borrowed funds	$275,361	$250,352

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At June 30, 2013 and December 31, 2012, loans in the amount of $245.0 million and $254.2 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of

Philadelphia. At June 30, 2013 and December 31, 2012, the Company had $61.7 million and $96.2 million, respectively, of securities pledged as collateral on secured borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2013 and December 31, 2012, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2013 and December 31, 2012, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2013:
Tier 1 Capital (to average assets)	$474,103	10.35%	$137,398	3.00%	$228,997	5.00%
Tier 1 Capital (to risk weighted assets)	474,103	20.56%	92,237	4.00%	138,355	6.00%
Total Capital (to risk weighted assets)	503,305	21.83%	184,474	8.00%	230,592	10.00%

As of December 31, 2012:
Tier 1 Capital (to average assets)	$454,505	9.53%	$143,057	3.00%	$238,428	5.00%
Tier 1 Capital (to risk weighted assets)	454,505	19.23%	94,517	4.00%	141,776	6.00%
Total Capital (to risk weighted assets)	484,462	20.50%	189,034	8.00%	236,293	10.00%

The amounts in the above table are calculated using Bank only balances.

NOTE 13 — INCOME TAXES

For the six months ended June 30, 2013, the Company recorded a provision for income taxes of $949 thousand reflecting an effective rate of 13.4% compared to a provision for income taxes of $802 thousand reflecting an effective tax rate of 11.3% for the six months ended June 30, 2012.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (11.2%), 2.8% and (12.9%) in the effective income tax rate calculation as of June 30, 2013, respectively, and (9.5%), 3.3% and (10.9%) in the effective income tax rate calculation as of June 30, 2012, respectively.

As of June 30, 2013, the Company had net deferred tax assets totaling $56.5 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state and local net operating losses, and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2013. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$—	$—	$286	$65
Interest cost	963	919	—	262
Expected return on assets	(1,587)	(1,066)	—	—
Amortization of loss	527	461	134	98
Amortization of prior service cost	—	—	(132)	(114)
Amortization of transition obligation	—	—	41	41
Net periodic pension cost	$(97)	$314	$329	$352

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$—	$—	$351	$130
Interest cost	1,846	1,839	234	523
Expected return on assets	(3,175)	(2,133)	—	—
Amortization of loss	1,055	921	267	195
Amortization of prior service cost	—	—	(264)	(227)
Amortization of transition obligation	—	—	82	82
Net periodic pension cost	$(274)	$627	$670	$703

In January 2013, the Company contributed $24.0 million to the consolidated pension plan which improved the projected benefit obligation funded status to approximately 100.0% at the time of the contribution.

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the EIP Trust to fund the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of June 30, 2013, 551,200 shares were fully vested and 335,800 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six months ended June 30, 2013 was $362 thousand and $420 thousand, respectively, $198 thousand and $489 thousand, respectively, for the three and six months ended June 30, 2012.  The decrease in compensation expense for the six months ended June 30, 2013 compared to the same period last year was due to the reversal of $655 thousand of expense for performance based awards as management determined that it was no longer probable that the performance threshold would be met.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(67,000)	9.25
Forfeited	(1,300)	11.26
Non-vested Stock Awards outstanding, June 30, 2013	611,875	$9.61

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	128,000	9.13
Vested	(55,400)	8.51
Forfeited	(128,300)	10.61
Non-vested Stock Awards outstanding, June 30, 2012	636,200	$9.98

The fair value of the 67,000 shares that vested during the six months ended June 30, 2013 was $662 thousand. The fair value of the 55,400 shares that vested during the six months ended June 30, 2012 was $491 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2013, the Company granted 609,500 options compared to 566,000 options granted during the six months ended June 30, 2012. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $482 thousand and $970 thousand, for the three and six months ended June 30, 2013, respectively, compared to $363 thousand and $673 thousand for the three and six months ended June 30, 2012, respectively.

A summary of option activity as of June 30, 2013 and changes during the six month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(3,100)	8.48
Forfeited	(6,150)	10.26
Expired	(600)	9.70
June 30, 2013	2,932,950	$10.12

A summary of option activity as of June 30, 2012 and changes during the six month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2012	2,086,100	$10.74
Granted	566,000	9.13
Exercised	—	—
Forfeited	(147,530)	10.45
Expired	(66,250)	11.60
June 30, 2012	2,438,320	$10.36

The weighted average remaining contractual term was approximately 7.14 years and the aggregate intrinsic value was $15 thousand for options outstanding as of June 30, 2013.  As of June 30, 2013, exercisable options totaled 1,365,640 with an average weighted exercise price of $10.85 per share, a weighted average remaining contractual term of approximately 5.82 years, and an aggregate intrinsic value of $9 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2013 and 2012 are as follows:

	For the Six Months Ended June 30,
	2013	2012
Weighted average fair value of options granted	$3.37	$3.51
Weighted average risk-free rate of return	1.08%	1.43%
Weighted average expected option life in months	78	78
Weighted average expected volatility	34.69%	36.10%
Expected dividends	$—	$—

As of June 30, 2013, there was $4.3 million of total unrecognized compensation cost related to options and $3.1 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of June 30, 2012, there was $4.0 million of total unrecognized compensation cost related to options and $4.4 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 3.77 and 3.49 years as of June 30, 2013 and June 30, 2012, respectively. The average weighted lives for the stock award expense were 3.48 and 3.00 years at June 30, 2013 and June 30, 2012, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

At June 30, 2013 and December 31, 2012, the Company had outstanding commitments to purchase or originate loans aggregating approximately $30.8 million and $20.8 million, respectively, commitments to customers on available lines of credit of $160.5 million and $140.0 million, respectively, at competitive rates, and standby letters of credit of $18.0 million and $18.4 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $779 thousand and $624 thousand at June 30, 2013 and December 31, 2012, respectively.

During the first quarter of 2013, the Company was notified by the U.S. Department of Justice (the “DOJ”) that the DOJ had initiated an investigation of the Bank under the Equal Credit Opportunity Act and the Fair Housing Act.  The investigation results from a referral by the FDIC, the Bank’s primary federal regulator, and focuses on the Bank’s origination of home equity and residential mortgage loans.  The Bank is cooperating fully with the DOJ to resolve this matter.  Because the investigation is in the early stages, we cannot predict the eventual outcome of the DOJ investigation or any impact it will have on our future operations or financial results.  Until this investigation is completed, it is unlikely that the Company will be filing any regulatory applications related to strategic expansion or regarding a second step conversion, which the Board of Directors had been actively evaluating.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business.  The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740): The amendments of this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate “OIS”) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815): The amendments of this update permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”) swap rate. The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has not elected to apply hedge accounting of the benchmark interest rate under Topic 815 to any of its derivative financial instruments.  As a result, the Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.   This includes debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The guidance in this update requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.  The Company does not anticipate a significant impact to the consolidated financial statements related to this guidance.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company complied with this guidance for the period ended June 30, 2013.  Please refer to Note 3 of these unaudited condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  This pronouncement impacts disclosure related to the Company’s interest rate swaps and the Company complied with this guidance for the period ended June 30, 2013. Please refer to Note 21 to these unaudited condensed consolidated financial statements.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the six months ended June 30, 2013.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and any collateral or discounted cash flow shortfall is charged-off.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows.  At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows at June 30, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,505	$1,505
Investment securities available for sale:
U.S. GSE and agency notes	—	18,290	—	18,290
GNMA guaranteed mortgage certificates	—	6,568	—	6,568
Collateralized mortgage obligations (“CMOs”)
Agency CMOs	—	111,788	—	111,788
Non-Agency CMOs	—	13,184	—	13,184
GSE mortgage-backed securities	—	920,194	—	920,194
Municipal bonds
General obligation municipal bonds	—	55,804	—	55,804
Revenue municipal bonds	—	16,358	—	16,358
Pooled trust preferred securities (financial industry)	—	—	5,817	5,817
Money market funds	2,589	—	—	2,589
Mutual funds	1,434	—	—	1,434
Certificates of deposit	173	—	—	173
Interest rate swap agreements		140	—	140
Total Assets	$4,196	$1,142,326	$7,322	$1,153,844
Liabilities:
Interest rate swap agreements	$—	$102	$—	$102
Total Liabilities	$—	$102	$—	$102

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2012:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,302	$1,302
Investment securities available for sale:
U.S. GSE and agency notes	—	26,367	—	26,367
GNMA guaranteed mortgage certificates	—	6,986	—	6,986
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	1,433	—	1,433
Agency CMOs	—	136,524	—	136,524
Non-Agency CMOs	—	20,510	—	20,510
GSE mortgage-backed securities	—	965,682	—	965,682
Municipal bonds
General obligation municipal bonds	—	63,130	—	63,130
Revenue municipal bonds	—	16,883	—	16,883
Pooled trust preferred securities (financial industry)	—	—	8,722	8,722
Money market funds	19,504	—	—	19,504
Mutual funds	1,565	—	—	1,565
Certificates of deposit	185	—	—	185
Interest rate swap agreements	—	395	—	395
Total Assets	$21,254	$1,237,910	$10,024	$1,269,188
Liabilities:
Interest rate swap agreements	$—	$418	$—	$418
Total Liabilities	$—	$418	$—	$418

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

Tax Exempt General Obligation and Revenue Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (“AMT”), use of proceeds, and callability.

Taxable General Obligation and Revenue Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information.  Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, AMT, use of proceeds, and callability.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012.

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
Level 3 Investments Only (Dollars in thousands)	Trust Preferred Securities	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$8,722	$1,302	$11,153	$647
Additions	—	113	—	590
Included in other comprehensive income	864	—	(1,643)	—
Payments	(3,917)	(87)	(514)	(29)
Net accretion	148	—	37	—
Increase (decrease) in fair value due to changes in valuation input or assumptions	—	177	—	(108)
Balance, June 30,	$5,817	$1,505	$9,033	$1,100

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at June 30, 2013 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2013	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$13,594	$—	$—	$13,594	$(4,033)
Other real estate owned	700	—	—	700	(8)
Loans held for sale	1,807	—	1,807	—	(25)

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2012	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$18,960	$—	$—	$18,960	$(2,678)
Other real estate owned	5,591	—	—	5,591	(342)
Long lived assets held for sale	100	—	100	—	(115)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At June 30, 2013		At December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$273,126	$273,126	$489,908	$489,908
Securities available for sale	See previous table	1,152,199	1,152,199	1,267,491	1,267,491
Securities held to maturity	Level 2	568,369	561,700	477,198	487,307
FHLB stock	Level 3	18,587	18,587	16,384	16,384
Loans, net	Level 3	2,324,624	2,332,260	2,387,000	2,465,126
Loans held for sale	Level 2	1,807	1,807	2,655	2,773
Mortgage servicing rights	Level 3	1,505	1,505	1,302	1,302
Interest rate swaps	Level 2	140	140	395	395
Accrued interest receivable	Level 3	14,902	14,902	15,381	15,381

Liabilities:
Deposits	Level 2	3,737,609	3,746,045	3,927,513	3,938,718
Borrowed funds	Level 2	275,361	276,850	250,352	264,619
Interest rate swaps	Level 2	102	102	418	418
Accrued interest payable	Level 2	2,182	2,182	2,236	2,236

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

Interest Rate Swaps - As of January 1, 2013, the Company changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.

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

Borrowed Funds - The fair value of borrowed funds is based on a present value estimate using rates currently offered.  Under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the subordinated debenture was valued based on management’s estimate of similar trust preferred securities activity in the market.

Commitments to Extend Credit and Letters of Credit - The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans and are not included in the table above.  Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.  The estimated fair value approximates the recorded net deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2013 and December 31, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 19 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program.  As a result of this review, the Bank reduced approximately 4% of its workforce.  Additionally, the Bank made the decision to consolidate 5 of its branch locations into other existing branches.  These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense.  During the second quarter of 2011, $978 thousand of severance expense was accrued relating to the departure of an executive officer.  During the second quarter of 2012, the Company accrued for merger and restructuring charges related to the acquisition of SE Financial, as well as the restructuring of a department and the departure of an officer of the Bank that totaled $2.8 million. During the six months ended June 30, 2013, management determined that the remaining severance accrual related to the 2011 management reduction program was no longer needed and reversed the remaining $159 thousand accrual. These charges are included in merger and restructuring charges, a component of non-interest expense, within the consolidated statements of income.

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2012	$1,018	$659	$1,677
Accrual reversal during the six months ended June 30, 2013	(159)	—	(159)
Paid during the six months ended June 30, 2013	(499)	(147)	(646)
Accrued at June 30, 2013	$360	$512	$872

NOTE 20 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of service charges and other income in the Company’s consolidated statements of income for each period.  As of June 30, 2013 and June 30, 2012, the Company serviced $167.3 million and $142.0 million of residential mortgage loans, respectively.  During the six months ended June 30, 2013 and 2012, the Company recognized $206 thousand and $131 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the six months ended June 30, 2013 and 2012:

	Residential
	Mortgage Servicing Rights
	For the Six Months Ended June 30,
Dollars in thousands	2013	2012

Balance, January 1,	$1,302	$647
Additions	113	590
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	177	(108)
Paydowns	(87)	(29)
Balance, June 30,	$1,505	$1,100

The Company uses assumptions and estimates in determining the fair value of MSRs.  These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At June 30, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 11.00%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.06%.  At June 30, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 17.20%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 1.09%.

At June 30, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	June 30, 2013	June 30, 2012

Fair value of residential mortgage servicing rights	$1,505	$1,100

Weighted average life (years)	5.6 years	4.1 years

Prepayment speed	11.00%	17.20%
Effect on fair value of a 20% increase	$(109)	$(105)
Effect on fair value of a 10% increase	(57)	(55)
Effect on fair value of a 10% decrease	60	60
Effect on fair value of a 20% decrease	125	126

Discount rate	9.75%	8.50%
Effect on fair value of a 20% increase	$(95)	$(51)
Effect on fair value of a 10% increase	(50)	(27)
Effect on fair value of a 10% decrease	54	27
Effect on fair value of a 20% decrease	110	55

Escrow earnings credit	1.06%	1.09%
Effect on fair value of a 20% increase	$20	$13
Effect on fair value of a 10% increase	12	6
Effect on fair value of a 10% decrease	(10)	(7)
Effect on fair value of a 20% decrease	(20)	(14)

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012.  As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2013, the Company had six interest rate swaps with an aggregate notional amount of $26.8 million related to this program. During the three and six months ended June 30, 2013, the Company recognized a net gain of $106 thousand and $112 thousand related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2013:

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$13,422	$140	$13,422	$102
Total derivatives	$13,422	$140	$13,422	$102

(1)                   Included in other assets in our Consolidated Statements of Financial Condition.

(2)                   Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of June 30, 2013

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$158	$—	$158	$—	$—	$158

Offsetting of Derivative Liabilities

As of June 30, 2013

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities *	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$120	$—	$120	$—	—	$120

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2012

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$409	$—	$409	$—	$—	$409

Offsetting of Derivative Liabilities

As of December 31, 2012

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$432	$—	$432	$—	$503	$(71)

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

The Company has agreements with certain of its derivative counterparties that provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  The Company also has agreements with certain of its derivative counterparties that provide that if the Company fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of June 30, 2013, the termination value of the interest rate swap in a liability position was $120 thousand.  The Company has minimum collateral posting thresholds with its counterparty. As of June 30, 2013, neither the Company nor the counterparty was required to post collateral. If the Company had breached any of these provisions at June 30, 2013 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at June 30, 2013.

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

The Bank is supervised and regulated by the Pennsylvania Department of Banking and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

On April 3, 2012, the Company consummated its acquisition of SE Financial and St. Edmond’s. SE Financial’s assets totaled $296.3 million at April 3, 2012 and the acquisition resulted in Beneficial having new branches in Roxborough, Pennsylvania and Deptford, New Jersey.  Refer to Note 4 to these unaudited condensed consolidated financial statements for further detail.

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) continues to hold short term interest rates at historic lows and expects rates to remain low throughout 2014.  The low rate environment has impacted the yield on our investment portfolio as maturing investments and liquidity generated by prepayments and pay-offs of our loan portfolio was invested at lower interest rates.  Elevated unemployment, slow economic growth, and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery.  This resulted in low loan demand throughout 2012 and the first half of 2013.

The Bank recorded net income of $2.9 million and $6.1 million for the three and six month periods ended June 30, 2013, respectively, compared to $2.3 million and $6.3 million for the same periods in 2012.

The low interest rate environment has continued to reduce the yields on our investment and loan portfolios resulting in net interest income decreasing $5.0 million and $7.8 million, respectively, to $31.2 million and $62.8 million, respectively, for the three and six months ended June 30, 2013 compared to $36.2 million and $70.6 million, respectively, for the three and six months ended June 30, 2012.  Net interest margin decreased to 2.83% for both the three and six months ended June 30, 2013 from 3.21% and 3.23%, respectively, for the same periods in 2012 due to the low rate environment as well as continued weak loan demand. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods.

The reductions in net interest income were partially offset by improvement in our asset quality which resulted in lower required provisions for credit losses.  During the three and six months ended June 30, 2013, the Bank recorded a provision for credit losses in the amount of $5.0 million and $10.0 million, respectively, compared to a provision of $7.5 million and $15.0 million, respectively, for the three and six months ended June 30, 2012.  Net charge-offs during the three and six months ended June 30, 2013 totaled $5.0 million and $9.0 million, or an annualized net charge-off rate of 0.84% and 0.75%, respectively, compared to $7.0 million and $13.6 million, or an annualized net charge off rate of 1.08% and 1.05%, respectively, for the same period in 2012.

Our asset quality metrics continue to improve as we reduce our non-performing asset levels.  At June 30, 2013, our non-performing assets were $87.7 million, representing a decrease of $16.5 million, or 15.9%, from $104.2 million at December 31, 2012. Reserves as a percentage of non-performing loans, excluding government guaranteed student loans, totaled 101.3% at June 30, 2013 compared to 84.3% at December 31, 2012.  At June 30, 2013, our allowance for loan losses was $58.7 million, or 2.46% of total loans, compared to $57.6 million, or 2.36% of total loans, at December 31, 2012.

We experienced contraction in our loan portfolio during the six months ended June 30, 2013 with loans decreasing $62.2 million, or 2.5%, to $2.4 billion at June 30, 2013 from $2.4 billion at December 31, 2012.  Despite total loan originations of $281.0 million during the six months ended June 20, 2013, our loan portfolio has decreased as a result of high commercial loan repayments and continued weak loan demand.  During the quarter ended December 31, 2012, we made a decision to begin to hold in portfolio some of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.  As a result of this decision, our mortgage banking income decreased $711 thousand to $752 thousand during the six months ended June 30, 2013 as compared to $1.5 million during the same period last year.

During the quarter ended June 30, 2013, J.D. Power and Associates awarded Beneficial Bank the rating of “Highest Customer Satisfaction with Retail Banks in the Mid-Atlantic Region.”  We believe this award demonstrates our commitment to deliver an education-based experience to our customers through “The Beneficial Conversation” and staying true to our mission to always help our customers to do the right thing financially.

We remain focused on improving profitability and are making a number of investments in people, brand and technology to drive future growth.  Although these investments may result in lower profitability in the short-term, we believe that ultimately they will drive future profitability and value for our shareholders.

We continue to repurchase shares of our common stock and repurchased 485,600 shares of our outstanding common stock during the six months ended June 30, 2013 which increased total treasury shares to 3,483,821 at June 30, 2013.

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

In order to further improve our operating returns, we strive to leverage our position as one of the largest and oldest banks headquartered in the Philadelphia metropolitan area. We are focused on acquiring and retaining customers, and then educating them by aligning our products and services to their financial needs.  We also intend to deploy some of our excess capital to grow the Bank in our markets.

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

CURRENT REGULATORY ENVIRONMENT

In December 2010 and January 2011, the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” On July 2, 2013, the Federal Reserve Board approved the final Basel III capital rules, establishing unique standards for the largest institutions (advanced approach) through to community banks. The effective date of the implementation of Basel III is January 1, 2015 for Beneficial Bank.  When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain: (i) 4.5 Common Equity Tier 1 to risk-weighted assets; (ii) 6.0% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.  Each of these ratios will also require an additional 2.5% “capital conservation buffer” on top of the minimum requirements.

As of June 30, 2013, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including capital conservation buffers, as defined in the Basel III capital rules.

On July 21, 2010, President Obama signed the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repealed non-payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank and the Company.

Effective October 1, 2011, debit-card interchange regulations were issued that capped interchange rates at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.  We recognized $2.7 million of interchange revenue during the six months ended June 30, 2013 and $2.4 million during the six months ended June 30, 2012.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of our revenues. Accordingly, the interest rate environment has a substantial impact on the Company’s earnings. For the three months ended June 30, 2013, the Company reported net interest income of $31.2 million, a decrease of $5.0 million, or 13.7%, from the three months ended June 30, 2012. The decrease in net interest income during the three months ended June 30, 2013 compared to the same period last year was primarily the result of a reduction in the average interest rate earned on investment securities and loans due to the low interest rate environment and a decline in average loan balances of $290.7 million, partially offset by a reduction in the average cost of liabilities.  We have been able to lower the cost of our liabilities to 0.69% for both the three and six months ended June 30, 2013, compared to 0.87% and 0.88%, respectively, for the three and six months ended June 30, 2012 by re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits coupled with the planned run-off of these deposits.

For the six months ended June 30, 2013, the Company reported net interest income of $62.8 million, a decrease of $7.8 million, or 11.1%, from the six months ended June 30, 2012. The decrease in net interest income during the six months ended June 30, 2013 compared to the same period last year was primarily the result of a 56 basis point reduction in the average interest rate earned on investment securities and loans, and a decline in average loan balances of $208.8 million, partially offset by a reduction in the average cost of liabilities.  Our net interest margin decreased to 2.83% for the six months ended June 30, 2013 from 3.23% for the six months ended June 30, 2012.

Our net interest margin decreased to 2.83% for both the three and six months ended June 30, 2013 from 3.21% and 3.23% for the three and six months ended June 30, 2012.  We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

CREDIT RISK ENVIRONMENT

Asset quality metrics showed continued signs of improvement during the three and six months ended June 30, 2013. Non-performing loans, including loans 90 days past due and still accruing, decreased to $80.5 million at June 30, 2013, compared to $92.4 million at December 31, 2012. Non-performing loans at June 30, 2013 included $22.5 million of government guaranteed student loans, which represented 28.0% of total non-performing loans.  Net charge-offs for the three and six months ended June 30, 2013 were $5.0 million and $9.0 million, compared to $7.0 million and $13.6 million for the same periods in 2012.  During the three and six months ended June 30, 2013, we recorded a provision for loan losses in the amount of $5.0 million and $10.0 million compared to $7.5 million and $15.0 million for the same periods in 2012.  During the three and six months ended June 30, 2013, we continued to charge-off any collateral or cash flow deficiency for non-performing loans once a loan is 90 days past due. We continued to build our reserves and, at June 30, 2013, our allowance for loan losses totaled $58.7 million, or 2.46% of total loans, compared to $57.6 million, or 2.36% of total loans, at December 31, 2012 and $55.6 million, or 2.14% of total loans, at June 30, 2012.

Although the U.S. economy and our markets have shown some signs of improvement, unemployment remains high and commercial real estate conditions are just starting to improve.  We expect that property values will remain volatile until underlying market fundamentals improve consistently. During the six months ended June 30, 2013, we continued to strengthen our credit monitoring efforts by expanding resources in our credit and risk management functions and maintaining our focus on improving the credit quality of our loan portfolio.

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

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $500 thousand to $1.0 million for the six months ended June 30, 2013.  We also have approximately $87.7 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year.  To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material.  For example, a

10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $8.8 million.  During the six months ended June 30, 2013, we began to experience a decline in levels of delinquencies, net charge-offs and non-performing assets.  Management considered these market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at June 30, 2013 and December 31, 2012, respectively.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2012, management reviewed qualitative factors for the Bank including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2011.  Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2012.  Additionally, during 2012, we assessed the qualitative factors related to Beneficial Insurance Services, LLC and determined that the two-step quantitative goodwill impairment test was warranted based on declining revenues. We performed this impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2012.

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

Income Taxes.  We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense (benefit) is reported in the Consolidated Statements of Income. The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.

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

As of June 30, 2013, we had net deferred tax assets totaling $56.5 million. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2013. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

In January 2013, the Company contributed $24.0 million to the Consolidated Pension Plan which improved the projected benefit obligation funded status to approximately 100.0% at the time of the contribution.  In addition to our defined benefit programs, we offer a defined contribution plan (“401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with a recently formed Employee Stock Ownership Plan (“ESOP”) to form the Beneficial Bank Employee Savings and Stock Ownership Plan (“KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets decreased $304.9 million, or 6.1%, to $4.7 billion at June 30, 2013 from $5.0 billion at December 31, 2012.  Cash and cash equivalents decreased $216.8 million to $273.1 million at June 30, 2013 from $489.9 million at December 31, 2012. The decrease in cash and cash equivalents was primarily driven by a decline in municipal deposits as a result of our planned re-pricing and run-off strategy. Cash remains elevated due to investment and loan prepayments.

Investments decreased $21.9 million, or 1.2%, to $1.7 billion at June 30, 2013 from $1.8 billion at December 31, 2012.  The decrease in investments during the six months ended June 30, 2013 was driven by investment prepayments and a decrease in the net unrealized gain due to an increase in intermediate and long-term interest rates. We continue to focus on purchasing high quality agency bonds, and maintain a portfolio that provides a steady stream of cash flow both in the current and in rising interest rate environments.

Loans decreased $62.2 million, or 2.5%, to $2.33 billion at June 30, 2013 from $2.39 billion at December 31, 2012.  Despite total loan originations of $281.0 million during the six months ended June 30, 2013, our loan portfolio has decreased as a result of high commercial loan repayments and continued weak loan demand.  During the quarter ended December 31, 2012, we began to hold in portfolio some of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.  As a result of this decision, our mortgage banking income decreased $711 thousand to $752 thousand during the six months ended June 30, 2013 as compared to $1.5 million during the same period last year.

Deposits decreased $189.9 million, or 4.8%, to $3.7 billion at June 30, 2013 from $3.9 billion at December 31, 2012.  The decrease in deposits during the six months ended June 30, 2013 was primarily the result of a $191.8 million decrease in municipal deposits which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.

At June 30, 2013, stockholders’ equity decreased to $621.3 million, or 13.2% of total assets, compared to $633.9 million, or 12.7% of total assets, at December 31, 2012. The decrease in stockholders’ equity is primarily the result of a $16.1 million decrease in net unrealized gains on investment securities, included in other comprehensive income, as a result of an increase in intermediate and long-term interest rates since year end.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

General — For the three months ended June 30, 2013 and June 30, 2012, the Company recorded net income of $2.9 million, or $0.04 per diluted share, compared to $2.3 million, or $0.03 per diluted share.

Net Interest Income — For the three months ended June 30, 2013, the Company reported net interest income of $31.2 million, a decrease of $5.0 million, or 13.7%, from the three months ended June 30, 2012. The decrease in net interest income during the three months ended June 30, 2013 compared to the same period last year was primarily the result of a 53 basis point reduction in the average interest rate earned on investment securities and loans and a decline in average loan balances of $290.7 million, partially offset by a reduction in the average cost of liabilities.  We have been able to lower the cost of our liabilities to 0.69% for the three months ended June 30, 2013, compared to 0.87% for the three months ended June 30, 2012 by re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits coupled with the planned run-off of these deposits.

Our net interest margin decreased to 2.83% for the three months ended June 30, 2013 from 3.21% for the three months ended June 30, 2012.  We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

Provision for Loan Losses — We recorded a provision for loan losses of $5.0 million for the three months ended June 30, 2013 compared to a provision of $7.5 million for the same period in 2012.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality and decreased levels of delinquencies and classified loans.  Net charge-offs totaled $5.0 million during the three months ended June 30, 2013 as compared to $7.0 million during the same period in 2012.

At June 30, 2013, our allowance for loan losses totaled $58.7 million, or 2.46% of total loans, compared to an allowance for loan losses of $57.6 million, or 2.36% of total loans, at December 31, 2012 and $55.6 million, or 2.14%, at June 30, 2012.

Non-interest Income — For the three months ended June 30, 2013, non-interest income totaled $7.3 million, an increase of $454 thousand, or 6.6%, from the three months ended June 30, 2012.  The increase was primarily due to a $201 thousand increase in insurance and advisory commission and fee income, a $129 thousand increase in gains on the sale of investment securities and a $111 thousand increase in business account analysis fees.

Non-interest Expense — For the three months ended June 30, 2013, non-interest expense totaled $30.3 million, a decrease of $2.6 million, or 7.9%, from the three months ended June 30, 2012.  The decrease in non-interest expense was due to the absence of $2.9 million of merger and restructuring charges during the three months ended June 30, 2013.  Intangible asset amortization also decreased $578 thousand as a result of intangibles assets that were fully amortized, offset by increases in other expenses of $983 thousand associated with the outsourcing of certain information technology costs.

Income Taxes — We recorded a provision for income taxes of $374 thousand for the three months ended June 30, 2013, reflecting an effective tax rate of 11.4%, compared to a provision for income taxes of $359 thousand, reflecting an effective tax rate benefit of 13.4%, for the same period in 2012.  The effective tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits under the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2013 and June 30, 2012.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended June 30,			Three Months Ended June 30,
	2013			2012
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$322,787	$203	0.25%	$289,970	$180	0.25%
Stock	18,519	12	0.27%	19,705	5	0.11%
Other Investment securities	1,680,301	8,431	2.01%	1,519,787	9,974	2.63%
Total Investment securities	2,021,607	8,646	1.71%	1,829,462	10,159	2.22%

Loans:
Real estate loans
Residential	681,339	7,918	4.65%	698,528	8,478	4.85%
Non-residential	598,151	7,713	5.16%	741,761	10,060	5.43%
Total real estate	1,279,490	15,631	4.89%	1,440,289	18,538	5.15%
Business loans	295,702	3,808	5.16%	349,423	4,897	5.61%
Small Business loans	124,131	1,824	5.88%	145,115	2,103	5.80%
Total Business & Small Business loans	419,833	5,632	5.37%	494,538	7,000	5.66%
Total Business loans	1,017,984	13,345	5.25%	1,236,299	17,060	5.52%
Personal loans	688,867	7,789	4.54%	744,033	8,766	4.74%
Total loans, net of discount	2,388,190	29,052	4.87%	2,678,860	34,304	5.13%
Total interest earning assets	4,409,797	37,698	3.42%	4,508,322	44,463	3.95%
Non-interest earning assets	355,651			369,594
Total assets	$4,765,448			$4,877,916

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,080,095	1,171	0.43%	$954,723	1,389	0.59%
Money market accounts	482,617	471	0.39%	548,896	890	0.65%
Demand deposits	671,938	415	0.25%	600,822	464	0.31%
Demand deposits - Municipals	467,041	304	0.26%	623,475	880	0.57%
Certificates of deposit	765,727	2,057	1.08%	840,275	2,542	1.22%
Total interest-bearing deposits	3,467,418	4,418	0.51%	3,568,191	6,165	0.69%
Borrowings	275,360	2,052	2.99%	273,253	2,132	3.14%
Total interest-bearing liabilities	3,742,778	6,470	0.69%	3,841,444	8,297	0.87%

Non-interest-bearing deposits	312,339			308,879
Other non-interest-bearing liabilities	79,219			94,372
Total liabilities	4,134,336			4,244,695

Total stockholders’ equity	631,112			633,221
Total liabilities and stockholders’ equity	$4,765,448			$4,877,916
Net interest income		$31,228			$36,166
Interest rate spread			2.73%			3.08%
Net interest margin			2.83%			3.21%
Average interest-earning assets to average interest-bearing liabilities			117.82%			117.36%

Comparison of Operating Results for the Six Months Ended June 30, 2013 and June 30, 2012

General — For the six months ended June 30, 2013, the Company recorded net income of $6.1 million, or $0.08 per share, compared to a net income of $6.3 million, or $0.08 per share, for the six months ended June 30, 2012. Net income for the six months ended June 30, 2012 included merger and restructuring charges of $2.8 million related the acquisition of SE Financial.

Net Interest Income — For the six months ended June 30, 2013, the Company reported net interest income of $62.8 million, a decrease of $7.8 million, or 11.1%, from the six months ended June 30, 2012. The decrease in net interest income during the six months ended June 30, 2013 compared to the same period last year was primarily the result of a 56 basis point reduction in the average interest rate earned on investment securities and loans, and a decline in average loan balances of $208.8 million, partially offset by a reduction in the average cost of liabilities.  Our net interest margin decreased to 2.83% for the six months ended June 30, 2013 from 3.23% for the six months ended June 30, 2012.  We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.

We have been able to lower the cost of our liabilities to 0.69% for the six months ended June 30, 2013, compared to 0.88% for the six months ended June 30, 2012 by re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits coupled with the planned run-off of these deposits.

Provision for Loan Losses — The Company recorded a provision for loan losses of $10.0 million for the six months ended June 30, 2013 compared to a provision of $15.0 million for the same period in 2012.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality and decreased levels of delinquencies and classified loans.  Net charge-offs totaled $9.0 million during the six months ended June 30, 2013 as compared to $13.6 million during the same period in 2012.  We have continued to experience elevated levels of net charge-offs in 2013 as we charge-off the collateral deficiency on all classified collateral dependent loans across all portfolios once they are 90 days delinquent.

At June 30, 2013, the Company’s allowance for loan losses totaled $58.7 million, or 2.46% of total loans, compared to an allowance for loan losses of $57.6 million, or 2.36% of total loans, at December 31, 2012.

Non-interest Income — For the six months ended June 30, 2013, non-interest income totaled $14.3 million, an increase of $344 thousand, or 2.5%, from the six months ended June 30, 2012.  The increase was primarily due to a $521 thousand increase in income from the sale of investment securities, a $330 thousand increase in interchange fees, and a $241 thousand increase in business account analysis fees, partially offset by a $711 thousand decrease in mortgage banking income due to our decision to hold in portfolio some of our residential mortgage production.

Non-interest Expense — For the six months ended June 30, 2013, non-interest expense totaled $60.0 million, a decrease of $2.5 million, or 4.0%, from the six months ended June 30, 2012.  The decrease in non-interest expense was primarily driven by a $3.0 million decrease in merger and restructuring charges and a $711 thousand decrease in salaries and benefits as a result of the reversal of $655 thousand of expense for performance based awards as management determined that it was no longer probable that the performance threshold would be met.  These decreases were partially offset by a $776 thousand increase in professional fees primarily related to the Department of Justice Investigation, a $754 thousand increase in information technology costs related to outsourcing and a $349 thousand increase in correspondent bank charges.  During the six months ended June 30, 2013, classified loan and other real estate owned related expense remained elevated as we continue efforts to manage down our non-performing assets.

Income Taxes — The Company recorded an income tax expense of $949 thousand for the six months ended June 30, 2013, reflecting an effective tax rate of 13.4%, compared to an income tax expense of $802 thousand, reflecting an effective tax rate of 11.3%, for the same period in 2012. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2013 and June 30, 2012.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Six Months Ended June 30,			Six Months Ended June 30,
	2013			2012
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$307,022	$384	0.25%	$272,483	$341	0.25%
Stock	17,623	38	0.44%	19,121	10	0.11%
Other Investment securities	1,693,897	16,530	1.95%	1,456,799	19,923	2.74%
Total Investment securities & O/N Inv	2,018,542	16,952	1.68%	1,748,403	20,274	2.32%

Loans:
Real estate loans
Residential	676,404	15,865	4.69%	656,963	15,933	4.85%
Non-residential	621,638	15,793	5.09%	726,923	18,832	5.19%
Total real estate	1,298,042	31,658	4.88%	1,383,886	34,765	5.03%
Business loans	292,731	7,611	5.21%	358,113	10,183	5.69%
Small Business loans	127,440	3,754	5.91%	138,887	4,045	5.83%
Total Business & Small Business loans	420,171	11,365	5.42%	497,000	14,228	5.73%
Total Business loans	1,041,809	27,158	5.23%	1,223,923	33,060	5.41%
Personal loans	694,272	15,685	4.56%	740,379	17,620	4.79%
Total loans, net of discount	2,412,485	58,708	4.88%	2,621,265	66,613	5.09%
Total interest earning assets	4,431,027	75,660	3.42%	4,369,668	86,887	3.98%
Non-interest earning assets	365,191			376,073
Total assets	$4,796,218			$4,745,741

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,065,806	2,311	0.44%	$882,084	2,600	0.59%
Money market accounts	489,213	952	0.39%	542,154	1,800	0.67%
Demand deposits	664,563	852	0.26%	545,424	730	0.27%
Demand deposits - Municipals	505,644	667	0.27%	641,143	1,818	0.57%
Certificates of deposit	772,945	4,180	1.09%	830,096	5,133	1.24%
Total interest-bearing deposits	3,498,171	8,962	0.52%	3,440,901	12,081	0.71%
Borrowings	266,440	3,905	2.96%	259,817	4,188	3.24%
Total interest-bearing liabilities	3,764,611	12,867	0.69%	3,700,718	16,269	0.88%

Non-interest-bearing deposits	309,610			292,553
Other non-interest-bearing liabilities	90,061			120,408
Total liabilities	4,164,282			4,113,679

Total stockholders’ equity	631,936			632,062
Total liabilities and stockholders’ equity	$4,796,218			$4,745,741
Net interest income		$62,793			$70,618
Interest rate spread			2.73%			3.10%
Net interest margin			2.83%			3.23%
Average interest-earning assets to average interest-bearing liabilities			117.70%			118.08%

Asset Quality

At June 30, 2013, our non-performing assets decreased $16.5 million to $87.7 million from $104.2 million at December 31, 2012. The ratio of non-performing assets to total assets decreased to 1.86% at June 30, 2013 from 2.08% at December 31, 2012.

ASSET QUALITY INDICATORS

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2013	2013	2012	2012

Non-performing assets:
Non-accruing loans*	$57,937	$64,539	$68,417	$88,406
Accruing loans past due 90 days or more**	22,516	22,408	24,013	22,269
Total non-performing loans	80,453	86,947	92,430	110,675

Real estate owned	7,197	11,709	11,751	22,806

Total non-performing assets	$87,650	$98,656	$104,181	$133,481

Non-performing loans to total loans	3.37%	3.61%	3.78%	4.26%
Non-performing assets to total assets	1.86%	2.07%	2.08%	2.75%
Non-performing assets less accruing loans past due 90 days or more to total assets	1.39%	1.60%	1.60%	2.29%
ALLL to total loans	2.46%	2.44%	2.36%	2.14%
ALLL to non-performing loans	72.91%	67.49%	62.37%	50.26%
ALLL to non-performing loans (excluding student loans)	101.25%	90.92%	84.26%	62.48%

* Non-accruing loans at June 30, 2013, March 31, 2013 and December 31, 2012 do not include $2.2 million, $2.4 million and $2.3 million, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition and are performing as expected. Non-accruing loans include $20.1 million, $14.7 million, $15.3 million, and $14.5 million of troubled debt restructured loans (TDRs) as of June 30, 2013, March 31, 2013, December 31, 2012, and June 30, 2012, respectively.

** Includes $22.5 million, $22.4 million, $24.0 million, and $21.6 million in government guaranteed student loans as of June 30, 2013, March 31, 2013, December 31, 2012 and June 30, 2012, respectively.

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $22.5 million and $24.0 million in government guaranteed student loans as of June 30, 2013 and December 31, 2012, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at June 30, 2013 or December 31, 2012 for non-performing loans.  If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

During the six months ended June 30, 2013, real estate owned decreased $4.5 million to $7.2 million at June 30, 2013 from $11.8 million at December 31, 2012 as we continue to manage and sell these properties.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,015,264	$48,980	4.82%	$1,076,773	$48,324	4.49%
Residential	686,831	2,507	0.37%	667,340	2,435	0.36%
Consumer	682,998	6,625	0.97%	703,191	6,340	0.90%
Unallocated	—	550	—	—	550	—
Total	$2,385,093	$58,662	2.46%	$2,447,304	$57,649	2.36%

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $22.5 million and $24.0 million in government guaranteed student loans at June 30, 2013 and December 31, 2012, respectively.

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

The allowance for loan losses is subject to review by banking regulators. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding their appropriateness and the methodology employed in their determination.

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $49.0 million at June 30, 2013 (4.82% of commercial loans) which increased from $48.3 million at December 31, 2012 (4.49% of commercial loans). Although we experienced a $34.8 million decrease in delinquencies to $27.9 million at June 30, 2013 from $62.7 million at December 31, 2012, we note a continued elevated level of classified and criticized loans at $153.4 million at June 30, 2013 compared to $154.5 million at December 31, 2012 and continue to be concerned with the risk profile of the commercial portfolio given the experience over the past several years. We recorded net charge-offs in the amount of $8.0 million for our commercial loan portfolio during the six months ended June 30, 2013. We continue to charge-off any collateral deficiency for non-performing loans once a loan is 90 days past due.

Residential Loans. The allowance for the residential loan portfolio was $2.5 million at June 30, 2013 compared to $2.4 million at December 31, 2012. We recorded net charge-offs in the amount of $188 thousand for our residential loan portfolio during the six months ended June 30, 2013. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we continue to maintain reserves that we believe are sufficient to cover losses inherent in the portfolio.

Consumer Loans. The allowance for the consumer loan portfolio increased $285 thousand to $6.6 million at June 30, 2013 compared to $6.3 million at December 31, 2012. We recorded net charge-offs in the amount of $639 thousand for our consumer loan portfolio during the six months ended June 30, 2013. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we have increased our reserves for this portfolio.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both June 30, 2013 and December 31, 2012. The unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the condensed consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will not be necessary should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $273.1 million.  In addition, at June 30, 2013, the Bank had the ability to borrow up to $1.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  At June 30, 2013, the Bank had $195.0 million of advances outstanding and $800 thousand of letters of credit outstanding with the FHLB.

A significant use of the Bank’s liquidity is the funding of loan originations.  At June 30, 2013, the Bank had $209.3 million in loan commitments outstanding, which consisted of $22.4 million and $8.4 million in commercial and consumer commitments to fund loans, respectively, $160.5 million in commercial and consumer unused lines of credit, and $18.0 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2013 totaled $387.0 million, or 51.1% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company has not paid any dividends to shareholders in the past.  The Company also has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At June 30, 2013, the Company (stand-alone) had liquid assets of $30.9 million.

The following table presents certain of our contractual obligations at June 30, 2013:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$275,361	$25,000	$130,000	$95,000	$25,361
Commitments to fund loans	30,837	30,837	—	—	—
Unused lines of credit	160,503	80,182	—	—	80,321
Standby letters of credit	18,037	18,037	—	—	—
Operating lease obligations	63,154	6,054	9,810	8,316	38,974
Total	$547,892	$160,110	$139,810	$103,316	$144,656

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

Capital Management — The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2013, the Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2013, approximately 93.2% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P.  In addition, at June 30, 2013, approximately 5.1% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.3% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 1.4% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, FHLB stock, mutual funds and bank certificates of deposit.

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

For the six months ended June 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected re-pricing of assets and liabilities at June 30, 2013.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2013:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$101,001	$119,769	$119,170
% change	(15.67)%		(0.50)%

Economic Value at Risk:
Equity	$698,934	$813,026	$769,518
% change	(14.03)%		(5.35)%

As of June 30, 2013, based on the scenarios above, net interest income at risk and economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our June 30, 2013 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	301,900	$9.65	301,900	828,300
May 1-31	54,000	$8.71	54,000	774,300
June 1-30	—	—	—	774,300

(1)         On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s parent mutual holding company.

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

3.2                               Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0                               Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification

101.0*          The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 1, 2013	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 1, 2013	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)