Form 10-Q
period 2013-09-30
Beneficial Mutual Bancorp Inc
filed 2013-11-01
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 78,014,697 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 32,221,922 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$52,732	$54,924
Overnight investments	330,900	434,984
Total cash and cash equivalents	383,632	489,908

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $1,097,943 and $1,237,876 at September 30, 2013 and December 31, 2012, respectively)	1,101,128	1,267,491
Held-to-maturity (estimated fair value of $534,145 and $487,307 at September 30, 2013 and December 31, 2012, respectively)	540,391	477,198
Federal Home Loan Bank stock, at cost	17,417	16,384
Total investment securities	1,658,936	1,761,073
LOANS:	2,339,863	2,447,304
Allowance for loan losses	(56,860)	(57,649)
Net loans	2,283,003	2,389,655
ACCRUED INTEREST RECEIVABLE	14,688	15,381
BANK PREMISES AND EQUIPMENT, Net	64,308	64,224
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	41,611	40,569
Other intangibles	8,476	9,879
Other assets	107,961	113,742
Total other assets	280,021	286,163
TOTAL ASSETS	$4,684,588	$5,006,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$299,616	$328,892
Interest-bearing deposits	3,447,642	3,598,621
Total deposits	3,747,258	3,927,513

Borrowed funds	250,366	250,352
Other liabilities	67,191	194,666
Total liabilities	4,064,815	4,372,531

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,283,407 and 82,279,507 issued and 78,093,697 and 79,297,478 outstanding, as of September 30, 2013 and December 31, 2012, respectively	823	823
Additional paid-in capital	356,109	354,082
Unearned common stock held by employee stock ownership plan	(16,551)	(17,901)
Retained earnings (partially restricted)	339,066	329,447
Accumulated other comprehensive loss	(22,640)	(7,027)
Treasury Stock at cost 4,189,710 shares and 2,982,029 shares as of September 30, 2013 and December 31, 2012, respectively	(37,034)	(25,551)
Total stockholders’ equity	619,773	633,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,684,588	$5,006,404

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$28,374	$34,207	$87,082	$100,820
Interest on overnight investments	202	247	586	588
Interest and dividends on investment securities:
Taxable	8,039	8,022	23,190	26,424
Tax-exempt	692	732	2,110	2,264
Total interest income	37,307	43,208	112,968	130,096

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	704	1,054	2,223	3,602
Money market and savings deposits	1,708	2,124	4,971	6,525
Time deposits	2,051	2,374	6,231	7,506
Total	4,463	5,552	13,425	17,633
Interest on borrowed funds	2,053	2,087	5,958	6,275
Total interest expense	6,516	7,639	19,383	23,908
Net interest income	30,791	35,569	93,585	106,188
Provision for loan losses	1,500	7,000	11,500	22,000
Net interest income after provision for loan losses	29,291	28,569	82,085	84,188

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,778	2,069	5,563	5,719
Service charges and other income	3,378	3,339	11,469	11,028
Mortgage banking income	131	803	884	2,267
Net gain on sale of investment securities	297	659	1,933	1,775
Total non-interest income	5,584	6,870	19,849	20,789

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,634	14,638	42,969	43,685
Occupancy expense	2,402	2,478	7,420	7,375
Depreciation, amortization and maintenance	2,215	2,346	6,846	6,778
Marketing expense	1,457	870	3,497	2,684
Intangible amortization expense	468	916	1,403	2,874
FDIC Insurance	888	1,058	2,786	3,167
Merger and restructuring charges	—	—	(159)	2,821
Professional fees	1,640	1,172	4,522	3,278
Classified loan and other real estate owned related expense	1,449	1,772	4,533	5,212
Other	5,637	5,027	16,963	14,870
Total non-interest expense	30,790	30,277	90,780	92,744

Income before income taxes	4,085	5,162	11,154	12,233
Income tax expense	585	1,067	1,535	1,869
NET INCOME	$3,500	$4,095	$9,619	$10,364

EARNINGS PER SHARE — Basic	$0.05	$0.05	$0.13	$0.14
EARNINGS PER SHARE — Diluted	$0.05	$0.05	$0.13	$0.13

Average common shares outstanding — Basic	75,870,327	76,392,719	76,104,838	76,757,667
Average common shares outstanding — Diluted	76,129,245	76,541,190	76,346,536	76,922,357

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012

Net Income	$9,619	$10,364
Other comprehensive income, net of tax:
Unrealized losses on securities:
Unrealized holding (losses) gains on available-for-sale securities arising during the period (net of deferred tax of $9,076 and $1,205 for the nine months ended September 30, 2013 and 2012, respectively)	(15,552)	2,028
Reclassification adjustment for net gains on available-for-sale securities included in net income (net of tax of $663 and $654 for the nine months ended September 30, 2013 and 2012, respectively)	(1,139)	(1,121)
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $648 and $633 for the nine months ended September 30, 2013 and 2012, respectively)	1,078	824
Total other comprehensive (loss) income	(15,613)	1,731
Comprehensive (loss) income	$(5,994)	$12,095

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2013	82,279,507	$823	$354,082	$(17,901)	$329,447	$(25,551)	$(7,027)	$633,873
Net Income					9,619			9,619
KSOP shares committed to be released			(101)	1,350				1,249
Stock option expense			1,334					1,334
Restricted stock expense			761					761
Issuance of common shares	3,900		33					33
Purchase of treasury stock						(11,483)		(11,483)
Net unrealized losses on AFS securities arising during the period (net of deferred tax of $9,076)							(15,552)	(15,552)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $663)							(1,139)	(1,139)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $648)							1,078	1,078
BALANCE, SEPTEMBER 30, 2013	82,283,407	$823	$356,109	$(16,551)	$339,066	$(37,034)	$(22,640)	$619,773

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$9,619	$10,364
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,500	22,000
Depreciation and amortization	4,639	4,266
Intangible amortization	1,403	2,874
Net gains on sales of investments	(1,933)	(1,775)
Accretion of discount on investments	(664)	(819)
Amortization of premium on investments	8,322	6,750
Gain on sale of loans	(256)	(1,386)
Deferred income taxes	216	149
Net loss from disposition of premises and equipment	112	524
Proceeds from sale of fixed assets held for sale	(582)	—
Other real estate impairment	597	1,216
Net loss on sale of other real estate	13	39
Amortization of KSOP	1,249	1,448
Increase in bank owned life insurance	(1,042)	(1,118)
Stock based compensation	2,128	2,134
Origination of loans held for sale	(17,659)	(94,877)
Proceeds from sale of loans held for sale	17,602	93,514
Changes in assets and liabilities:
Accrued interest receivable	693	701
Accrued interest payable	(177)	(227)
Income taxes payable	1,746	102
Other liabilities	(21,832)	(9,856)
Other assets	8,846	3,959
Net cash provided by operating activities	24,540	39,982
INVESTING ACTIVITIES:
Loans originated or acquired	(400,194)	(333,249)
Principal repayment on loans	492,692	566,829
Purchases of investment securities available for sale	(214,734)	(425,655)
Proceeds from sales of investment securities available for sale	29,939	14,006
Proceeds from maturities, calls or repayments of investment securities available for sale	210,048	261,384
Purchases of investment securities held to maturity	(177,109)	(130,305)
Proceeds from sales of investment securities held to maturity	2,173	111,520
Proceeds from maturities, calls or repayments of investment securities held to maturity	108,618	—
Net proceeds from sales of money market and mutual funds	8,341	33,956
(Purchase) Redemption of Federal Home Loan Bank stock	(1,033)	3,720
Acquisition of SE Financial Corp, net cash acquired	—	2,465
Proceeds from sale other real estate owned	6,618	3,762
Purchases of premises and equipment	(5,100)	(3,565)
Proceeds from sale of premises and equipment	266	—
Cash provided by other investing activities	383	116
Net cash provided by investing activities	60,908	104,984
FINANCING ACTIVITIES:
Increase in borrowed funds	87,000	75,000
Repayment of borrowed funds	(86,986)	(74,987)
Net (decrease) increase in checking, savings and demand accounts	(133,942)	61,668
Net decrease in time deposits	(46,313)	(85,716)
Purchase of treasury stock	(11,483)	(8,748)
Net cash used in financing activities	(191,724)	(32,783)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(106,276)	112,183
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	489,908	347,956
CASH AND CASH EQUIVALENTS, END OF YEAR	$383,632	$460,139
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$19,560	$24,101
Cash (received) payments for income taxes	(497)	2,767
Cash payment for pension contribution	24,000	—
Transfers of loans to other real estate owned	2,965	8,307
Transfers of bank branches to fixed assets held for sale	—	100
Securities purchased and not yet settled	—	1,162
Acquisition of noncash assets and liabilities
Assets acquired	—	274,103
Liabilities assumed	—	276,568

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company”, “Beneficial”, or “Bancorp”) with the U. S. Securities and Exchange Commission on February 27, 2013.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other period.

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

Use of Estimates in the Preparation of Financial Statements

These unaudited interim condensed consolidated financial statements are prepared in conformity with GAAP.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the allowance for loan losses, goodwill, fair value, other intangible assets and income taxes.

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices, throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is regulated by the Board of Governors of the Federal Reserve System.  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(15,552)	—	(15,552)
Amount reclassified from accumulated other comprehensive loss	(1,139)	1,078	(61)
Net current-period other comprehensive (loss) income	(16,691)	1,078	(15,613)
Ending balance, September 30, 2013	$2,012	$(24,652)	$(22,640)

The following table presents reclassifications out of AOCI by component for the nine months ended September 30, 2013:

For the Nine Months Ended September 30, 2013

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(1,802)		Net gain on sale of investment securities
	663		Income tax expense
	$(1,139)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$130	(1)	Other non-interest expense
Prior service costs	(402	)(1)	Other non-interest expense
Net recognized actuarial losses	1,998	(1)	Other non-interest expense
	$1,726		Total before tax
	(648)		Income tax benefit
	$1,078		Net of tax

(1)        These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

NOTE 4 — BUSINESS COMBINATIONS

On April 3, 2012, the Company consummated the transactions contemplated by an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Financial (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company (the “Merger”).  Immediately thereafter, St. Edmond’s merged with and into the Bank.  Pursuant to the terms of the Merger Agreement, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition.  Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options.  In accordance with the Merger Agreement, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s consolidated statements of income for the period beginning on April 3, 2012, the date of the acquisition, through September 30, 2013.

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

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 15 for further discussion of stock grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2013	2012	2013	2012

Basic and diluted earnings per share:
Net income	$3,500	$4,095	$9,619	$10,364
Basic average common shares outstanding	75,870,327	76,392,719	76,104,838	76,757,667
Effect of dilutive securities	258,918	148,471	241,698	164,690
Dilutive average shares outstanding	76,129,245	76,541,190	76,346,536	76,922,357
Net earnings per share
Basic	$0.05	$0.05	$0.13	$0.14
Diluted	$0.05	$0.05	$0.13	$0.13

For the three and nine months ended September 30, 2013, there were 2,753,800 and 2,755,100 outstanding options and there were no restricted stock grants that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and nine months ended September 30, 2012, there were 2,186,300 outstanding options and 1,500 and no restricted stock grants, respectively, that were anti-dilutive for the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$14,997	$1	$52	$14,946
GNMA guaranteed mortgage certificates	6,024	230	—	6,254
GSE mortgage-backed securities	873,044	11,725	7,962	876,807
Collateralized mortgage obligations	115,285	437	2,596	113,126
Municipal bonds	69,044	2,183	—	71,227
Pooled trust preferred securities	6,554	—	751	5,803
Money market, mutual funds and certificates of deposit	12,995	—	30	12,965

Total	$1,097,943	$14,576	$11,391	$1,101,128

	September 30, 2013
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$510,930	$2,658	$8,427	$505,161
Collateralized mortgage obligations	23,661	32	663	23,030
Municipal bonds	3,800	152	—	3,952
Foreign bonds	2,000	2	—	2,002

Total	$540,391	$2,844	$9,090	$534,145

	December 31, 2012
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$26,085	$282	$—	$26,367
GNMA guaranteed mortgage certificates	6,732	254	—	6,986
GSE mortgage-backed securities	940,452	25,416	186	965,682
Collateralized mortgage obligations	157,581	1,250	364	158,467
Municipal bonds	75,534	4,479	—	80,013
Pooled trust preferred securities	10,382	—	1,660	8,722
Money market, mutual funds and certificates of deposit	21,110	144	—	21,254

Total	$1,237,876	$31,825	$2,210	$1,267,491

	December 31, 2012
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$536	$1	$—	$537
GSE mortgage-backed securities	430,256	9,781	—	440,037
Collateralized mortgage obligations	38,909	135	—	39,044
Municipal bonds	5,497	182	—	5,679
Foreign bonds	2,000	10	—	2,010

Total	$477,198	$10,109	$—	$487,307

During the nine months ended September 30, 2013, the Bank sold $32.1 million of mortgage-backed securities and $1.9 million of other securities that resulted in an aggregate gain of $1.9 million. The $32.1 million of mortgage-backed securities sold during the nine months ended September 30, 2013 included four securities classified as held to maturity with an aggregate carrying value of approximately $2.0 million.  The sale of the securities classified as held to maturity resulted in a gain of $130 thousand during the nine months ended September 30, 2013.  Given that the Bank had collected more than 85% of the principal balance of each held to maturity security as of the date of sale, the Bank considers these sales to be maturities.

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $16.4 million and $751 thousand, respectively, related to its GSE mortgage-backed securities and pooled trust preferred securities as of September 30, 2013.  Additionally, the Company had an unrealized loss of $3.3 million on GSE collateralized mortgage obligations and an unrealized loss of $82 thousand on other debt securities and mutual funds as of September 30, 2013.  The increase in the unrealized loss is due to an increase in intermediate and long-term interest rates since year end.

GSE Mortgage-Backed Securities

The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.9%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired at September 30, 2013.

GSE Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 2.80% as of September 30, 2013. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2013.

Pooled Trust Preferred Securities

Credit impairment is determined through the use of cash flow models and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include the application of default rates, prepayment rates, and loss severities. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.  At September 30, 2013, the Company had two pooled trust preferred securities totaling $5.8 million with an unrealized loss of $751 thousand.

The following table presents a summary of the significant inputs used in estimating potential credit losses for pooled trust preferred securities as of September 30, 2013:

At
September 30, 2013
Current default rate	3.6%
Prepayment rate	0.0%
Loss severity	100.0%

One pooled trust preferred security, Trapeza 2003-4A Class A1A, is rated Aaa by Moody’s and rated A+ by Standard & Poor’s.  At September 30, 2013, the book value of the security totaled $2.1 million and the fair value totaled $2.0 million, representing an unrealized loss of $66 thousand, or 3.13%. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and defaults and additional defaults of 3.60% of outstanding collateral, every three years beginning in November 2013, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. Based on this analysis, the Company concluded that there was no credit impairment for this security at September 30, 2013.

The remaining pooled trust preferred security, US Capital Fund III Class A-1, is rated Baa2 by Moody’s and rated B+ by Standard & Poor’s, which represents a rating of below investment grade.  At September 30, 2013, the book value of the security totaled $4.4 million and the fair value totaled $3.7 million, representing an unrealized loss of $685 thousand, or 15.5%. At September 30, 2013, there were a total of 28 banks currently performing of the 38 remaining banks in the security pool. A total of 15.4%, or $28.0 million, of the current collateral of $181.7 million has defaulted and 12.7%, or $23.2 million, of the current collateral has deferred. Utilizing a cash flow analysis model in analyzing this security, an assumption of 0% recovery of current deferrals and additional defaults of 3.60% of outstanding collateral, every three years beginning in December 2013, with a 0% recovery, was modeled and resulted in no cash flow shortfalls to our tranche. This represents the assumption of an additional 23.0% of defaults from the remaining performing collateral of $130.5 million. Excess subordination for the US Capital Fund III A-1 security represents 60.5% of the remaining performing collateral. The excess subordination of 60.5% is calculated by taking the remaining performing collateral of $130.5 million, subtracting the Class A-1 or senior tranche balance of $51.6 million and dividing this result, $78.9 million, by the remaining performing collateral. This excess subordination represents the additional collateral supporting our tranche.  Based on this analysis, the Company concluded that there was no credit impairment for this security at September 30, 2013.

Other Debt Securities

The Company reviewed its portfolio for the nine months ended September 30, 2013, and with respect to the remaining debt securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$14,801	$52	$—	$—	$14,801	$52
GSE mortgage-backed securities	826,405	16,389	—	—	826,405	16,389
Pooled trust preferred securities	—	—	5,803	751	5,803	751
Collateralized mortgage obligations	115,082	3,259	—	—	115,082	3,259
Subtotal, debt securities	956,288	19,700	5,803	751	962,091	20,451
Mutual Funds	1,354	30	—	—	1,354	30
Total temporarily impaired securities	$957,642	$19,730	$5,803	$751	$963,445	$20,481

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE mortgage-backed securities	$24,184	$186	$—	$—	$24,184	$186
Pooled trust preferred securities	—	—	8,722	1,660	8,722	1,660
Collateralized mortgage obligations	68,565	364	—	—	68,565	364
Total temporarily impaired securities	$92,749	$550	$8,722	$1,660	$101,471	$2,210

The following table sets forth the stated maturities of the investment securities at September 30, 2013 and December 31, 2012. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. For purposes of this table they are presented separately.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$4,301	$4,375	$5,635	$5,696
Due after one year through five years	5,455	5,620	6,415	6,643
Due after five years through ten years	53,018	54,409	61,677	64,402
Due after ten years	27,893	27,644	38,459	38,546
Mortgage-backed securities	994,353	996,187	1,104,765	1,131,135
Money market and mutual funds	12,923	12,893	20,925	21,069
Total	$1,097,943	$1,101,128	$1,237,876	$1,267,491

Held-to-maturity:
Due in one year or less	$2,560	$2,599	$4,142	$4,177
Due after one year through five years	2,860	2,916	2,850	2,913
Due after five years through ten years	380	439	505	599
Due after ten years	—	—	—	—
Mortgage-backed securities	534,591	528,191	469,701	479,618
Total	$540,391	$534,145	$477,198	$487,307

At September 30, 2013 and December 31, 2012, $319.5 million and $438.4 million, respectively, of securities were pledged to secure municipal deposits.  At September 30, 2013 and December 31, 2012, the Company had $34.8 million and $96.2 million, respectively, of securities pledged as collateral on secured borrowings.  At September 30, 2013, the Company had no securities pledged as collateral on interest rate swaps while at December 31, 2012, the Company had $503 thousand of securities pledged as collateral on interest rate swaps.

At September 30, 2013 and December 31, 2012, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $17.4 million and $16.4 million, respectively. The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at September 30, 2013 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 7 — LOANS

Loans at September 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial:
Commercial real estate	$592,172	$639,557
Commercial business loans	336,232	332,169
Commercial construction	55,786	105,047
Total commercial loans	984,190	1,076,773
Residential:
Residential real estate	685,462	665,246
Residential construction	278	2,094
Total residential loans	685,740	667,340

Consumer loans:
Home equity & lines of credit	239,253	258,499
Personal	43,981	55,850
Education	209,109	217,896
Automobile	177,590	170,946
Total consumer loans	669,933	703,191
Total loans	2,339,863	2,447,304

Allowance for losses	(56,860)	(57,649)
Loans, net	$2,283,003	$2,389,655

Included in the balance of residential loans are approximately $313 thousand and $2.7 million of loans held for sale at September 30, 2013 and December 31, 2012, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the three and nine months ended September 30, 2013, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $3.9 million and $17.3 million, respectively, and recorded mortgage banking income of approximately $131 thousand and $884 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at September 30, 2013 or December 31, 2012 for non-performing loans.  The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012, is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(Dollars in thousands)	2013	2012	2012

Balance, beginning of year	$57,649	$54,213	$54,213
Provision for loan losses	11,500	22,000	28,000
Charge-offs	(14,578)	(22,435)	(27,340)
Recoveries	2,289	2,062	2,776

Balance, end of period	$56,860	$55,840	$57,649

The following table sets forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	COMMERCIAL			RESIDENTIAL		CONSUMER
September 30, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Not Allocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	5,605	3,497	2,935	629	215	310	436	77	874	—	14,578
Recoveries	288	644	185	247	—	212	128	—	585	—	2,289
Provision	6,379	2,532	869	524	73	191	480	90	362	—	11,500
Allowance ending balance	$23,056	$17,767	$6,361	$2,435	$—	$2,490	$2,234	$316	$1,651	$550	$56,860

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	23,056	17,767	6,361	2,435	—	2,490	2,234	316	1,651	550	56,860
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$23,056	$17,767	$6,361	$2,435	$—	$2,490	$2,234	$316	$1,651	$550	$56,860

Financing receivable:
Ending balance
Individually evaluated for impairment	$31,055	$10,186	$6,466	$12,809	$130	$1,058	$232	$—	$123	$—	$62,059
Collectively evaluated for impairment	560,891	326,046	47,723	672,466	148	238,195	43,749	209,109	177,467	—	2,275,794
Loans acquired with deteriorated credit quality(1)	226	—	1,597	187	—	—	—	—	—	—	2,010
Total Portfolio	$592,172	$336,232	$55,786	$685,462	$278	$239,253	$43,981	$209,109	$177,590	$—	$2,339,863

(1)              Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

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

(1)              Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

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

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a loan classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral or discounted cash flow deficiency on all loans classified as substandard or worse. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2013 and December 31, 2012:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	September 30, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$514,942	87%	$266,710	79%	$36,081	65%	$679,360	99%	$148	53%	$1,497,241	90%
Special Mention	31,252	5%	43,891	13%	1,573	3%	—	—%	—	—%	76,716	4%
Substandard	45,978	8%	25,631	8%	18,132	32%	6,102	1%	130	47%	95,973	6%
Total	$592,172	100%	$336,232	100%	$55,786	100%	$685,462	100%	$278	100%	$1,669,930	100%

	December 31, 2012
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$557,397	87%	$280,375	84%	$75,788	72%	$656,936	99%	$1,311	63%	$1,571,807	90%
Special Mention	36,468	6%	30,106	9%	4,061	4%	—	—%	—	—%	70,635	3%
Substandard	44,281	7%	19,596	6%	25,198	24%	8,310	1%	783	37%	98,168	6%
Doubtful	1,411	—%	2,092	1%	—	—%	—	—%	—	—%	3,503	1%
Total	$639,557	100%	$332,169	100%	$105,047	100%	$665,246	100%	$2,094	100%	$1,744,113	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of September 30, 2013 and December 31, 2012:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	September 30, 2013
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$238,195	100%	$43,870	100%	$187,052	89%	$177,467	100%	$646,584	97%
Non-performing	1,058	—%	111	—%	22,057	11%	123	—%	23,349	3%
Total	$239,253	100%	$43,981	100%	$209,109	100%	$177,590	100%	$669,933	100%

	December 31, 2012
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$257,389	100%	$55,258	99%	$193,883	89%	$170,827	100%	$677,357	96%
Non-performing	1,110	—%	592	1%	24,013	11%	119	—%	25,834	4%
Total	$258,499	100%	$55,850	100%	$217,896	100%	$170,946	100%	$703,191	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of September 30, 2013, are as follows:

September 30,
(Dollars in thousands)	2013

Outstanding principal balance	$2,827
Carrying amount	2,010

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 3, 2012 SE Financial acquisition date through September 30, 2013:

Accretable
(Dollars in thousands)	Discount

Balance, April 3, 2012	$159
Accretion	(124)
Balance, September 30, 2013	$35

Loan Delinquencies and Non-accrual Loans

The Company monitors the past due and non-accrual status of loans in determining the loss classification, impairment status and the allowance for loan losses.  Generally, all loans past due 90 days or more are put on non-accrual status.  Education loans greater than 90 days delinquent continue to accrue interest as they are U.S. government guaranteed with little risk of credit loss.

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of September 30, 2013

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$5,656	16%	$185	2%	$7,671	18%	$13,512	15%	$578,660	26%	$592,172	25%	$—	$20,822	42%
Commercial business loans	3,264	9%	—	—%	2,642	6%	5,906	7%	330,326	15%	336,232	14%	—	10,186	20%
Commercial construction	1,675	5%	—	—%	5,701	13%	7,376	8%	48,410	2%	55,786	2%	—	6,466	13%
Total commercial	$10,595	30%	$185	2%	$16,014	37%	$26,794	30%	$957,396	43%	$984,190	41%	$—	$37,474	75%

Residential:
Residential real estate	$3,448	10%	$597	4%	$4,176	10%	$8,221	9%	$677,241	30%	$685,462	29%	$—	$11,362	23%
Residential construction	—	—%	—	—%	130	—%	130	—%	148	—%	278	—%	—	130	—%
Total residential	$3,448	10%	$597	4%	$4,306	10%	$8,351	9%	$677,389	30%	$685,740	29%	$—	$11,492	23%

Consumer loans:
Home equity & lines of credit	$1,289	4%	$65	1%	$448	1%	$1,802	2%	$237,451	10%	$239,253	11%	$—	$1,058	2%
Personal	345	1%	114	1%	—	—%	459	1%	43,522	2%	43,981	2%	—	111	—%
Education	17,505	49%	9,933	89%	22,057	52%	49,495	55%	159,614	7%	209,109	9%	22,057	—	—%
Automobile	2,105	6%	286	3%	—	—%	2,391	3%	175,199	8%	177,590	8%	—	123	—%
Total consumer	$21,244	60%	$10,398	94%	$22,505	53%	$54,147	61%	$615,786	27%	$669,933	30%	$22,057	$1,292	2%

Total	$35,287	100%	$11,180	100%	$42,825	100%	$89,292	100%	$2,250,571	100%	$2,339,863	100%	$22,057	$50,258	100%

(1)       Non-accruing loans do not include $2.0 million of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition.

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

(1)   Non-accruing loans do not include $2.3 million of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition.

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

The Bank had 32 loans totaling $19.8 million and 30 loans totaling $11.5 million whose terms were modified in a manner that met the criteria for a TDR as of September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013, 11 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $9.3 million, 8 were commercial business loans with an aggregate outstanding balance of $6.5 million, 4 were commercial construction loans with an aggregate outstanding balance of $1.3 million, 3 were residential real estate loans with an aggregate outstanding balance of $2.1 million, and the remaining 6 were consumer loans with an aggregate outstanding balance of $511 thousand.  The Company had no accruing TDRs that were modified during the nine months ended September 30, 2013.  As of September 30, 2012, 7 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $2.0 million, 8 were commercial business loans with an aggregate outstanding balance of $8.2 million, 5 were residential real estate loans with an aggregate outstanding balance of $277 thousand, and the remaining 10 were consumer loans with an aggregate outstanding balance of $1.0 million.

The following tables summarize information about TDRs as of the nine months ended September 30, 2013 and as of the year ended December 31, 2012:

	For the Nine Months Ended September 30, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	7	$4,419
Modifications granted:
Reduction of outstanding principal due	1	—
Deferral of principal amounts due	3	2,174
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	3	2,244
Outstanding principal balance immediately before modification	7	4,558
Outstanding principal balance immediately after modification	7	4,419
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	19	12,008
Outstanding principal balance at period end	32	19,792
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	2	517

	For the Nine Months Ended September 30, 2012
(Dollars in thousands, except number of loans)	No. of Loans	Balance

Loans modified during the period in a manner that met the definition of a TDR	11	$1,980
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	11	1,980
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	11	1,980
Outstanding principal balance immediately after modification	11	1,980
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	11	3,723
Outstanding principal balance at period end	30	11,524
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Impaired Loans

Year to date September 30, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$20,822	$28,628	$—	$24,349	$—	$—
Commercial Business	10,186	16,689	—	11,614	—	—
Commercial Construction	6,466	15,352	—	10,227	—	—
Residential Real Estate	11,362	12,048	—	12,623	—	—
Residential Construction	130	338	—	542	—	—
Home Equity and Lines of Credit	1,058	1,075	—	1,178	—	—
Personal	111	111	—	239	—	—
Education	—	—	—	—	—	—
Auto	123	125	—	145	—	—
Total Impaired Loans:	$50,258	$74,366	$—	$60,917	$—	$—

Commercial	37,474	60,669	$—	46,190	$—	$—
Residential	11,492	12,386	—	13,165	—	—
Consumer	1,292	1,311	—	1,562	—	—
Total	$50,258	$74,366	$—	$60,917	$—	$—

The impaired loans table above does not include $2.0 million of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition.

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

The impaired loans table above includes $5.5 million of accruing TDRs that were modified during 2012 and were performing in accordance with their modified terms at December 31, 2012.  We recorded $279 thousand of interest income related to these accruing TDRs during the year ended December 31, 2012.  The impaired loans table above does not include $2.3 million of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at September 30, 2013. Interest income that would have been recorded for the nine months ended September 30, 2013, had impaired loans been current according to their original terms, amounted to $2.5 million.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at September 30, 2013 and December 31, 2012 amounted to approximately $72.3 million and $92.4 million, respectively, and include $22.0 million and $24.0 million, respectively, of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles which are amortized over an estimated useful life of ten years.  As of September 30, 2013, the core deposit intangibles net of accumulated amortization totaled $5.8 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over an estimated useful life of 8 years.

Goodwill and other intangibles at September 30, 2013 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2013	$121,973	$9,879
Additions	—	—
Amortization	—	(1,403)
Balance at September 30, 2013	$121,973	$8,476

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

During the nine months ended September 30, 2013, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Investments in affordable housing and other partnerships	$12,284	$14,507
Cash surrender value of life insurance	19,837	19,885
Prepaid assets	3,708	7,336
Net deferred tax assets	55,954	47,079
Other real estate	7,488	11,751
Fixed assets held for sale	—	441
Mortgage servicing rights	1,571	1,302
All other assets	7,119	11,441
Total other assets	$107,961	$113,742

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

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at September 30, 2013 and December 31, 2012:

	September 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2013	Deposits	2012	Deposits

Non-interest bearing deposits	$299,616	8.0%	$328,892	8.4%
Interest-earning checking accounts	667,377	17.8%	663,737	16.9%
Municipal checking accounts	455,035	12.1%	611,599	15.6%
Money market accounts	459,577	12.3%	496,508	12.6%
Savings accounts	1,122,613	30.0%	1,037,424	26.4%
Time deposits	743,040	19.8%	789,353	20.1%

Total deposits	$3,747,258	100.0%	$3,927,513	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at September 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
FHLB advances	$195,000	$140,000
Repurchase agreements	30,000	85,000
Statutory trust debenture	25,366	25,352
Total borrowed funds	$250,366	$250,352

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At September 30, 2013 and December 31, 2012, loans in the amount of $238.3 million and $254.2 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of

Philadelphia. At September 30, 2013 and December 31, 2012, the Company had $34.8 million and $96.2 million, respectively, of securities pledged as collateral on secured borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2013 and December 31, 2012, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2013 and December 31, 2012, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2013:

Tier 1 Capital (to average assets)	$466,783	10.25%	$136,580	3.00%	$227,633	5.00%

Tier 1 Capital (to risk weighted assets)	466,783	20.92%	89,272	4.00%	133,908	6.00%

Total Capital (to risk weighted assets)	495,049	22.18%	178,544	8.00%	223,180	10.00%

As of December 31, 2012:

Tier 1 Capital (to average assets)	$454,505	9.53%	$143,057	3.00%	$238,428	5.00%

Tier 1 Capital (to risk weighted assets)	454,505	19.23%	94,517	4.00%	141,776	6.00%

Total Capital (to risk weighted assets)	484,462	20.50%	189,034	8.00%	236,293	10.00%

The amounts in the above table are calculated using Bank only balances.

NOTE 13 — INCOME TAXES

For the nine months ended September 30, 2013, the Company recorded a provision for income taxes of $1.5 million reflecting an effective rate of 13.8% compared to a provision for income taxes of $1.9 million reflecting an effective tax rate of 15.3% for the nine months ended September 30, 2012.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (11.4%), 2.5% and (13.1%) in the effective income tax rate calculation as of September 30, 2013, respectively, and (10.8%), 5.4% and (12.2%) in the effective income tax rate calculation as of September 30, 2012, respectively.

As of September 30, 2013, the Company had net deferred tax assets totaling $56.0 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state and local net operating losses, other-than-temporary impairments, and a portion of a charitable contribution carryforward that will expire on December 31, 2015 if not used, that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2013. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

Effective September 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions.

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$—	$—	$(183)	$64
Interest cost	987	920	464	261
Expected return on assets	(1,587)	(1,067)	—	—
Amortization of loss	543	460	133	98
Amortization of prior service cost	—	—	(139)	(113)
Amortization of transition obligation	—	—	48	41
Net periodic pension cost	$(57)	$313	$323	$351

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$—	$—	$168	$194
Interest cost	2,833	2,759	698	784
Expected return on assets	(4,762)	(3,200)	—	—
Amortization of loss	1,598	1,381	400	293
Amortization of prior service cost	—	—	(402)	(340)
Amortization of transition obligation	—	—	130	123
Net periodic pension cost	$(331)	$940	$994	$1,054

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the EIP Trust to fund the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2013, 644,775 shares were fully vested and 338,900 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine months ended September 30, 2013 was $341 thousand and $761 thousand, respectively, as compared to $503 thousand and $992 thousand, respectively, for the three and nine months ended September 30, 2012.  The decrease in compensation expense for the nine months ended September 30, 2013 compared to the same period last year was due to the reversal of $655 thousand of expense for performance based awards as management determined that it was no longer probable that the performance threshold would be met.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(160,575)	10.74
Forfeited	(4,400)	9.41
Non-vested Stock Awards outstanding, September 30, 2013	515,200	$9.21

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	131,875	9.12
Vested	(149,600)	10.61
Forfeited	(134,000)	10.54
Non-vested Stock Awards outstanding, September 30, 2012	540,175	$9.66

The fair value of the 160,575 shares that vested during the nine months ended September 30, 2013 was $1.5 million. The fair value of the 149,600 shares that vested during the nine months ended September 30, 2012 was $1.3 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2013, the Company granted 609,500 options compared to 586,000 options granted during the nine months ended September 30, 2012. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $364 thousand and $1.3 million, for the three and nine months ended September 30, 2013, respectively, compared to $376 thousand and $1.0 million for the three and nine months ended September 30, 2012, respectively.

A summary of option activity as of September 30, 2013 and changes during the nine month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(3,900)	8.45
Forfeited	(20,650)	9.42
Expired	(14,300)	10.74
September 30, 2013	2,903,950	$10.12

A summary of option activity as of September 30, 2012 and changes during the nine month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2012	2,086,100	$10.74
Granted	586,000	9.12
Exercised	(10,850)	8.36
Forfeited	(179,680)	10.22
Expired	(138,570)	11.41
September 30, 2012	2,343,000	$10.34

The weighted average remaining contractual term was approximately 6.89 years and the aggregate intrinsic value was $1.7 million for options outstanding as of September 30, 2013.  As of September 30, 2013, exercisable options totaled 1,579,140 with an average weighted exercise price of $10.99 per share, a weighted average remaining contractual term of approximately 5.48 years, and an aggregate intrinsic value of $509 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2013 and 2012 are as follows:

	For the Nine Months Ended September 30,
	2013	2012
Weighted average fair value of options granted	$3.37	$3.50
Weighted average risk-free rate of return	1.08%	1.41%
Weighted average expected option life in months	78	78
Weighted average expected volatility	34.69%	36.08%
Expected dividends	$—	$—

As of September 30, 2013, there was $3.9 million of total unrecognized compensation cost related to options and $2.8 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of September 30, 2012, there was $3.6 million of total unrecognized compensation cost related to options and $3.9 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 3.62 and 3.37 years as of September 30, 2013 and September 30, 2012, respectively. The average weighted lives for the stock award expense were 3.41 and 2.88 years at September 30, 2013 and September 30, 2012, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

At September 30, 2013 and December 31, 2012, the Company had outstanding commitments to purchase or originate loans aggregating approximately $12.0 million and $20.8 million, respectively, commitments to customers on available lines of credit of $173.2 million and $140.0 million, respectively, at competitive rates, and standby letters of credit of $15.3 million and $18.4 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $913 thousand and $624 thousand at September 30, 2013 and December 31, 2012, respectively.

As previously disclosed, we are being investigated by the Department of Justice (“DOJ”) for potential violations of the Equal Credit Opportunity Act and Fair Housing Act relating to our home-mortgage lending practices from January 1, 2008 to the present.  Specifically, the DOJ has indicated to us that it is looking for statistical and other indicators of a pattern and practice of persistent disparities with regard to our home-mortgage lending practices.

By way of background, in December 2012, the FDIC referred us to the DOJ as a result of a regularly scheduled fair housing examination that included a statistical analysis of our denial rates of both minority and non-minority loan applicants for a five year period.  That statistical analysis showed a higher rejection rate for minority applicants, but only considered limited information related to our credit standards that we apply to all applicants in our decision making process.  It was on the basis of this statistical analysis that the DOJ announced its investigation, and we are not aware of any customer complaints in connection with this matter. The DOJ has not yet conducted a review or examination of our customer credit files or loan declination materials.

In response to the DOJ’s investigation, we have hired outside counsel and economists to conduct an internal investigation.  At this time, and to the best of our knowledge, we are not aware of any wrongdoing.  The DOJ’s investigation could result in significant expenses in future periods depending on its duration and outcome.  Until this investigation is completed, it is unlikely that we will be filing any regulatory applications related to strategic expansion or regarding a second step conversion, which the Board of Directors had been actively evaluating.

We continue to cooperate fully in all aspects of the DOJ’s investigation.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate “OIS”) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815): The amendments of this update permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”) swap rate. The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has not elected to apply hedge accounting of the benchmark interest rate under Topic 815 to any of its derivative financial instruments.  The Company complied with this guidance for the period ended September 30, 2013 and noted no significant impact to the condensed consolidated financial statements related to this guidance.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company complied with this guidance for the period ended September 30, 2013.  Please refer to Note 3 of these unaudited condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  This pronouncement impacts disclosure related to the Company’s interest rate swaps and the Company complied with this guidance for the period ended September 30, 2013. Please refer to Note 21 to these unaudited condensed consolidated financial statements.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the nine months ended September 30, 2013.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, restricted equity investments and loans transferred to other real estate owned at fair value on a non-

recurring basis.  However, from time to time, a loan is considered impaired and any collateral or discounted cash flow shortfall is charged-off.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows.  At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows at September 30, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,571	$1,571
Investment securities available for sale:
U.S. GSE and agency notes	—	14,946	—	14,946
GNMA guaranteed mortgage certificates	—	6,254	—	6,254
Collateralized mortgage obligations (“CMOs”)
Agency CMOs	—	101,444	—	101,444
Non-Agency CMOs	—	11,682	—	11,682
GSE mortgage-backed securities	—	876,807	—	876,807
Municipal bonds
General obligation municipal bonds	—	55,083	—	55,083
Revenue municipal bonds	—	16,144	—	16,144
Pooled trust preferred securities (financial industry)	—	—	5,803	5,803
Money market funds	11,539	—	—	11,539
Mutual funds	1,354	—	—	1,354
Certificates of deposit	72	—	—	72
Interest rate swap agreements	—	139	—	139
Total Assets	$12,965	$1,082,499	$7,374	$1,102,838
Liabilities:
Interest rate swap agreements	$—	$118	$—	$118
Total Liabilities	$—	$118	$—	$118

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2012:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,302	$1,302
Investment securities available for sale:
U.S. GSE and agency notes	—	26,367	—	26,367
GNMA guaranteed mortgage certificates	—	6,986	—	6,986
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	1,433	—	1,433
Agency CMOs	—	136,524	—	136,524
Non-Agency CMOs	—	20,510	—	20,510
GSE mortgage-backed securities	—	965,682	—	965,682
Municipal bonds
General obligation municipal bonds	—	63,130	—	63,130
Revenue municipal bonds	—	16,883	—	16,883
Pooled trust preferred securities (financial industry)	—	—	8,722	8,722
Money market funds	19,504	—	—	19,504
Mutual funds	1,565	—	—	1,565
Certificates of deposit	185	—	—	185
Interest rate swap agreements	—	395	—	395
Total Assets	$21,254	$1,237,910	$10,024	$1,269,188
Liabilities:
Interest rate swap agreements	$—	$418	$—	$418
Total Liabilities	$—	$418	$—	$418

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

GNMA Guaranteed Mortgage Certificates. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity. The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speed assumptions to generate an average life for each pool. The appropriate spread is applied to the point on the Treasury curve that is equal to the average life of any given pool. This is the yield by which the cash flows are discounted.  Pool specific evaluation method enhances the information used in the seasoned model by incorporating the current weighted average maturity and taking into account additional pool level information supplied directly by the agency.  Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

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

GSE Mortgage-backed Securities. Included in this category are Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities and Fannie Mae and Freddie Mac adjustable rate residential mortgage backed securities. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity. The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speed assumptions to generate an average life for each pool. The appropriate spread is applied to the point on the Treasury curve that is equal to the average life of any given pool. This is the yield by which the cash flows are discounted.  Pool specific evaluation method enhances the information used in the seasoned model by incorporating the current weighted average maturity and taking into account additional pool level information supplied directly by the government sponsored enterprise.  Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

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

Interest Rate Swaps. As of January 1, 2013, the Company changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
Level 3 Investments Only (Dollars in thousands)	Trust Preferred Securities	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$8,722	$1,302	$11,153	$647
Additions	—	122	—	878
Included in other comprehensive income	909	—	(1,008)	—
Payments	(3,984)	(152)	(704)	(48)
Net accretion	156	—	55	—
Increase (decrease) in fair value due to changes in valuation inputs or assumptions	—	299	—	(201)
Balance, September 30,	$5,803	$1,571	$9,496	$1,276

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at September 30, 2013 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2013	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$13,119	$—	$—	$13,119	$(4,709)
Other real estate owned	1,303	—	—	1,303	(80)

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2012	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$22,794	$—	$—	$22,794	$(2,779)
Long lived assets held for sale	100	—	100	—	(115)
Other real estate owned	6,033	—	—	6,033	(368)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At September 30, 2013		At December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$383,632	$383,632	$489,908	$489,908
Securities available for sale	See previous table	1,101,128	1,101,128	1,267,491	1,267,491
Securities held to maturity	Level 2	540,391	534,145	477,198	487,307
FHLB stock	Level 3	17,417	17,417	16,384	16,384
Loans, net	Level 3	2,282,690	2,312,120	2,387,000	2,465,126
Loans held for sale	Level 2	313	323	2,655	2,773
Mortgage servicing rights	Level 3	1,571	1,571	1,302	1,302
Interest rate swaps	Level 2	139	139	395	395
Accrued interest receivable	Level 3	14,688	14,688	15,381	15,381

Liabilities:
Deposits	Level 2	3,747,258	3,752,848	3,927,513	3,938,718
Borrowed funds	Level 2	250,366	250,818	250,352	264,619
Interest rate swaps	Level 2	118	118	418	418
Accrued interest payable	Level 2	2,059	2,059	2,236	2,236

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

Interest Rate Swaps - As of January 1, 2013, the Company changed its valuation methodology for OTC derivatives to discount cash flows based on OIS rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2013 and December 31, 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 19 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program.  As a result of this review, the Bank reduced approximately 4% of its workforce.  Additionally, the Bank made the decision to consolidate 5 of its branch locations into other existing branches.  These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense.  During the second quarter of 2011, $978 thousand of severance expense was accrued relating to the departure of an executive officer.  During the second quarter of 2012, the Company accrued for merger and restructuring charges related to the acquisition of SE Financial, as well as the restructuring of a department and the departure of an officer of the Bank that totaled $2.8 million. During the nine months ended September 30, 2013, management determined that the remaining severance accrual related to the 2011 management reduction program was no longer needed and reversed the remaining $159 thousand accrual. These charges are included in merger and restructuring charges, a component of non-interest expense, within the consolidated statements of income.

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2012	$1,018	$659	$1,677
Accrual reversal during the nine months ended September 30, 2013	(159)	—	(159)
Paid during the nine months ended September 30, 2013	(581)	(214)	(795)
Accrued at September 30, 2013	$278	$445	$723

NOTE 20 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of service charges and other income in the Company’s consolidated statements of income for each period.  As of September 30, 2013 and September 30, 2012, the Company serviced $160.9 million and $168.7 million of residential mortgage loans, respectively.  During the nine months ended September 30, 2013 and 2012, the Company recognized $310 thousand and $216 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the nine months ended September 30, 2013 and 2012:

	Residential
	Mortgage Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2013	2012

Balance, January 1,	$1,302	$647
Additions	122	878
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	299	(201)
Paydowns	(152)	(48)
Balance, September 30,	$1,571	$1,276

The Company uses assumptions and estimates in determining the fair value of MSRs.  These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.84%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.67%.  At September 30, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 17.12%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 0.86%.

At September 30, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	September 30, 2013	September 30, 2012

Fair value of residential mortgage servicing rights	$1,571	$1,276

Weighted average life (years)	6.0	4.1

Prepayment speed	9.84%	17.10%
Effect on fair value of a 20% increase	$(106)	$(111)
Effect on fair value of a 10% increase	(55)	(59)
Effect on fair value of a 10% decrease	59	64
Effect on fair value of a 20% decrease	122	135

Discount rate	9.75%	8.50%
Effect on fair value of a 20% increase	$(106)	$(59)
Effect on fair value of a 10% increase	(55)	(30)
Effect on fair value of a 10% decrease	59	30
Effect on fair value of a 20% decrease	124	62

Escrow earnings credit	1.67%	0.86%
Effect on fair value of a 20% increase	$34	$12
Effect on fair value of a 10% increase	18	5
Effect on fair value of a 10% decrease	(18)	(7)
Effect on fair value of a 20% decrease	(34)	(13)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance.  As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012.  As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2013, the Company had six interest rate swaps with an aggregate notional amount of $26.6 million related to this program. During the three and nine months ended September 30, 2013, the Company recognized a net loss of $17 thousand and a net gain of $95 thousand, respectively, compared to a net loss of $7 thousand and a net gain of $113 thousand for the same periods in 2012 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of September 30, 2013:

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$13,286	$139	$13,286	$118
Total derivatives	$13,286	$139	$13,286	$118

(1)         Included in other assets in our Consolidated Statements of Financial Condition.

(2)         Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of September 30, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$157	$—	$157	$—	$(107)	$50

Offsetting of Derivative Liabilities

As of September 30, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented	Statement of Financial Condition
	Recognized Liabilities *	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$135	$—	$135	$—	$—	$135

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2012

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$409	$—	$409	$—	$—	$409

Offsetting of Derivative Liabilities

As of December 31, 2012

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented	Statement of Financial Condition
	Recognized Liabilities *	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$432	$—	$432	$—	$503	$(71)

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

As of September 30, 2013, the termination value of the interest rate swaps in a liability position was $135 thousand.  The Company has minimum collateral posting thresholds with its counterparty. As of September 30, 2013, the Company was not required to post collateral. The counterparty posted collateral in the amount of $107 thousand as of September 30, 2013.  If the Company had breached any of these provisions at September 30, 2013 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at September 30, 2013.

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

The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

On April 3, 2012, the Company consummated its acquisition of SE Financial and St. Edmond’s. SE Financial’s assets totaled $296.3 million at April 3, 2012 and the acquisition resulted in Beneficial having new branches in Roxborough, Pennsylvania and Deptford, New Jersey.  Refer to Note 4 to the unaudited condensed consolidated financial statements included in this Form 10-Q for further detail.

The Federal Reserve Board continues to hold short term interest rates at historic lows and expects rates to remain low throughout 2015.  The low rate environment has impacted the yield on our investment portfolio as maturing investments and liquidity generated by prepayments and pay-offs of our loan portfolio was invested at lower interest rates.  Elevated unemployment, slow economic growth, and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery.  This resulted in low loan demand throughout 2012 and the first nine months of 2013.

The Bank recorded net income of $3.5 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, compared to $4.1 million and $10.4 million for the same periods in 2012.

Both the low interest rate environment, which has reduced the yields on our investment and loan portfolios, and lower loan balances, as a result of high commercial loan repayments and continued weak loan demand, have caused net interest income to decrease $4.8 million and $12.6 million to $30.8 million and $93.6 million, respectively, for the three and nine months ended September 30, 2013 compared to $35.6 million and $106.2 million, respectively, for the three and nine months ended September 30, 2012.  Net interest margin decreased to 2.81% and 2.82%, respectively, for the three and nine months ended September 30, 2013 from 3.16% and 3.21%, respectively, for the same periods in 2012. The net interest margin was benefited by 5 and 7 basis points primarily for loan prepayments for the three months ended September 30, 2013 and 2012, respectively. Until we begin to see growth in our loan portfolio, we expect that the continued low interest rate environment will put pressure on net interest margin in future periods.

During the nine months ended September 30, 2013, our asset quality metrics continued to improve as we further reduced our non-performing asset levels. At September 30, 2013, our non-performing assets were $79.8 million, representing a decrease of $24.4 million, or 23.4%, from $104.2 million at December 31, 2012, and a decrease of $43.6 million, or 35.3%, from $123.4 million at September 30, 2012. Reserves as a percentage of non-performing loans, excluding government guaranteed student loans, totaled 113.1% at September 30, 2013 compared to 84.3% at December 31, 2012 and 71.4% at September 30, 2012.  At September 30, 2013, our allowance for loan losses was $56.9 million, or 2.43% of total loans, compared to $57.6 million, or 2.36% of total loans, at December 31, 2012, and $55.8 million, or 2.24% of total loans, at September 30, 2012.  The improvement in our asset quality metrics is due to stabilization in residential and commercial loan property valuations as well as the continued efforts of our credit officers and loan workout group to indentify and manage potential problem loans.

Net charge-offs during the three and nine months ended September 30, 2013 totaled $3.3 million and $12.3 million, or an annualized net charge-off rate of 0.56% and 0.70%, respectively, compared to $6.8 million and $20.4 million, respectively, or an annualized net charge off rate 1.09% for both the same periods in 2012.  As a result of the improvement in our asset quality metrics, during the three and nine months ended September 30, 2013, the Bank was able to reduce our provision for credit losses to $1.5 million and $11.5 million, respectively, compared to $7.0 million and $22.0 million, respectively, for the three and nine months ended September 30, 2012.

We experienced contraction in our loan portfolio during the nine months ended September 30, 2013 with loans decreasing $107.4 million, or 4.4%, to $2.3 billion at September 30, 2013 from $2.4 billion at December 31, 2012.  Despite total loan originations of $417.9 million during the nine months ended September 20, 2013, our loan portfolio has decreased as a result of high commercial loan repayments and continued weak loan demand. The increase in intermediate and long term interest rates during the third quarter of 2013 also resulted in lower mortgage loan originations.  During the quarter ended December 31, 2012, we made a decision to begin to hold in portfolio some of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.  As a result of this decision, our mortgage banking income decreased $1.4 million to $884 thousand during the nine months ended September 30, 2013 as compared to $2.3 million during the same period last year.

During the nine months ended September 30, 2013, we launched a new marketing campaign and brand refresh designed to highlight the Bank’s commitment to financial education. Along with the introduction of a new “Your Knowledge Bank” tagline, the campaign itself is part of an ambitious communications initiative rooted in what has always been the core mission of the Bank — to provide customers with the tools, knowledge and guidance to help them do what’s right and make wise financial decisions. During the quarter, we also successfully introduced the New BenMobile application, which brings the features of online banking to our mobile banking customers, making it easier to access account information and perform transactions including balance transfers and remote deposit capture.  This new channel is being adopted rapidly by our customer base.

We remain focused on improving profitability and are making a number of investments in talent, brand and technology to drive future growth.  Although these investments may result in lower profitability in the short-term, we believe that ultimately they will drive future profitability and value for our shareholders.

During the third quarter, Beneficial repurchased 695,300 shares of its outstanding common stock under the 2,500,000 share repurchase program that was approved by the Board of Directors in September 2011.  As of September 30, 2013, Beneficial had repurchased 2,271,000 shares under this program and intends to purchase the remaining shares under this program in the fourth quarter of 2013 subject to market conditions.  In October 2013, Beneficial’s Board of Directors approved a new stock repurchase program that will enable Beneficial to acquire up to 4,000,000 shares, or 12.0%, of the Company’s publicly held common stock outstanding.  The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions. Capital levels improved and continue to remain strong with tangible capital to tangible assets increasing to 10.7% at September 30, 2013 compared to 10.3% at December 31, 2012.

We believe that our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 160 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

In order to further improve our operating returns, we strive to leverage our position as one of the largest and oldest banks headquartered in the Philadelphia metropolitan area. We are focused on acquiring and retaining customers, and then educating them by aligning our products and services to their financial needs.

RECENT INDUSTRY CONSOLIDATION

The banking industry has experienced consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which we operate as competitors integrate newly acquired businesses, adopt new business and risk management practices or change products and pricing as they attempt to maintain or grow market share and maximize profitability.  Merger activity involving national, regional and community banks and specialty finance companies in the Philadelphia metropolitan area has impacted, and will continue to impact, the competitive landscape in the markets we serve. On April 3, 2012, we completed the acquisition of SE Financial and St. Edmond’s. The transaction enhanced our presence in southeastern Pennsylvania, and increased our market share in Philadelphia and Delaware Counties.  We believe that there are opportunities to continue to grow via acquisition in our markets and expect that acquisitions will continue to be a key part of our future growth strategy.  Management continually monitors our primary market areas and assesses the impact of industry consolidation, as well as the practices and strategies of our competitors, including loan and deposit pricing and customer behavior.

CURRENT REGULATORY ENVIRONMENT

In December 2010 and January 2011, the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” On July 2, 2013, the Federal Reserve Board approved the final Basel III capital rules, establishing unique standards for all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (such as the Company).. The effective date of the implementation of Basel III is January 1, 2015 for the Bank.  When fully phased-in on January 1, 2019, Basel III will require banks to maintain: (i) 4.5% Common Equity Tier 1 to risk-weighted assets; (ii) 6.0% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.  Each of these ratios will also require an additional 2.5% of common equity Tier 1 capital to risk-weighted assets “capital conservation buffer” on top of the minimum requirements.

As of September 30, 2013, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of our revenues. Accordingly, the interest rate environment has a substantial impact on the Company’s earnings. For the three months ended September 30, 2013, Beneficial reported net interest income of $30.8 million, a decrease of $4.8 million, or 13.4%, from the three months ended September 30, 2012. The decrease in net interest income during the three months ended September 30, 2013 compared to the same period last year was primarily the result of a reduction in the average interest rate earned on loans and investments due to the low interest rate environment and a decline in average loan balances of $175.5 million, partially offset by a reduction in the average cost of liabilities.

For the nine months ended September 30, 2013, Beneficial reported net interest income of $93.6 million, a decrease of $12.6 million, or 11.9%, from the nine months ended September 30, 2012. The decrease in net interest income during the nine months ended September 30, 2013 compared to the same period last year was primarily the result of a reduction in the average interest rate earned on loans and investments and a decline in average loan balances of $197.7 million, partially offset by a reduction in the average cost of liabilities.  Our net interest margin decreased to 2.82% for the nine months ended September 30, 2013 from 3.21% for the nine months ended September 30, 2012.

Our net interest margin decreased to 2.81% and 2.82%, respectively, for the three and nine months ended September 30, 2013 from 3.16% and 3.21%, respectively, for the three and nine months ended September 30, 2012.  The net interest margin was benefited by 5 and 7 basis points primarily for loan prepayments for the three months ended September 30, 2013 and 2012, respectively. Until we begin to see growth in our loan portfolio, we expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

CREDIT RISK ENVIRONMENT

Asset quality metrics showed continued signs of improvement during the three and nine months ended September 30, 2013. Non-performing loans, including loans 90 days past due and still accruing, decreased to $72.3 million at September 30, 2013, compared to $92.4 million at December 31, 2012. Non-performing loans at September 30, 2013 included $22.0 million of government guaranteed student loans, which represented 30.5% of total non-performing loans.  Net charge-offs for the three and nine months ended September 30, 2013 were $3.3 million and $12.3 million, respectively, compared to $6.8 million and $20.4 million, respectively, for the same periods in 2012.  During the three and nine months ended September 30, 2013, we recorded a provision for loan losses in the amount of $1.5 million and $11.5 million, respectively, compared to $7.0 million and $22.0 million for the same periods in 2012.  During the three and nine months ended September 30, 2013, we continued to charge-off any collateral or cash flow deficiency for non-performing loans once a loan is 90 days past due. We continued to maintain strong reserves and, at September 30, 2013, our allowance for loan losses totaled $56.9 million, or 2.43% of total loans, compared to $57.6 million, or 2.36% of total loans, at December 31, 2012. During the nine months ended September 30, 2013, we continued to strengthen our credit monitoring efforts by expanding resources in our credit and risk management functions and maintaining our focus on improving the credit quality of our loan portfolio.

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

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance would have resulted in an additional provision for credit losses of $575 thousand to $1.2 million for the nine months ended September 30, 2013.  We also have approximately $79.8 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year.  To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material.  For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $7.9 million.  During the nine months ended September 30, 2013, we began to experience a decline in levels of delinquencies, net charge-offs and non-performing assets.  Management considered these market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both September 30, 2013 and December 31, 2012, respectively.

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

As of September 30, 2013, we had net deferred tax assets totaling $56.0 million. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses, other-than-temporary impairments, and a portion of a charitable contribution carryforward that will expire on December 31, 2015 if not used, that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2013. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

Size and Characteristics of the Employee Population.  Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment, and benefit terms. Effective September 30, 2008, plan participants ceased to accrue additional benefits under the existing pension benefit formula and their accrued benefits were frozen.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased $321.8 million, or 6.4%, to $4.7 billion at September 30, 2013 from $5.0 billion at December 31, 2012.  Cash and cash equivalents decreased $106.3 million to $383.6 million at September 30, 2013 from $489.9 million at December 31, 2012. The decrease in cash and cash equivalents was primarily driven by a decline in municipal deposits as a result of our planned re-pricing and run-off strategy. Cash remains elevated due to investment and loan prepayments.

Investments decreased $102.1 million, or 5.8%, to $1.7 billion at September 30, 2013 from $1.8 billion at December 31, 2012.  The decrease in investments during the nine months ended September 30, 2013 was driven by investment prepayments and a decrease in the net unrealized gain due to an increase in intermediate and long-term interest rates. We continue to focus on purchasing high quality agency bonds, and maintain a portfolio that provides a steady stream of cash flow both in the current and in rising interest rate environments.

Loans decreased $107.4 million, or 4.4%, to $2.3 billion at September 30, 2013 from $2.4 billion at December 31, 2012.  Despite total loan originations of $417.9 million during the nine months ended September 30, 2013, our loan portfolio has decreased as a result of high commercial loan repayments and continued weak loan demand. The increase in intermediate and long term interest rates during the third quarter of 2013 also resulted in lower mortgage loan originations.  During the quarter ended December 31, 2012, we began to hold in portfolio some of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.  As a result of this decision, our mortgage banking income decreased $1.4 million to $884 thousand during the nine months ended September 30, 2013 as compared to $2.3 million during the same period last year.

Deposits decreased $180.3 million, or 4.6%, to $3.7 billion at September 30, 2013 from $3.9 billion at December 31, 2012.  The decrease in deposits during the nine months ended September 30, 2013 was primarily the result of a $156.6 million decrease in municipal deposits which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.  At September 30, 2013, stockholders’ equity decreased to $619.8 million, or 13.2% of total assets, compared to $633.9 million, or 12.7% of total assets, at December 31, 2012. The decrease in stockholders’ equity is primarily the result of a $26.4 million decrease in net unrealized gains on investment securities, included in other comprehensive income, as a result of an increase in intermediate and long-term interest rates since year end.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

General — For the three months ended September 30, 2013, the Company recorded net income of $3.5 million, or $0.05 per diluted share, compared to $4.1 million, or $0.05 per diluted share, for the three months ended September 30, 2012.

Net Interest Income — For the three months ended September 30, 2013, the Company reported net interest income of $30.8 million, a decrease of $4.8 million, or 13.4%, from $35.6 million for the three months ended September 30, 2012. The decrease in net interest income was primarily the result of a reduction in the average interest rate earned on loans and investments due to the low interest rate environment and a decline in average loan balances of $175.5 million, partially offset by a reduction in the average cost of liabilities.  We have been able to lower the cost of our liabilities to 0.69% for the three months ended September 30, 2013, compared to 0.80% for the three months ended September 30, 2012 by re-pricing higher cost deposits.  The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits coupled with the planned run-off of these deposits.

Our net interest margin decreased to 2.81% for the three months ended September 30, 2013 from 3.16% for the three months ended September 30, 2012.  The net interest margin was benefited by 5 and 7 basis points primarily for loan prepayments for the three months ended September 30, 2013 and 2012, respectively. We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

Provision for Loan Losses — We recorded a provision for loan losses of $1.5 million for the three months ended September 30, 2013 compared to a provision of $7.0 million for the same period in 2012.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality and decreased levels of delinquencies and net charge-offs.  Net charge-offs totaled $3.3 million during the three months ended September 30, 2013 as compared to $6.8 million during the same period in 2012.

At September 30, 2013, our allowance for loan losses totaled $56.9 million, or 2.43% of total loans, compared to an allowance for loan losses of $57.6 million, or 2.36% of total loans, at December 31, 2012.

Non-interest Income — For the three months ended September 30, 2013, non-interest income totaled $5.6 million, a decrease of $1.3 million, or 18.7%, from the three months ended September 30, 2012.  The decrease was primarily due to a $672 thousand decrease in mortgage banking income, a $362 thousand decrease in gains on the sale of investment securities, and a $291 thousand decrease in insurance and advisory commission and fee income.

Non-interest Expense — For the three months ended September 30, 2013, non-interest expense totaled $30.8 million, an increase of $513 thousand, or 1.7%, from the three months ended September 30, 2012.  The increase in non-interest expense was primarily due to a $587 thousand increase in marketing expense associated with our previously discussed new marketing campaign and a $468 thousand increase in professional fees, partially offset by a $448 thousand decrease in intangible asset amortization as a result of intangibles assets that were fully amortized.

Income Taxes — We recorded a provision for income taxes of $585 thousand for the three months ended September 30, 2013, reflecting an effective tax rate of 14.3%, compared to income tax expense of $1.1 million, reflecting an effective tax rate of 20.7%, for the same period in 2012.  The effective tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits under the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2013 and September 30, 2012.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended September 30,			Three Months Ended September 30,
	2013			2012
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$317,416	$202	0.25%	$388,587	$247	0.25%
Stock	18,429	80	1.71%	18,217	5	0.11%
Other Investment securities	1,677,878	8,651	2.06%	1,537,849	8,749	2.28%
Total Investment securities	2,013,723	8,933	1.77%	1,944,653	9,001	1.85%
Loans:
Real estate loans
Residential	684,635	7,715	4.51%	669,463	8,726	5.21%
Non-residential	587,261	7,530	5.12%	679,935	9,323	5.47%
Total real estate	1,271,896	15,245	4.79%	1,349,398	18,049	5.34%
Business loans	303,517	3,721	4.89%	326,891	5,515	6.73%
Small Business loans	117,556	1,709	5.80%	145,850	2,156	5.90%
Total Business & Small Business loans	421,073	5,430	5.15%	472,741	7,671	6.47%
Total Business loans	1,008,334	12,960	5.13%	1,152,676	16,994	5.88%
Personal loans	677,525	7,699	4.51%	723,831	8,487	4.66%
Total loans, net of discount	2,370,494	28,374	4.77%	2,545,970	34,207	5.36%
Total interest earning assets	4,384,217	37,307	3.40%	4,490,623	43,208	3.84%
Non-interest earning assets	342,127			375,855
Total assets	$4,726,344			$4,866,478

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,123,607	1,251	0.44%	$995,520	1,380	0.55%
Money market accounts	462,795	457	0.39%	531,034	745	0.56%
Demand deposits	667,992	412	0.25%	605,490	458	0.30%
Demand deposits - Municipals	457,483	292	0.25%	596,979	595	0.40%
Certificates of deposit	751,287	2,051	1.08%	818,424	2,374	1.15%
Total interest-bearing deposits	3,463,164	4,463	0.51%	3,547,447	5,552	0.62%
Borrowings	275,157	2,053	2.96%	273,661	2,087	3.03%
Total interest-bearing liabilities	3,738,321	6,516	0.69%	3,821,108	7,639	0.80%
Non-interest-bearing deposits	304,744			308,144
Other non-interest-bearing liabilities	65,287			104,287
Total liabilities	4,108,352			4,233,539
Total stockholders’ equity	617,992			632,939
Total liabilities and stockholders’ equity	$4,726,344			$4,866,478
Net interest income		$30,791			$35,569
Interest rate spread			2.71%			3.04%
Net interest margin			2.81%			3.16%
Average interest-earning assets to average interest-bearing liabilities			117.28%			117.52%

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and September 30, 2012

General — For the nine months ended September 30, 2013, the Company recorded net income of $9.6 million, or $0.13 per share, compared to net income of $10.4 million, or $0.13 per share, for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2012 included merger and restructuring charges of $2.7 million related the acquisition of SE Financial.

Net Interest Income — For the nine months ended September 30, 2013, the Company reported net interest income of $93.6 million, a decrease of $12.6 million, or 11.9%, from the nine months ended September 30, 2012. The decrease in net interest income was primarily the result of a reduction in the average interest rate earned on loans and investments and a decline in average loan balances of $197.7 million, partially offset by a reduction in the average cost of liabilities. Our net interest margin decreased to 2.82% for the nine months ended September 30, 2013 from 3.21% for the nine months ended September 30, 2012. We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods.

We have been able to lower the cost of our liabilities to 0.69% for the nine months ended September 30, 2013, compared to 0.85% for the nine months ended September 30, 2012 by re-pricing higher cost deposits. The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits coupled with the planned run-off of these deposits.

Provision for Loan Losses — The Company recorded a provision for loan losses of $11.5 million for the nine months ended September 30, 2013 compared to a provision of $22.0 million for the same period in 2012.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality and decreased levels of delinquencies and net charge-offs.  Net charge-offs totaled $12.3 million during the nine months ended September 30, 2013 as compared to $20.4 million during the same period in 2012.

At September 30, 2013, the Company’s allowance for loan losses totaled $56.9 million, or 2.43% of total loans, compared to an allowance for loan losses of $57.6 million, or 2.36% of total loans, at December 31, 2012.

Non-interest Income — For the nine months ended September 30, 2013, non-interest income totaled $19.8 million, a decrease of $940 thousand, or 4.5%, from the nine months ended September 30, 2012.  The decrease was primarily due to a $1.4 million decrease in mortgage banking income offset by increases in debit card and account analysis fees.

Non-interest Expense — For the nine months ended September 30, 2013, non-interest expense totaled $90.8 million, a decrease of $2.0 million, or 2.1%, from the nine months ended September 30, 2012.  The decrease in non-interest expense was primarily driven by $3.0 million of merger and restructuring charges in 2012, a $1.5 million decrease in intangible asset amortization as a result of intangibles assets that were fully amortized and a $679 thousand decrease in classified loan and other real estate owned expenses, partially offset by a $1.4 million increase in other expenses associated with the outsourcing of certain information technology costs, a $1.2 million increase in professional fees, and an $813 thousand increase in marketing expense.

Income Taxes — The Company recorded an income tax expense of $1.5 million for the nine months ended September 30, 2013, reflecting an effective tax rate of 13.8%, compared to an income tax expense of $1.9 million, reflecting an effective tax rate of 15.3%, for the same period in 2012. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2013 and September 30, 2012.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013			2012
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$310,525	$586	0.25%	$311,467	$588	0.25%
Stock	17,894	118	0.88%	18,817	15	0.11%
Other Investment securities	1,688,499	25,182	1.99%	1,484,013	28,673	2.58%
Total Investment securities & O/N Inv	2,016,918	25,886	1.71%	1,814,297	29,276	2.15%
Loans:
Real estate loans
Residential	679,178	23,581	4.63%	661,160	24,660	4.97%
Non-residential	610,053	23,323	5.10%	711,146	28,156	5.28%
Total real estate	1,289,231	46,904	4.85%	1,372,306	52,816	5.13%
Business loans	296,366	11,332	5.10%	347,630	15,697	6.02%
Small Business loans	124,109	5,464	5.87%	141,225	6,200	5.58%
Total Business & Small Business loans	420,475	16,796	5.33%	488,855	21,897	5.97%
Total Business loans	1,030,528	40,119	5.19%	1,200,001	50,053	5.56%
Personal loans	688,628	23,382	4.54%	734,823	26,107	4.75%
Total loans, net of discount	2,398,334	87,082	4.85%	2,595,984	100,820	5.18%
Total interest earning assets	4,415,252	112,968	3.41%	4,410,281	130,096	3.93%
Non-interest earning assets	357,419			375,999
Total assets	$4,772,671			$4,786,280

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,085,285	3,562	0.44%	$920,172	3,981	0.58%
Money market accounts	480,310	1,409	0.39%	538,420	2,544	0.63%
Demand deposits	665,719	1,264	0.25%	565,592	1,189	0.28%
Demand deposits - Municipals	489,414	959	0.26%	626,314	2,413	0.51%
Certificates of deposit	765,646	6,231	1.09%	826,177	7,506	1.21%
Total interest-bearing deposits	3,486,374	13,425	0.51%	3,476,675	17,633	0.68%
Borrowings	269,377	5,958	2.96%	264,465	6,275	3.17%
Total interest-bearing liabilities	3,755,751	19,383	0.69%	3,741,140	23,908	0.85%
Non-interest-bearing deposits	307,970			297,788
Other non-interest-bearing liabilities	81,713			114,995
Total liabilities	4,145,434			4,153,923
Total stockholders’ equity	627,237			632,357
Total liabilities and stockholders’ equity	$4,772,671			$4,786,280
Net interest income		$93,585			$106,188
Interest rate spread			2.72%			3.08%
Net interest margin			2.82%			3.21%
Average interest-earning assets to average interest-bearing liabilities			117.56%			117.89%

Asset Quality

At September 30, 2013, our non-performing assets decreased $24.4 million to $79.8 million from $104.2 million at December 31, 2012.  The ratio of non-performing assets to total assets decreased to 1.70% at September 30, 2013 from 2.08% at December 31, 2012.

ASSET QUALITY INDICATORS (Unaudited)

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2013	2013	2012	2012

Non-performing assets:
Non-accruing loans*	$50,258	$57,937	$68,417	$77,428
Accruing loans past due 90 days or more**	22,057	22,516	24,013	23,710
Total non-performing loans	72,315	80,453	92,430	101,138

Real estate owned	7,488	7,197	11,751	22,290

Total non-performing assets	$79,803	$87,650	$104,181	$123,428

Non-performing loans to total loans	3.09%	3.37%	3.78%	4.06%
Non-performing assets to total assets	1.70%	1.86%	2.08%	2.56%
Non-performing assets less accruing loans past due 90 days or more to total assets	1.23%	1.39%	1.60%	2.09%
ALLL to total loans	2.43%	2.46%	2.36%	2.24%
ALLL to non-performing loans	78.63%	72.91%	62.37%	55.21%
ALLL to non-performing loans (excluding student loans)	113.14%	101.25%	84.26%	71.35%

* Non-accruing loans at September 30, 2013, June 30, 2013 and December 31, 2012 do not include $2.0 million, $2.2 million and $2.3 million, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition and are performing as expected. Non-accruing loans include $19.8 million, $20.1 million, $15.3 million, and $11.5 million of troubled debt restructured loans (TDRs) as of September 30, 2013, June 30, 2013, December 31, 2012, and September 30, 2012, respectively.

** Includes $22.0 million, $22.5 million, $24.0 million, and $22.9 million in government guaranteed student loans as of September 30, 2013, June 30, 2013, December 31, 2012 and September 30, 2012, respectively.

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $22.0 million and $24.0 million in government guaranteed student loans as of September 30, 2013 and December 31, 2012, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at September 30, 2013 or December 31, 2012 for non-performing loans.  If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

During the nine months ended September 30, 2013, real estate owned decreased $4.3 million to $7.5 million at September 30, 2013 from $11.8 million at December 31, 2012 as we continue to manage and sell these properties.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$984,190	$47,184	4.79%	$1,076,773	$48,324	4.49%
Residential	685,740	2,435	0.36%	667,340	2,435	0.36%
Consumer	669,933	6,691	1.00%	703,191	6,340	0.90%
Unallocated	—	550	—	—	550	—
Total	$2,339,863	$56,860	2.43%	$2,447,304	$57,649	2.36%

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $22.0 million and $24.0 million in government guaranteed student loans at September 30, 2013 and December 31, 2012, respectively.

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

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $47.2 million at September 30, 2013 (4.79% of commercial loans) which decreased from $48.3 million at December 31, 2012 (4.49% of commercial loans). We experienced a $36.3 million decrease in delinquencies to $26.4 million at September 30, 2013 from $62.7 million at December 31, 2012, as well as a decrease in net charge-offs to $2.8 million and $10.9 million, respectively, for the three and nine months ended September 30, 2013 compared to $5.9 million and $18.2 million, respectively, for the three months ended September 30, 2012. We continue to charge-off any collateral deficiency for non-performing loans once a loan is 90 days past due.  We believe the decrease in the commercial reserve was appropriate given the decrease in delinquencies since year end and the decrease in net charge-offs year over year.

Residential Loans. The allowance for the residential loan portfolio remained consistent at $2.4 million or 0.36% at both September 30, 2013 and December 31, 2012. We recorded net charge-offs in the amount of $597 thousand for our residential loan portfolio during the nine months ended September 30, 2013. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the residential loan portfolio, which may result in higher loss levels, and therefore we continue to maintain reserves that we believe are sufficient to cover losses inherent in the portfolio.

Consumer Loans. The allowance for the consumer loan portfolio increased $351 thousand to $6.7 million or 1.0% at September 30, 2013 compared to $6.3 million or 9.0% at December 31, 2012. We recorded net charge-offs in the amount of $772 thousand for our consumer loan portfolio during the nine months ended September 30, 2013. We expect that the difficult housing environment, as well as general economic conditions, will continue to impact the home equity loan portfolio, which may result in higher loss levels, and therefore we have increased our reserves for this portfolio.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both September 30, 2013 and December 31, 2012. The unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the condensed consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

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

Liquidity, Contractual Obligations, Capital and Credit Management

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $383.6 million.  In addition, at September 30, 2013, the Bank had the ability to borrow up to $1.3 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  At September 30, 2013, the Bank had $195.0 million of advances outstanding and $800 thousand of letters of credit outstanding with the FHLB.

A significant use of the Bank’s liquidity is the funding of loan originations.  At September 30, 2013, the Bank had $200.5 million in loan commitments outstanding, which consisted of $8.4 million and $3.6 million in commercial and consumer commitments to fund loans, respectively, $173.2 million in commercial and consumer unused lines of credit, and $15.3 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2013 totaled $383.2 million, or 51.6% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company has not paid any dividends to shareholders in the past.  The Company also has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At September 30, 2013, the Company (stand-alone) had liquid assets of $26.0 million.

Contractual Obligations — The following table presents certain of our contractual obligations at September 30, 2013:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$250,366	$—	$130,000	$95,000	$25,366
Commitments to fund loans	12,006	12,006	—	—	—
Unused lines of credit	173,239	142,506	10,292	1,784	18,657
Standby letters of credit	15,261	14,131	130	—	1,000
Operating lease obligations	27,017	4,458	5,484	3,844	13,231
Total	$477,889	$173,101	$145,906	$100,628	$58,254

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

Capital Management — The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013, the Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

Credit Risk Management.  The objective of our credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification and monitoring. Our lending practices include conservative exposure limits, underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure.  Generally, all commercial loans less than $10.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $10.0 million must be approved by the Directors’ Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors.  Loans in excess of $15.0 million must also be approved by the Executive Committee of the Board, which includes five non-employee directors. Underwriting activities are centralized. Effective October 1, 2013, the Loan Committee’s approval authority was increased to $15.0 million and the Director’s Loan Committee has the authority to approve individual loans or lending relationships with aggregate exposure in excess of $15.0 million.  Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge-off the collateral deficiency on all collateral dependent loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolio.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of September 30, 2013, approximately 93.1% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2013, approximately 5.1% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P, approximately 0.3% of the investment portfolio was rated below investment grade by Moody’s and/or S&P and approximately 1.5% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds and bank certificates of deposit.

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

For the nine months ended September 30, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected re-pricing of assets and liabilities at September 30, 2013.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2013:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$102,502	$118,554	$114,938
% change	(13.54)%		(3.05)%

Economic Value at Risk:
Equity	$767,721	$838,461	$761,463
% change	(8.44)%		(9.18)%

As of September 30, 2013, based on the scenarios above, net interest income at risk and economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our September 30, 2013 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31	18,000		8.69	18,000	906,300
August 1-31	350,889	(2)	9.11	340,300	566,000
September 1-30	337,000		9.64	337,000	229,000

(1)         On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s parent mutual holding company.

(2)         Includes 10,589 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

On October 24, 2013, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 4,000,000, or 12.0% of the Company’s outstanding commons stock not held by Beneficial Savings Bank MHC, the Company’s parent mutual holding company.

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

3.2                               Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0                               Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification

101.0*          The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 1, 2013	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 1, 2013	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)