Form 10-K
period 2013-12-31
Beneficial Mutual Bancorp Inc
filed 2014-03-10
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-33476

BENEFICIAL MUTUAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States	56-2480744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (215) 864-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $277.2 million.  As of March 10, 2014, there were 76,670,126 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 30,877,351 shares were publicly held.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated byreference into Part III of this Form 10-K.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Beneficial Mutual Bancorp, Inc. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Beneficial Mutual Bancorp, Inc.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Beneficial Mutual Bancorp, Inc. and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Beneficial Mutual Bancorp, Inc.’s market area, changes in real estate market values in Beneficial Mutual Bancorp, Inc.’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this annual report titled “Risk Factors” below.

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

PART I

Item 1.                            BUSINESS

General

Beneficial Mutual Bancorp, Inc. (the “Company”) was organized in 2004 under the laws of the United States in connection with the mutual holding company reorganization of Beneficial Bank (the “Bank”), a Pennsylvania chartered savings bank which has also operated under the name Beneficial Mutual Savings Bank.  In connection with the reorganization, the Company became the wholly owned subsidiary of Beneficial Savings Bank MHC (the “MHC”), a federally chartered mutual holding company.  In addition, the Company acquired 100% of the outstanding common stock of the Bank.

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

The Bank was founded in 1853.  We have served the financial needs of our depositors and the local community since our founding and are a community-minded, customer service-focused institution.  We offer traditional financial services to consumers and businesses in our market areas.  We attract deposits from the general public and use those funds to originate a variety of loans, including commercial real estate loans, consumer loans, home equity loans, one-to-four family real estate loans, commercial business loans and construction loans.  We offer insurance brokerage and investment advisory services through our wholly owned subsidiaries, Beneficial Insurance Services, LLC and Beneficial Advisors, LLC, respectively.

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

In addition to completing its initial public offering in July 2007, the Company issued 11,915,200 shares, or 14.48% of its outstanding common stock, to stockholders of FMS Financial Corporation (“FMS Financial”) in connection with the Company’s acquisition of FMS Financial.  In the merger, FMS Financial merged with and into the Company and FMS Financial’s wholly owned subsidiary, Farmers & Mechanics Bank, merged with and into the Bank.

In April 2012, the Company acquired SE Financial Corp. (“SE Financial”) and, immediately, thereafter, St. Edmond’s Federal Savings Bank, the wholly owned subsidiary of SE Financial, merged with and into the Bank.  SE Financial shareholders received $14.50 in cash for each share of SE Financial common stock they owned as of the effective date of the acquisition for a total of $29.4 million.  The results of SE Financial’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 3, 2012, the date of the acquisition, and in all subsequent periods.

The acquisitions of SE Financial and St. Edmond’s increased the Company’s market share in southeastern Pennsylvania, specifically Philadelphia and Delaware Counties.  Additionally, the acquisition provided Beneficial with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

The Company’s and the Bank’s executive offices are located at 1818 Market Street, Philadelphia, Pennsylvania and our main telephone number is (215) 864-6000.  Our website address is http://www.thebeneficial.com.  Information on our website should not be considered part of this filing.

Market Area

We are headquartered in Philadelphia, Pennsylvania.  We currently operate 35 full-service banking offices in Chester, Delaware, Montgomery, Philadelphia and Bucks Counties, Pennsylvania and 25 full-service banking offices in Burlington, Gloucester, and Camden Counties, New Jersey.  We also operate one lending office in Montgomery County, Pennsylvania.  We regularly evaluate our network of banking offices to optimize the penetration of our market area in the most efficient way.  We will occasionally open or consolidate banking offices.

Philadelphia is the sixth largest metropolitan region in the United States and home to over 63 colleges and universities.  Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors.  However, the region has evolved into a more diverse economy geared toward information and service-based businesses.  Currently, the leading employment sectors in the region are (i) educational and health services; (ii) transportation, trade and utilities services; (iii) professional and business services; and (iv) due to the region’s numerous historic attractions, leisure and hospitality services.  The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation.  The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development.  The Philadelphia metropolitan area is currently home to 13 Fortune 500 companies, including AmerisourceBergen, Comcast, Sunoco, DuPont, Aramark and Lincoln Financial.

According to a 2012 census estimate, the population of our eight-county primary retail market area totaled approximately 5.3 million.  Overall, the eight counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections.  However, the Philadelphia region is slowly recovering from the effects of the recent economic recession where falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter.  The average unemployment rate for our eight-county primary retail market area in December 2013 was 6.8% compared to a national unemployment rate of 6.7%.  In addition, the average median household income for the Philadelphia metropolitan area was $57 thousand for 2012 compared to a national median household income of $50 thousand.

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

Our competition for loans comes primarily from the competitors referenced above and other regional and local community banks, thrifts and credit unions and from other financial service providers, such as mortgage companies and mortgage brokers, as well as commercial real estate and multi-family brokers.  Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

Lending Activities

We offer a variety of loans including commercial, residential and consumer loans.  Our commercial loan portfolio includes business loans, commercial real estate loans and commercial construction loans. Our consumer loan portfolio primarily includes automobile loans, home equity loans and lines of credit, personal loans including recreational vehicles, manufactured housing and marine loans, and educational loans.  Our residential loan portfolio includes one-to-four family residential real estate loans and one-to-four family residential construction loans. Total loans decreased $105.5 million, or 4.3%, to $2.3 billion at December 31, 2013 from $2.4 billion at December 31, 2012.  Despite total loan originations of $560.4 million during the year ended December 31, 2013, our loan portfolio has decreased as a result of high commercial loan repayments due to the low rate environment which has resulted in high re-financings as well as continued weak loan demand. The increase in intermediate and long term interest rates during the second half of 2013 also resulted in lower mortgage loans originations due to decreased refinance activity.  Throughout 2013, we held in portfolio the majority of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.  As a result of this decision, our mortgage banking income decreased $1.7 million to $1.0 million for the year ended December 31, 2013 as compared to $2.7 million for the same period last year.

We continue to invest in and hire additional lenders to grow our loan portfolio. We are focused on commercial real estate, commercial and business, mortgage, and small business lending and adding lenders in each of those areas.  We will continue to proactively monitor and manage existing credit relationships.  During 2013, we have continued to invest in our credit risk management and lending staff and processes to position us for future growth.

We focus our lending efforts within our market area.

Commercial Real Estate Loans.  At December 31, 2013, commercial real estate loans totaled $584.1 million, or 24.9%, of our total loan portfolio. This portfolio is comprised of loans for the acquisition (purchase), financing and/or refinancing of commercial real estate and the financing of income-producing real estate. Income-producing real estate includes real estate held for lease to third parties and nonresidential real estate.  These loans are generally non-owner occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. The commercial real estate portfolio includes loans to finance hotels, motels, dormitories, nursing homes, assisted-living facilities, mini-storage warehouse facilities and similar non-owner occupied properties.

We offer both fixed and adjustable rate commercial real estate loans.  We originate a variety of commercial real estate loans generally for terms of up to 10 years and with payments generally based on an amortization schedule of up to 25 years.  Our fixed rate loans are typically based on either the Federal Home Loan Bank (“FHLB”) of Pittsburgh’s borrowing rate or U.S. Treasury rate and generally most are fixed with a rate reset after a five year period.

When making commercial real estate loans, we consider the financial statements and tax returns of the borrower, the borrower’s payment history of its debt, the debt service capabilities of the borrower, the projected cash flows of the real estate, leases for any of the tenants located at the collateral property and the value of the collateral.

As of December 31, 2013, our largest commercial real estate loan was a $21.7 million loan for a 136 unit hotel in the greater Philadelphia area.  The loan is well collateralized and was performing in accordance with its original terms at December 31, 2013.

Commercial Business Loans.  At December 31, 2013, commercial business loans totaled $378.7 million, or 16.2%, of our total loan portfolio. This portfolio is comprised of loans to individuals, sole proprietorships, partnerships, corporations, and other business enterprises, whether secured or unsecured, single-payment or installment, for commercial, industrial and professional purposes as well as owner occupied real estate loans. Owner occupied real estate loans are loans where the primary source of repayment is the cash flow generated by the occupying business.  Proceeds from these loans may finance the acquisition or construction of business premises or may be used for other business purposes such as working capital.  In many cases, the owner of the occupying business owns the building in a separate entity and leases it to the business.  In owner-occupied property, more than 50% of the primary source of repayment is derived from the affiliated entity.  Properties such as hospitals, golf courses, recreational facilities, and car washes are considered owner-occupied unless leased to an unaffiliated party.

We offer lines of credit, intermediate term loans and long term loans primarily to assist businesses in achieving their growth objectives and/or working or long term capital needs.  The loans are typically LIBOR, bank prime, U.S. Treasury or Federal Home Loan Bank of Pittsburgh borrowing rate based. These loans are usually secured by business assets, including but not limited to, accounts receivable, inventory, equipment and real estate.  Many of these loans include the personal guarantees of the owners or business owners.

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

At December 31, 2013, there were two loans that each had a $15.0 million outstanding balance.  The borrower of each loan is a Fortune 500 company and each loan is secured by substantially all the business assets of the respective borrower.  These loans are well collateralized and were performing in accordance with their original terms at December 31, 2013.

Commercial Construction Loans.  At December 31, 2013, commercial construction loans totaled $38.1 million, or 1.6%, of our total loan portfolio.  We have deemphasized this segment of our loan portfolio in recent periods based on prevailing market conditions. As market conditions improve, we expect that this portfolio will increase in future periods.

We offer commercial construction loans to commercial real estate construction developers in our market area. We offer loans secured by real estate, with original maturities of 60 months or less, made to finance land development costs incurred prior to erecting new structures (i.e., the process of improving land including laying sewers, water pipes, etc.) or the on-site construction of industrial, commercial, residential, or farm buildings. Commercial construction loans include loans secured by real estate which are used to acquire and improve developed and undeveloped property as well as used to alter or demolish existing structures to allow for new development.

We generally limit the number of model homes and homes built on speculation, and scheduled draws against executed agreements of sales as conditions of the commercial construction loans.

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

At December 31, 2013, our largest commercial construction loan was a $6.7 million loan secured by a hotel located in Philadelphia and general business assets.  The loan is well collateralized and was performing in accordance with its original terms at December 31, 2013.

One-to-Four Family Residential Loans.  At December 31, 2013, residential loans totaled $683.7 million, or 29.2%, of our total loan portfolio.

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years.  Approximately 92.7% of our outstanding residential loans are fixed rate.  We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years.  Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index or LIBOR.  Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 6% on any such increase or decrease over the life of the loan. In order to increase the originations of adjustable-rate loans, we have been originating loans which bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury (“CMT”) are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”), which require borrowers to be qualified at a rate equal to 200 basis points above the note rate under certain conditions.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2013, floating or adjustable rate mortgage loans totaled approximately $50.0 million and fixed rate mortgage loans totaled approximately $633.7 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

All of our residential mortgage loans are consistently underwritten to standards established by Fannie Mae and Freddie Mac.  In 2011, we began to sell the majority of our agency eligible mortgage production. During the quarter ended December 31, 2012, we made a decision to begin to hold in portfolio some of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities. During the year ended December 31, 2013, we originated $174.2 million of residential loans and sold $20.6 million of these loans and recorded mortgage banking income of $1.0 million related to the sale of these loans.  The Bank retains the servicing rights for the loans that were sold to Fannie Mae.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance.  However, we offer loans with loan-to-value ratios over 80% under a special low income loan program, which totaled $17.8 million as of December 31, 2013.  The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first time home owner loan program.  We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our Board of Directors.  We require title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

One-to-Four Family Residential Construction Loans.  We offer loans to facilitate the construction of a one-to-four family residence.  These loans are primarily short term loans and the underwriting guidelines are consistent with the underwriting guidelines for our one-to-four family residential mortgages. Generally, upon completion of construction and issuance of a certificate of occupancy, these loans convert to one-to-four family residential mortgages with long term amortization.  We began to de-emphasize these loans following the financial crisis and at December 31, 2013, residential construction loans totaled $277 thousand.

Consumer Home Equity and Equity Lines of Credit.  At December 31, 2013, consumer home equity loans and equity lines of credit totaled $234.2 million, or 10.0%, of our total loan portfolio.

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

The procedures for underwriting consumer home equity and equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan, as well as verification of employment history and minimum credit score requirements.  Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

Consumer Personal Loans.  At December 31, 2013, consumer personal loans totaled $40.9 million, or 1.8%, of our total loan portfolio.

We offer a variety of consumer personal loans, including loans for automobiles, unsecured personal loans and lines of credit.  Our consumer loans secured by passbook accounts and certificates of deposit held at the Bank are based upon the prime rate as published in The Wall Street Journal with terms up to four years.  We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account.  We also offer unsecured loans and lines of credit with terms up to five years.  Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management.”

Consumer Education Loans.  At December 31, 2013, consumer education loans totaled $206.5 million, or 8.8%, of our total loan portfolio. We do not currently originate consumer education loans and our consumer education loans are unsecured but generally 98% government guaranteed.  These loans are serviced by the Philadelphia Higher Education Assistance Agency (“PHEAA”) and Sallie Mae.

Indirect Automobile Loans.  At December 31, 2013, automobile loans that we originated totaled $175.4 million, or 7.5%, of our total loan portfolio.  We offer loans secured by new and used automobiles.  The majority of the loans in this portfolio are indirect automobile loans.  These loans have fixed interest rates and generally have terms up to six years.  We offer automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

The procedures for underwriting automobile loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount and ensuring that the collateral is properly secured.

Credit Risks

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable.  In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x and a loan to value no greater than 75%.  An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial Business Loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  Our commercial business loans also include owner occupied commercial real estate where the cash flow supporting the loan is derived from the owners underlying business.

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

Consumer Education Loans.  These consumer loans are unsecured but generally 98% government guaranteed.  Consumer education loan collections depend on the efforts of the Pennsylvania Higher Education Assistance Agency (the “PHEAA”) and Sallie Mae and are dependent on the borrower’s continuing financial stability.  Therefore, these loans are likely to be adversely affected by various factors including job loss, divorce, illness or personal bankruptcy.  As a result of the government guarantee, we will ultimately be unaffected materially by delinquencies in the portfolio.

Automobile Loans.  Auto loans may entail greater risk than residential mortgage loans, as they are secured by assets that depreciate rapidly.  Repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Automobile loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations and Purchases.  Loan originations come from a number of sources.  The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.

We have purchased participations in loans from other banks to supplement our lending portfolio.  Loan participations totaled $104.6 million at December 31, 2013.  Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure.  Generally, all commercial loans less than $15.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $15.0 million must be approved by the Directors’ Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At December 31, 2013, our regulatory limit on loans to one borrower was $98.1 million.  The Company’s internal lending limits are lower than the levels permitted by regulation and at December 31, 2013, the total exposure with our largest lending relationship was $30.7 million, which was secured by various mixed use commercial real estate and general business assets.  All of the loans in the relationship were performing in accordance with their original terms at December 31, 2013.

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

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, brokered deposits, our liquidity needs, profitability to us, and customer preferences and concerns.  We generally review our deposit mix and pricing bi-weekly.  Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products. In response to the low interest rate environment, we have repositioned the balance sheet and improved the Bank’s profitability, interest rate risk, and capital position through the run-off of higher cost, non-relationship-based municipal deposits.

At December 31, 2013, municipal checking accounts comprised 10.5% of our deposit portfolio. The number of municipal deposit accounts as of December 31, 2013 totaled 758 and the average balance of an account totaled $505 thousand.

Certificate of Deposit Account Registry Service (CDARS). Our participation in this program enables our customers to invest balances in excess of the FDIC deposit insurance limit into other banks within the CDARS network while maintaining their relationship with our Bank. We work with our customers to obtain the most favorable rates and combine all accounts for convenience onto one statement.

Brokered Certificates of Deposit.  Our use of brokered deposits is limited. However, we will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2013, our brokered certificates of deposits represented approximately 4.1% of total deposits. The cost of these funds was 2.37% for the year ended December 31, 2013 and our brokered certificates of deposit have a weighted average remaining life of 2.59 years at December 31, 2013.

Borrowings.  We have the ability to utilize advances from the FHLB of Pittsburgh to supplement our liquidity.  As a member, we are required to own capital stock in the FHLB of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  We also utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements.  To secure our borrowings, we generally pledge securities and/or loans.  At December 31, 2013, we had the ability to borrow up to $1.3 billion combined from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.

Personnel

As of December 31, 2013, we had 772 full-time employees and 103 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

Beneficial Insurance Services, LLC is a Pennsylvania Limited Liability Company formed in 2004 and is 100% owned by Beneficial Mutual Savings Bank.  In 2005, Beneficial Insurance Services LLC acquired the assets of Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provides property, casualty, life, health and benefits insurance services to individuals and businesses.  In 2005, Beneficial Insurance Services, LLC also acquired a 51% majority interest in Graphic Arts Insurance Agency, Inc. through its acquisition of the assets of Paul Hertel & Co. Inc. In 2007, Beneficial Insurance Services LLC acquired the assets of the insurance brokerage firm, CLA Agency, Inc., based in Newtown Square, Pennsylvania CLA Agency, Inc. provides property/casualty insurance to commercial business and provides professional liability insurance to physician groups, hospitals and healthcare facilities.

Beneficial Advisors, LLC, which is 100% owned by Beneficial Mutual Savings Bank, is a Pennsylvania limited liability company formed in 2000 to offer wealth management services and investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through a third party broker dealer.

Neumann Corporation, which was formed in 1990, is a Delaware Investment Holding Company that holds title to various securities and other investments.  Neumann Corporation is 100% owned by Beneficial Mutual Savings Bank.

BSB Union Corporation was formed in 1994 to engage in the business of owning and leasing automobiles.  BSB Corporation is 100% owned by Beneficial Mutual Savings Bank.  In 2012, BSB Union Corporation obtained approval to engage in equipment leasing activities.  The leasing operations of BSB Union Corporation are currently inactive.

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

REGULATION AND SUPERVISION

The following discussion describes elements of an extensive regulatory framework applicable to savings and loan holding companies and banks.  Federal and state regulation of banks and bank and savings and loan holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than for the protection of potential shareholders and creditors.

General

The Bank is a Pennsylvania-chartered savings bank that is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking (the “Department”), as its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposits insurer.  The Bank is a member of the FHLB system and its deposit accounts are insured up to applicable limits of the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  The Department and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  As a federal mutual holding company, the MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company, as a federally chartered corporation, is also subject to reporting to and regulation by the Federal Reserve Board. Any change in the regulatory requirements and policies, whether by the Department, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Bank, the Company, the MHC and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated. Responsibility for the supervision and regulation of savings and loan holding companies was transferred to the Federal Reserve Board effective July 21, 2011.  The Federal Reserve Board now supervises savings and loan holding companies as well as bank holding companies. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10.0 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.  In response to the changing regulatory environment, we have made enhancements to people, processes, and controls to ensure we are complying with new regulations. It is unclear what impact the Dodd-Frank Act will have on our business in the future as many of the regulations under the act are still being developed.  However, we expect that we will need to continue to make additional investments in people, systems and outside consulting and legal resources to comply with the new regulations.

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

Regulatory Capital Requirements.  Under FDIC regulations, federally insured state-chartered banks rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examinations Council must maintain a ratio of Tier 1 capital to total assets of 3%.  For all other institutions, the minimum leverage capital ratio is not less than 4%.  Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

The Bank must also comply with the FDIC risk-based capital guidelines.  The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets.  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities.  The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.  At December 31, 2013, the Bank met each of these capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2013, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

Interstate Banking and Branching.  Federal law permits a bank to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders.  The Bank currently has 26 full-service locations in Burlington, Gloucester and Camden counties, New Jersey.  At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank.  The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, the law establishes three categories of capital deficient institutions:  undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater (3% or greater for institutions with the highest examination rating).  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (less than 3% for institutions with the highest examination rating).  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.  As of December 31, 2013, the Bank met the conditions to be classified as a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan.  No institution may make a capital distribution, including payment as a dividend, if it would be “undercapitalized” after the payment.  A bank’s compliance with such plans is required to be guaranteed by its parent holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”  “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.  “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Investments and Activities.  Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law.  The FDIC Improvement Act and the FDIC permit exceptions to these limitations.  For example, state chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Select Market and in the shares of an investment company registered under federal law.  The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares.  The maximum permissible investment is 100% of Tier I capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less.  Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control.  In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.  As of December 31, 2013, the Bank held no marketable equity securities under such grandfathering authority.

Transactions with Related Parties.  Federal law limits the Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company, the MHC and their non-savings institution subsidiaries).

The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with affiliates is limited to 20% of an institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The deposit insurance per account owner is currently $250,000.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  On February 7, 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act.  Under the final rule, assessment base for payment of FDIC premiums was changed from a deposit level base to an asset level base consisting of average tangible assets less average tangible equity.

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

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Department.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  At December 31, 2013 the Bank had a maximum borrowing capacity from the FHLB Pittsburgh of $1.1 billion of which we had $195.0 million in outstanding borrowings and $800 thousand in outstanding letters of credit.  The balance remaining of $904.4 million is our unused borrowing capacity with the FHLB at December 31, 2013.  The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with requirements for FHLB Pittsburgh with an investment of $17.4 million at December 31, 2013.

Community Reinvestment Act.  A state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods.  The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution.  The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating.  The Bank’s latest Community Reinvestment Act rating received from the FDIC was “outstanding.”

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

To be regulated as a savings and loan holding company (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender (“QTL”).  To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Test.  Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed and related securities, but also including education, credit and small business loans) in at least nine months out of each 12-month period.  At December 31, 2013, the Bank maintained 81.1% of its portfolio assets in qualified thrift investments.  For the year ended December 31, 2013, the Bank met the QTL test in at least nine months out of each of the 12-month period as required.

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

In December 2013, final rules implementing the Volcker Rule (Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act) were promulgated by the five federal financial regulatory agencies responsible for implementing and enforcing the rule.  The final rules are effective July 21, 2015. The Volcker Rule prohibits “banking entities” from proprietary trading and imposes substantial restrictions on their ownership or sponsorship of, and relationships with, certain “covered funds,” largely hedge funds and private equity funds. Importantly, with respect to proprietary trading, the final rule tightens the requirements for the hedging exemption to require that the hedge demonstrably mitigates a “specific, identified exposure.”

During the quarter ended December 31, 2013, the Company sold $6.2 million of pooled trust securities that resulted in a $1.2 million loss due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule.  These securities were in a $740 thousand unrealized loss position at the time of the sale. Management reviewed the securities included in the Company’s investment portfolio and noted that, at December 31, 2013, the majority of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and the Government National Mortgage Association (“GNMA”), including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac and Fannie Mae.  The Company’s investment portfolio also includes municipal bonds, government-sponsored enterprise (“GSE”) and government agency notes, foreign bonds, mutual funds and money market funds.  The Company does not engage in proprietary trading and does not have a position in covered funds as defined in the Volcker Rule as of December 31, 2013.  Management believes that securities held in the Company’s investment portfolio as of December 31, 2013 are not impacted by Volcker Rule. In addition, management determined that we have no hedges that would be impacted by the Volcker Rule.

Income Taxation

General.  We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years 2010 through 2012 remain subject to examination by the IRS, Pennsylvania and Philadelphia taxing authorities.  The 2012 tax year remains subject to examination by New Jersey taxing authorities.  For 2013, the Bank’s maximum federal income tax rate was 35%.

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

Philadelphia Taxation.  In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Income and Receipts Tax.  The City of Philadelphia Business Income and Receipts Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia.  Pursuant to the City of Philadelphia Business Income and Receipts Tax, the 2013 tax rate was 6.43% on net income and 0.14% on gross receipts.  For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts.  The City of Philadelphia Business Income and Receipts Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders.  An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

New Jersey Taxation.  The Bank and BSB Union Corporation are subject to New Jersey’s Corporation Business Tax at the rate of 9.0% on their separate company apportioned taxable income.  For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).  Net operating losses may be carried forward for twenty years following the tax year for which it was reported.

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

Below is information regarding our executive officers who are not also directors.  Each executive officer has held his or her current position for the period indicated below.  Ages presented are as of December 31, 2013.

Gerard P. Cuddy has been our President and Chief Executive Officer since 2007.  From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank and from 2002 to 2005, Mr. Cuddy served as a Senior Vice

President of Fleet/Bank of America.  Prior to Mr. Cuddy’s service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup.  Age 54.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010.  Prior to joining the Company and Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp, Inc.  Mr. Cestare is a certified public accountant who was a Partner with the public accounting firm of KPMG LLP prior to joining Sovereign Bancorp in 2005. Age 45.

Martin F. Gallagher joined Beneficial Bank’s commercial banking group in June 2011 and was named Executive Vice President and Chief Credit Officer in January 2012.  Prior to that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank.  Age 57.

James E. Gould has served as Executive Vice President and Chief Lending Officer of Beneficial Bank since May 2011.  Prior to joining the Company and Bank, Mr. Gould served as Managing Director of Private Banking for Wilmington Trust Bank in the Pennsylvania and Southern New Jersey Regions. Prior to joining Wilmington Trust Bank in 2007, Mr. Gould was Senior Vice President and Regional Managing Director of Credit for Wachovia Bank’s Wealth Management Division.  Age 66.

Robert J. Maines joined Beneficial Bank in July 2008 and was named Executive Vice President and Director of Operations in January 2012.  Prior to that time, Mr. Maines served as the Director of Risk Management at Accume Partners.  Prior to joining Accume Partners in 2006, Mr. Maines served as First Vice President, Senior Audit Manager at MBNA.  Age 45.

Pamela M. Cyr is the former President & CEO of SE Financial.  Ms. Cyr joined Beneficial Bank in June 2012 and was named Executive Vice President and Chief Retail Banking Officer.  Age 46.

Joanne R. Ryder joined Beneficial Bank in July 2007 as Director of Marketing and was named Executive Vice President and Director of Brand & Strategy in January 2012.  Prior to that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank.  Age 39.

Item 1A. RISK FACTORS

A return to recessionary conditions or status quo in the current economic environment could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Although economic conditions have improved since the end of the economic recession in June 2009, growth in gross deposit products has been slow, unemployment remains high and concerns still exist over the federal deficit and government spending, which have all contributed to diminished expectations for the economy.  A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Continued low loan demand may negatively impact our earnings and results of operations.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations and has reduced loan demand in our market areas.  As a result of this reduced loan demand, we have invested excess liquidity in low yielding cash equivalent assets and investment securities, which has negatively impacted our earnings.  Prolonged low loan demand in our market area could require us to continue to invest excess liquidity in these types of low yielding assets, which would continue to adversely affect our earnings and results of operations.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. At December 31, 2013, in the event of a 200 basis point increase in interest rates, we would be expected to experience an 8.78% decline in the economic value of equity and a 2.46% decrease in net interest income.  In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume and overall profitability. In addition, our deposits are subject to increases in interest rates and as interest rates rise we may lose these deposits if we do not pay competitive interest rates which may affect our liquidity and profits.

Our emphasis on commercial loans may expose us to increased lending risks.

At December 31, 2013, $622.2 million, or 26.5%, of our loan portfolio consisted of commercial real estate and commercial construction loans, including loans for the acquisition and development of property, and $378.7 million, or 16.2%, of our loan portfolio consisted of commercial business loans.  At December 31, 2013, we had a total of 18 land acquisition and development loans totaling $20.7 million included in commercial real estate and commercial construction loans, which consist of 3 residential land acquisition and development loans totaling $5.6 million and 15 commercial land acquisition and development loans totaling $15.1 million.

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

At December 31, 2013, our loan portfolio included $175.4 million in automobile loans, which represented 7.5% of our total loan portfolio at that date.  In addition, at December 31, 2013, other consumer loans totaled $481.6 million, or 20.6%, of our loan portfolio.  Included in other consumer loans is approximately $2.0 million in loans secured by manufactured housing and mobile homes, $20.3 million in loans secured by recreational vehicles and $14.9 million in loans secured by boats.  Consumer loans secured by rapidly depreciable assets such as automobiles, recreational vehicles and boats may subject us to greater risk of loss than loans secured by real estate because any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.

Our emphasis on residential mortgage loans exposes us to lending risks.

At December 31, 2013, $683.7 million, or 29.2%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to emphasize this type of lending. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market has reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Because most of our borrowers are located in the Philadelphia metropolitan area, a prolonged downturn in the local economy, or a decline in local real estate values, could cause an increase in nonperforming loans or a decrease in loan demand, which would reduce our profits.

Substantially all of our loans are secured by real estate located in our primary market areas.  Continued weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations.  Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters.  Continued weakness in economic conditions also could result in reduced loan demand and a decline in loan originations.  In particular, a significant decline in real estate values would likely lead to a decrease in new commercial real estate and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

We rely on high-average balance municipal deposits and time deposits as a source of funds and a reduced level of those deposits may adversely affect our liquidity and our profits.

Municipal deposits, consisting primarily of interest earning checking accounts, are a significant source of funds for our lending and investment activities. Over the past three years, we have significantly reduced our municipal deposits from a high of $1.1 billion at December 31, 2010, or 27.2% of total deposits, to $383.0 million, or 10.5% of our total deposits, as of December 31, 2013. For the year ended December 31, 2013, the balance of municipal deposits decreased $228.6 million, or 37.4%, as a result of the planned run-off of higher-rate non-relationship based accounts.  The average balance of municipal deposit relationships is significantly higher than the average balance of all deposit relationships.  The number of municipal deposits totaled 758 as of December 31, 2013 and the average balance of an account totaled $505 thousand. Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity.  Further, our municipal checking accounts are demand deposits and are therefore considered rate-sensitive instruments.  If we are forced to pay higher rates on our municipal checking accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Pittsburgh, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on the municipal deposits, which would adversely affect our profits.

Certificates of deposit due within one year of December 31, 2013 totaled $376.1 million, or 51.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and remain a component of our business model.  Accordingly, it is possible that we could acquire other financial institutions, financial service providers or branches of banks through negotiated transactions in the future.  Our ability to engage in future mergers and acquisitions depends on various factors, including (i) our ability to identify suitable merger partners and acquisition opportunities, (ii) our ability to finance and complete negotiated transactions on acceptable terms and at acceptable prices, (iii) our ability to receive the necessary regulatory approvals and (iv), when required, our ability to receive necessary stockholder approvals.  Furthermore, mergers and acquisitions involve a number of risks and challenges, including (i) our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations and (ii) the diversion of management’s attention from existing operations.  Our inability to engage in or effectively integrate an acquisition or merger for any of these reasons could have an adverse impact on our financial condition and results of operations.

We hold goodwill, an intangible asset that could be classified as impaired in the future. If goodwill is considered to be either partially or fully impaired in the future, our earnings and the book value of goodwill would decrease.

We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill, which was $122.0 million as of December 31, 2013. A portion of our goodwill balance relates to our acquired insurance companies.  These businesses have suffered declining revenues and profitability levels over the past few years.  Although the fair value of the insurance businesses currently exceeds its carrying amount including goodwill, further deterioration in financial results in future periods could cause goodwill to be impaired. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

As of December 31, 2013, we had net deferred tax assets totaling $48.6 million. These deferred tax assets can only be realized if we generate taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments, and a charitable contribution carryover that, if unused, will expire in 2015, that management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2013. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FDIC, as insurer of our deposits, and by the Department as our primary regulator.  The MHC and the Company are subject to regulation and supervision by the Federal Reserve Board.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.  During the quarter ended December 31, 2013, we sold $6.2 million of pooled trust securities that resulted in a $1.2 million loss due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule that was issued in December 2013. These securities were in a $740 thousand unrealized loss position at the time of the sale.

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

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements, the Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  In addition, the Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implementation of federal consumer financial protection and fair lending laws for the depository institution regulators.  Furthermore, the Dodd-Frank Act repealed payment of interest on commercial demand deposits, forced originators of securitized loans to retain a percentage of the risk for the transferred loans, required regulatory rate-setting for certain debit card interchange fees and contained a number of reforms related to mortgage origination.  In response to the changing regulatory environment, we have made enhancements to people, processes, and controls to ensure we are complying with new regulations. It is unclear what impact the Dodd-Frank Act will have on our business in the future as many of the regulations under the act are still being developed.  However, we expect that we will need to continue to make additional investments in people, systems and outside consulting and legal resources to comply with the new regulations.

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

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities.  A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement.  Although we believe that we have adequate information security procedures and other safeguards in place, as information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.                     PROPERTIES

Our retail market area primarily includes all of the area surrounding our 60 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Gloucester, and Camden Counties in New Jersey, while our lending market also includes Mercer County in New Jersey.  We own 38 properties and lease 22 other properties.  In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, eight offices in Montgomery County, 14 offices in Philadelphia County, and two offices in Chester County.  In New Jersey, we serve our customers through our 19 offices in Burlington County, one office in Gloucester County, and five offices in Camden County.  In addition, Beneficial Insurance operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.  All branches and offices are adequate for business operation. In 2014, the Company moved its headquarters to 1818 Market Street, Philadelphia, Pennsylvania.

Item 3.                     LEGAL PROCEEDINGS

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

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “BNCL.”  The following table sets forth the high and low quarterly sales prices of the Company’s common stock for the four quarters in fiscal 2013 and 2012, as reported by Nasdaq.  The Company has not paid any dividends to its stockholders to date.  As of March 10, 2014, the Company had approximately 2,198 holders of record of common stock.

2013:	High	Low

First Quarter	$10.30	$9.23
Second Quarter	$10.11	$8.40
Third Quarter	$10.00	$8.40
Fourth Quarter	$11.15	$9.75

2012:	High	Low

First Quarter	$9.23	$8.53
Second Quarter	$8.97	$8.39
Third Quarter	$9.90	$8.36
Fourth Quarter	$10.14	$8.88

Stock Performance Graph

The following graph compares the cumulative total return of the Company’s common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all Standard Industrial Classification, (“SIC”)).  The graph assumes $100 was invested on December 31, 2008, the first day of trading of the Company’s common stock.  Cumulative total return assumes reinvestment of all dividends.  The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

	Period Ending
Index	12/31/13	09/30/13	06/30/13	03/31/13	12/31/12	09/30/12	06/30/12	03/31/12	12/31/11	09/30/11
Beneficial Mutual Bancorp, Inc.	109.2	99.70	84.00	103.00	95.00	95.60	86.30	87.40	83.60	74.50
NASDAQ Composite	154.29	139.32	125.72	120.71	111.54	115.12	108.42	114.21	96.24	89.23
SNL Mid-Atlantic Thrift Index	77.45	70.30	66.98	65.14	61.59	62.65	55.77	59.20	53.46	49.34

	06/30/11	03/31/11	12/31/10	09/30/10	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09	03/31/09
Beneficial Mutual Bancorp, Inc.	82.15	86.20	88.30	89.70	98.80	94.80	98.40	91.20	96.00	98.50
NASDAQ Composite	102.46	102.74	98.00	87.50	77.92	88.58	83.83	78.40	67.79	56.47
SNL Mid-Atlantic Thrift Index	61.39	67.74	72.17	65.38	65.23	70.65	65.43	60.29	57.61	55.30

12/31/08
Beneficial Mutual Bancorp, Inc.	112.50
NASDAQ Composite	58.26
SNL Mid-Atlantic Thrift Index	71.69

Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchases of its common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)

October 1-31	139,000	$9.91	139,000	4,090,000
November 1-30	410,471	10.01	410,471	3,679,529
December 1-31	436,500	10.65	436,500	3,243,029

(1)         On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.  This plan expired in November 2013.

(2)         On October 24, 2013, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 4,000,000 shares, or 12.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s mutual holding company.

Item 6.                     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

At and For the Year Ended December 31, (Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009

Financial Condition Data:
Total assets	$4,583,413	$5,006,404	$4,596,104	$4,929,785	$4,673,680
Cash and cash equivalents	355,683	489,908	347,956	90,299	179,701
Trading securities	—	—	—	6,316	31,825
Investment securities available-for-sale	1,034,180	1,267,491	875,011	1,541,991	1,287,106
Investment securities held-to-maturity	528,829	477,198	482,695	86,609	48,009
Loans receivable, net	2,286,158	2,389,655	2,521,916	2,751,036	2,744,264
Deposits	3,660,016	3,927,513	3,594,802	3,942,304	3,509,247
Federal Home Loan Bank advances	195,000	140,000	100,000	113,000	169,750
Other borrowed funds	55,370	110,352	150,335	160,317	263,870
Stockholders’ equity	615,146	633,873	629,380	615,547	637,001

Operating Data:
Interest income	$149,376	$170,430	180,143	$197,514	$192,974
Interest expense	25,640	30,973	38,046	49,896	65,632
Net interest income	123,736	139,457	142,097	147,618	127,342
Provision for loan losses	13,000	28,000	37,500	70,200	15,697
Net interest income after provision for loan losses	110,736	111,457	104,597	77,418	111,645
Non-interest income	25,125	27,606	25,236	27,220	26,847
Non-interest expenses	120,688	123,125	120,710	128,390	119,866
Income (loss) before income taxes	15,173	15,938	9,123	(23,752)	18,626
Income tax expense (benefit)	2,595	1,759	(1,913)	(14,789)	1,537
Net income (loss)	$12,578	$14,179	$11,036	$(8,963)	$17,089

Average common shares outstanding — Basic	75,841,392	76,657,265	77,075,726	77,593,808	77,693,082
Average common shares outstanding — Diluted	76,085,398	76,827,872	77,231,303	77,593,808	77,723,668
Net income (loss) earnings per share - Basic	$0.17	$0.18	$0.14	$(0.12)	$0.22
Net income (loss) earnings per share — Diluted	$0.17	$0.18	$0.14	$(0.12)	$0.22
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

At and For the Year Ended December 31,	2013	2012	2011	2010	2009

Performance Ratios:
Return (loss) on average assets	0.26%	0.29%	0.23%	(0.18)%	0.40%
Return (loss) on average equity	2.01	2.23	1.77	(1.39)	2.74
Interest rate spread (1)	2.70	3.01	3.07	3.13	2.99
Net interest margin (2)	2.81	3.13	3.22	3.32	3.28
Non-interest expense to average assets	2.54	2.55	2.51	2.64	2.80
Efficiency ratio (3)	81.07	73.70	72.14	73.44	77.74
Average interest-earning assets to average interest-bearing liabilities	117.50	117.78	116.83	116.60	117.00
Average equity to average assets	13.15	13.10	12.94	13.30	14.57

Capital Ratios (4):
Tier 1 capital to average assets	10.22	9.53	9.67	8.89	9.81
Tier 1 capital to risk-weighted assets	20.57	19.23	18.09	15.69	16.71
Total risk-based capital to risk-weighted assets	21.83	20.50	19.35	16.95	17.98

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.38	2.36	2.10	1.62	1.64
Allowance for loan losses as a percent of non-performing loans	73.05	62.37	39.77	36.66	38.06
Net charge-offs to average outstanding loans during the period	0.63	0.96	1.05	2.53	0.25
Non-performing loans as a percent of total loans (5)	3.25	3.78	5.29	4.42	4.32
Non-performing assets as a percent of total assets (5)	1.79	2.08	3.35	2.85	3.49

Other Data:
Number of offices (6)	60	62	60	65	68
Number of deposit accounts	294,718	302,196	279,675	283,870	284,531
Number of loans	47,756	51,406	55,665	60,134	64,690

(1)         Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.

(2)         Represents net interest income as a percent of average interest-earning assets.

(3)         Represents other non-interest expenses divided by the sum of net interest income and non-interest income.

(4)         Ratios are for Beneficial Bank.

(5)         Non-performing loans and assets include accruing government guaranteed student loans past due 90 days or more.

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

The Bank was established to serve the financing needs of the public and has expanded its services over time to offer personal and business checking accounts, home equity loans and lines of credit, commercial real estate loans and other types of commercial and consumer loans. We also provide insurance services through our wholly owned subsidiary, Beneficial Insurance Services, LLC, and investment and non-deposit services through our wholly owned subsidiary, Beneficial Advisors, LLC.  We focus on providing our products and services to individuals, businesses and non-profit organizations located in our primary market area.  Our retail market focus includes primarily all of the areas surrounding our 60 banking offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Camden and Gloucester Counties in New Jersey, while our lending market also includes other counties in central and southern New Jersey as well as Delaware.  In addition, Beneficial Insurance Services, LLC operates two offices in Pennsylvania, one in Philadelphia County and one in Delaware County.  We will occasionally consolidate branches based on proximity to other Bank locations, customer activity, financial performance, future market potential and our growth plans.

Over the years, we have expanded through organic growth and acquisitions, reaching $4.58 billion in assets at December 31, 2013.  In 2004, the Bank reorganized into the mutual holding company structure, forming Beneficial Mutual Bancorp, Inc. (the “Company” or “Beneficial”), a federally chartered stock holding company, as its holding company and Beneficial Savings Bank MHC (the “MHC”), a federally chartered mutual holding company, as the sole stockholder of the Company.  In July 2007, the Company completed its minority stock offering, raising approximately $236.1 million in proceeds, and simultaneously acquired FMS Financial Corporation, the parent company of Farmers & Mechanics Bank (together, “FMS Financial”), which had total assets of over $1.2 billion.  In October 2007, Beneficial Insurance Services, LLC acquired the business of CLA Agency, Inc. (“CLA”), a full-service property and casualty and professional liability insurance brokerage company headquartered in Newtown Square, Pennsylvania.

In April 2012, the Company acquired SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company for $29.4 million in cash.  The results of SE Financial’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 3, 2012, the date of the acquisition, and all subsequent periods thereafter.  The acquisition of SE Financial and St. Edmond’s increased the Company’s market share in southeastern Pennsylvania, specifically Philadelphia and Delaware Counties.  Additionally, the acquisition provided Beneficial with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

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

Executive Summary for 2013

We recorded net income for the year ended December 31, 2013 of $12.6 million, or $0.17 per diluted share, compared to net income of $14.2 million, or $0.18 per diluted share, for the year ended December 31, 2012.  Both the low interest rate environment and lower loan balances caused net interest income to decrease $15.7 million to $123.7 million for 2013 compared to $139.4 million in 2012.

The Federal Reserve Board continues to hold short term interest rates at historic lows and expects rates to remain low throughout 2015.  The low rate environment has impacted the yield on our investment portfolio as maturing investments and liquidity generated by prepayments and pay-offs of our loan portfolio were re-invested at lower interest rates.  Elevated unemployment, slow economic growth, and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery.  This resulted in low loan demand throughout 2013 and was a driver of our loan portfolio decreasing $105.5 million, or 4.3%, to $2.3 billion at December 31, 2013 from $2.4 billion at December 31, 2012.

During 2013, our asset quality metrics showed continued signs of improvement. Our non-performing loans, including loans 90 days past due and still accruing, decreased to $76.2 million at December 31, 2013, compared to $92.4 million at December 31, 2012.  Net charge-offs during the year ended December 31, 2013 were $15.0 million compared to $24.6 million for the year ended December 31, 2012. As a result of the improvement our asset quality metrics, we were able to reduce our provision for loan losses during 2013 compared to the prior year. At December 31, 2013, the Bank’s allowance for loan losses totaled $55.6 million, or 2.38% of total loans, compared to $57.6 million, or 2.36% of total loans, at December 31, 2012.

During 2013, our Board of Directors approved a new stock repurchase program that enabled us to acquire up to 4,000,000 shares, or 12.0%, of the Company’s publicly held common stock outstanding. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions. We repurchased 2,193,652 shares of our outstanding common during the year ended December 31, 2013, which increased total treasury shares to 5,175,681.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations. The Bank’s tier 1 leverage ratio increased to 10.22% at December 31, 2013 compared to 9.53% at December 31, 2012 and the Bank’s total risk based capital ratio increased to 21.83% at December 31, 2013 compared to 20.50% at December 31, 2012.

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

Department of Justice Investigation

In the first quarter of 2013, we received notice that we were being investigated by the Department of Justice (“DOJ”) for potential violations of the Equal Credit Opportunity Act and Fair Housing Act relating to our home-mortgage lending practices from January 1, 2008 to the present.  Specifically, the DOJ indicated to us that it was looking for statistical and other indicators of a pattern and practice of persistent disparities with regard to our home-mortgage lending practices.

In December 2012, the Federal Deposit Insurance Corporation (FDIC) referred us to the DOJ as a result of a regularly scheduled fair housing examination that included a statistical analysis of our denial rates of both minority and non-minority loan applicants for a five year period.  That statistical analysis showed a higher rejection rate for minority applicants, but only considered limited information related to our credit standards that we apply to all applicants in our decision making process.  It was on the basis of this statistical analysis that the DOJ announced its investigation.

In response to the DOJ’s investigation, we hired outside counsel and economists to conduct an internal investigation.  At this time, and to the best of our knowledge, we are not aware of any wrongdoing.

In late January 2014, we received correspondence from the DOJ indicating that the DOJ had completed its review and determined that the matter did not require enforcement action by the DOJ and was being referred back to the FDIC.  We are not able to determine whether further action will be taken at this point with respect to the ultimate resolution of this matter and we are in discussions with the FDIC Staff. Until this matter is resolved, it is unlikely that we will be filing any regulatory applications related to strategic expansion or regarding a second step conversion.

Our non-interest expense for the year ended December 31, 2013 includes $711 thousand of costs associated with a second step transaction that we were evaluating directly before the DOJ fair lending investigation.

We remain focused on improving profitability and we are making a number of investments in brand, technology and our compliance and business control teams to drive future growth.  Although these investments may result in lower profitability in the short-term, we believe that ultimately they will drive future profitability and value for our shareholders.

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

•                                          Using what we believe are consistent, disciplined underwriting practices to maintain the quality of our loan portfolio; and

•                                          Investing in talent, brand and technology to drive future growth.

Differentiating Beneficial Bank as a community bank that educates its customers to “do the right thing” financially by providing them with the tools necessary to make wise financial decisions

We are committed to educating our customers to “do the right thing” financially by providing them with the tools necessary to make wise financial decisions. During 2013, we launched a new marketing campaign and brand refresh designed to highlight the Bank’s commitment to financial education. Along with the introduction of a new “Your Knowledge Bank” tagline, the campaign was part of an ambitious communications initiative rooted in what has always been the core mission of Beneficial Bank — to provide customers with the tools, knowledge and guidance to help them do what’s right and make wise financial decisions. We continue to build conversations and financial plans around customers’ needs, life stages and priorities. We also successfully introduced the New BenMobile application, which brings the features of online banking to our mobile banking customers, making it easier to access account information and perform transactions including balance transfers and remote deposit capture.  This new channel is being adopted rapidly by our customer base.

Promoting the “Beneficial Conversation” with our customers, which enables us to learn more about their life stage, needs and goals and educate them on our products and services that can allow them to achieve their goals

We seek to understand our customers’ financial needs and goals through a conversational approach known as the “Beneficial Conversation.”  We have developed a sophisticated training program centered around the Beneficial Conversation in an effort to familiarize our employees with our broad array of financial products, including the cash management, insurance and other related retail services we provide.  We require that all of our employees become fluent and certified in this conversational approach to customer interaction, and we have implemented the “Beneficial Conversation” in our branch offices as well as through digital social media outlets.  The Beneficial Conversation is a continuous, multi-step process that enables us to better understand a customer’s current financial state, future financial goals and the best path towards achieving those goals. Once we develop such an understanding, we then educate the customer on the products and services we offer that best help them attain their financial goals. We believe that this approach to understanding our customers’ financial needs will distinguish us from other regional and local community banks and that we can increase services to our existing customers and acquire new customers through the implementation of the Beneficial Conversation by our employees.

Expanding our franchise by selectively pursuing acquisition opportunities in or adjacent to our market area

In recent years, we have executed our growth strategy by acquiring other financial institutions and financial service corporations primarily in or adjacent to our existing market areas.  In July 2007, in connection with the consummation of its initial public offering, Beneficial Mutual Bancorp acquired FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank.  In April 2012, Beneficial Mutual Bancorp acquired SE Financial Corp. and its wholly owned subsidiary, St. Edmond’s Federal Savings Bank. These acquisitions increased our market share and solidified our position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area.  In 2005, Beneficial Insurance Services LLC, a wholly owned subsidiary of Beneficial Bank, acquired the assets of a Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provided property, casualty, life, health and benefits insurance services to individuals and businesses. In 2007, Beneficial Insurance Services acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Newtown Square, Pennsylvania.  We believe that changes in the regulatory environment as well as continued economic challenges for the banking industry have created and will create acquisition opportunities for us.  We also believe that we are well positioned to execute on our growth strategies and to continue to pursue selective acquisitions of other financial institutions and financial services companies primarily in and adjacent to our existing market area due to our strong capital position.

Pursuing opportunities to grow our commercial banking and small business lending by offering an enhanced product set through integrated delivery channels

We have a diversified loan portfolio which includes commercial real estate and commercial and industrial loans made to middle market and small business customers.  We are focused on improving the mix of our loan portfolio by increasing the amount of our commercial loans.  Commercial loan customers provide us with an opportunity to offer a full range of our products and services including cash management, insurance, loans, and deposits.  We have added resources with significant experience in our marketplace to our commercial lending group over the past year and are committed to growing our commercial banking businesses.  We are also focused on small business lending.  At December 31, 2013, we had $108.3 million in small business loans, which represented approximately 4.6% of total loans.  Small business loans provide diversification to our loan portfolio and, because these loans are based upon rate indices that are higher than those used for one-to four-family loans, they improve the interest sensitivity of our assets.  We currently offer a wide array of lending and deposit products that we can effectively market to our small business customers to increase our small business market share.  To better capitalize on these opportunities, in recent years, we restructured our lending department and created a dedicated team of small business lenders who work with our branches and focus solely on small business lending.  We intend to expand our team of small business lenders in order to increase our small business loan portfolio in future years.

Using what we believe are consistent, disciplined underwriting practices to maintain the quality of our loan portfolio

We believe that maintaining high asset quality is a key to long-term financial success.  In recent years, weaknesses in the local commercial real estate market have had a significant impact on our financial results.  Over the past several years, in an effort to improve asset quality, we have strengthened and added additional resources to our lending and credit teams and, have continued to apply underwriting standards that are prudent and disciplined and have continued to diligently monitor collection efforts.  As a result of these efforts, we have improved our asset quality over the past three years.  Accordingly, a provision for loan losses of $13.0 million was recorded for the year ended December 31, 2013 compared to provisions of $28.0 million and $37.5 million for the years ended December 31, 2012 and 2011, respectively.  Non-performing assets have decreased from a high of $162.9 million at December 31, 2009 to $82.0 million at December 31, 2013. We maintain our philosophy of managing large loan exposures through our consistent, disciplined approach to lending, and our proactive approach to managing existing credits.

Investing in talent, brand and technology to drive future growth

We are committed to investing in highly qualified employees in key areas of the Bank such as the build out of our lending team to focus on the growth of our loan portfolio as well as compliance and business control teams to ensure compliance with current and future regulations. We continue to invest in the Beneficial brand to position ourselves as the “Knowledge Bank”. We will also invest in advances in technology and systems to position us for future growth and opportunities.

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

In December 2010 and January 2011, the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” On July 2, 2013, the Federal Reserve Board approved the final Basel III capital rules, establishing unique standards for all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (such as the Company). The effective date of the implementation of Basel III is January 1, 2015 for the Bank.  When fully phased-in on January 1, 2019, Basel III will require banks to maintain: (i) 4.5% Common Equity Tier 1 to risk-weighted assets; (ii) 6.0% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.  Each of these ratios will also require an additional 2.5% of common equity Tier 1 capital to risk-weighted assets “capital conservation buffer” on top of the minimum requirements.

As of December 31, 2013, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

Current Interest Rate Environment

Net interest income represents a significant portion of our revenues.  Both the low interest rate environment, which has reduced the yields on our investment and loan portfolios, and lower loan balances, as a result of high commercial loan repayments and continued weak loan demand, caused net interest income to decrease. During the year ended December 31, 2013, we reported net interest income of $123.7 million, a decrease of $15.7 million, or 11.3%, from the year ended December 31, 2012. The decrease in net interest income during the year ended December 31, 2013 compared to the same period last year was primarily the result of a decline in the average rate on interest earning assets, partially offset by a reduction in the average cost of our liabilities, particularly municipal deposits. Net interest margin decreased 32 basis points, totaling 2.81% for the year ended December 31, 2013 as compared to 3.13% for the year ended December 31, 2012. We have been able to lower the average cost of our liabilities to 0.69% for the year ended December 31, 2013 compared to 0.82% for the year ended December 31, 2012 by re-pricing higher cost deposits. The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits and money market accounts. We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods. Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

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

The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates or judgments required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Pennsylvania Department of Banking and Securities (“the Department”), as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. The establishment of the allowance for loan losses involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $1.3 million to $2.6 million for the year ended December 31, 2013. We also have approximately $82.0 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year.  To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material.  For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $8.2 million.  During the year ended December 31, 2013, we began to experience a decline in levels of delinquencies, net charge-offs and non-performing assets.

Management considered these market conditions in deriving the estimated allowance for loan losses; however, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 at December 31, 2013 and December 31, 2012.

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

During 2013, management reviewed qualitative factors for the Bank, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the Banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted.  Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years.  We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill as of December 31, 2013.  Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC, any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  During 2013, management reviewed qualitative factors for its intangible assets and determined that it was more likely than not that the fair value of the intangible assets was greater than their carrying amount.  During 2012, management recorded an impairment charge of $773 thousand related to the customer list intangible due to the fact that the expected cash flows from the customer list intangible were less than the carrying amount of the customer list intangible.  The impairment charge was determined by the difference between the fair value of the customer list intangible and the carrying amount of the customer list intangible.

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

As of December 31, 2013, the Bank had net deferred tax assets totaling $48.6 million. These deferred tax assets can only be realized if the Bank generates taxable income in the future.  The Bank regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Bank currently maintains a valuation allowance for certain state net operating losses, other-than-temporary impairments, and a charitable contribution carryover that, if not fully utilized, will expire in 2015, that management believes it is more likely than not that such deferred tax assets will not be realized.  The Bank expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2013.  However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Bank’s financial statements.

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

Discount Rate.  The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date, December 31, 2013. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions.

If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/increase by approximately $164 thousand.

Expected Long-term Rate of Return on Plan Assets.  Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.45% for 2013 compared to 8.0% for 2012. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or average future lifetime for plans with no active participants that are frozen. For details on changes in the pension benefit obligation and the fair value of plan assets, see Note 17 to the Company’s consolidated financial statements included in this Annual Report.

If we were to assume a 0.25% increase/decrease in the expected long-term rate of return for the retirement and other postretirement plans, and all other actuarial assumptions remained constant, the benefit cost would decrease/increase by approximately $209 thousand.

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

In addition to our defined benefit programs, we offer a defined contribution plan (“401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with a recently formed Employee Stock Ownership Plan (“ESOP”) to form the Beneficial Mutual Savings Bank Employee Savings and Stock Ownership Plan (“KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP, we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year. For additional information, refer to Note 18 to the Company’s Consolidated Financial Statements included in this Annual Report.

Balance Sheet Analysis

Securities

At December 31, 2013, our investment portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, was $1.56 billion, or 34.1% of total assets. At December 31, 2013, 93.4% of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and the Government National Mortgage Association (“GNMA”), including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac and Fannie Mae. At December 31, 2013, our investment portfolio also included 4.5% of municipal bonds and 0.8% of government-sponsored enterprise (“GSE”) and government agency notes. The remaining 1.3% of our investment portfolio consisted primarily of foreign bonds, mutual funds and money market funds. During 2013, we invested primarily into other mortgage-backed securities (GSEs) issued by Freddie Mac and Fannie Mae. The GSE mortgage-backed securities amortize over their estimated life and therefore provide a constant source of liquidity.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of December 31, 2013, approximately 94.2% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at December 31, 2013, approximately 4.3% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 1.5% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds and bank certificates of deposit.

The following table sets forth the cost and fair value of investment securities at December 31, 2013, 2012 and 2011.

	2013		2012		2011
December 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
GSE and agency notes	$12,968	$12,917	$26,085	$26,367	$204	$203

Mortgage-backed securities:
GNMA guaranteed mortgage certificates	5,815	6,019	6,732	6,986	7,874	8,106
GSE mortgage-backed securities	840,787	833,098	940,452	965,682	509,434	536,451
Collateralized mortgage obligations	98,708	96,429	157,581	158,467	180,029	182,395
Total mortgage-backed securities	945,310	935,546	1,104,765	1,131,135	697,337	726,952

Municipal and other bonds
Municipal bonds	65,593	67,429	75,534	80,013	85,503	90,154
Pooled trust preferred securities	—	—	10,382	8,722	13,433	11,153
Total municipal and other bonds	65,593	67,429	85,916	88,735	98,936	101,307

Equity securities	—	—	—	—	2,478	3,139
Money market, mutual funds and CDs	18,337	18,288	21,110	21,254	43,399	43,410
Total securities available-for-sale	1,042,208	1,034,180	1,237,876	1,267,491	842,354	875,011

Securities held-to-maturity:
Mortgage-backed securities:
GNMA guaranteed mortgage certificates	—	—	536	537	589	559
GSE mortgage-backed securities	502,556	488,817	430,256	440,037	422,011	425,989
Collateralized mortgage obligations	20,863	20,270	38,909	39,044	47,620	47,819
Total mortgage-backed securities	523,419	509,087	469,701	479,618	470,220	474,367

Municipal bonds	3,410	3,535	5,497	5,679	11,975	12,157
Foreign bonds	2,000	2,011	2,000	2,010	500	499
Total municipal and other bonds	5,410	5,546	7,497	7,689	12,475	12,656
Total securities held-to-maturity	528,829	514,633	477,198	487,307	482,695	487,023
Total investment securities	$1,571,037	$1,548,813	$1,715,074	$1,754,798	$1,325,049	$1,362,034

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. Furthermore, the mortgage must have originated from regulated and authorized financial institutions. The contractual cash flows of investments in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the Federal Housing Finance Agency (“FHFA”). The cash flows related to GNMA securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are a type of mortgage-backed security that create separate pools of pass-through rates for different classes of bondholders with varying cash flow structures, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses. At December 31, 2013, we had no investments in a single company or entity (other than United States government sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity.

At December 31, 2013 and 2012, securities totaling $1.2 billion and $101.5 million, respectively, were in an unrealized loss position and the unrealized losses on these securities totaled $34.7 million and $2.2 million, respectively. The increase in unrealized losses on securities was primarily due to an increase in intermediate and long-term interest rates in the second half of 2013. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the investment, or whether it is more likely than not that we will be required to sell the investment before recovery, and other available information to determine the nature of the decline in market value of the securities.

At December 31, 2013, the unrealized losses in the portfolio were mainly attributed to its GSEs mortgage-backed securities and its GSE CMOs.  The unrealized losses are due to current interest rate levels relative to our cost and not credit quality.  As we do not intend to sell the investments, and it is not likely we will be required to sell the investments prior to recovery, we do not consider the investments to be other than temporarily impaired at December 31, 2013. During 2013 and 2012, we did not record any impairment charges for securities.

During 2013, we sold $6.2 million of pooled trust securities that resulted in a $1.2 million loss due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule that was issued in December 2013. These securities were in a $740 thousand unrealized loss position at the time of the sale.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2013. Certain securities have adjustable interest rates and may reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Mutual funds and money market funds are not included in the table based on lack of a maturity date. The investment portfolio consists of $1.5 billion of fixed rate securities and $26.5 million in adjustable rate securities at December 31, 2013.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2013 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
GSE and agency notes	$144	8.1%	—	—	$12,773	1.9%	$—	—	$12,917	2.0%
Mortgage-backed securities & CMOs	—	—	143,814	1.1	440,784	2.2	350,948	2.8	935,546	2.3
Municipal and other bonds	4,129	4.5	8,328	3.7	37,887	4.1	17,085	4.5	67,429	4.2
Pooled trust preferred	—	—	—	—	—	—			—	—
Certificates of Deposit	12	0.5	—	—	—	—	—	—	12	0.5
Total available-for-sale	4,285	4.6	152,142	1.3	491,444	2.3	368,033	2.9	1,015,904	2.4
				.
Securities held to maturity:
Mortgage-backed securities & CMOs	2	6.0	2,611	4.3	113,229	2.1	407,577	2.7	523,419	2.6
Foreign bonds	—	—	2,000	1.7	—	—	—	—	2,000	1.7
Municipal bonds	2,540	3.2	490	4.8	380	5.7	—	—	3,410	3.7
Total held to maturity	2,542	3.2	5,101	3.3	113,609	2.1	407,577	2.7	528,829	2.6
Total	$6,827	4.1%	$157,243	1.3%	$605,053	2.3%	$775,610	2.8%	$1,544,733	2.5%

Loans

At December 31, 2013, total loans were $2.29 billion, or 51.1% of total assets, compared to $2.39 billion, or 48.9% of total assets, at December 31, 2012. Total loans decreased $105.5 million, or 4.3%, during the year ended December 31, 2013.  Despite total loan originations of $560.4 million during the year ended December 31, 2013, our loan portfolio decreased as a result of high commercial loan repayments and continued weak loan demand. The increase in intermediate and long term interest rates during the year also resulted in lower mortgage loan originations. Throughout 2013, we held in portfolio the majority of our agency eligible mortgage production as the yields on these mortgages were attractive compared to the rates available on investment securities.

The following table shows the loan portfolio at the dates indicated:

December 31,	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans:
Commercial real estate	$584,133	24.9%	$639,557	26.1%	$547,010	21.2%	$600,734	21.5%	$599,849	21.5%
Commercial business loans	378,663	16.2	332,169	13.6	429,266	16.7	441,881	15.8	438,778	15.7
Commercial construction	38,067	1.6	105,047	4.3	233,545	9.1	268,314	9.6	264,734	9.5
Total commercial loans	1,000,863	42.7	1,076,773	44.0	1,209,821	47.0	1,310,929	46.9	1,303,361	46.7

Residential Loans:
Residential real estate	683,700	29.2	665,246	27.2	623,955	24.2	687,565	24.6	647,687	23.3
Residential construction	277	—	2,094	0.1	5,581	0.2	11,157	0.4	11,938	0.4
Total residential loans	683,977	29.2	667,340	27.3	629,536	24.4	698,722	25.0	659,625	23.7

Consumer Loans:
Home equity & lines of credit	234,154	10.0	258,499	10.5	268,793	10.5	288,875	10.3	314,467	11.3
Personal	40,892	1.8	55,850	2.3	73,094	2.8	94,036	3.4	112,142	4.0
Education	206,521	8.8	217,896	8.9	234,844	9.1	249,696	8.9	257,021	9.2
Automobile	175,400	7.5	170,946	7.0	160,041	6.2	154,144	5.5	143,503	5.1
Total consumer loans	656,967	28.1	703,191	28.7	736,772	28.6	786,751	28.1	827,133	29.6
Total loans	2,341,807	100.0%	2,447,304	100.0%	2,576,129	100.0%	2,796,402	100.0%	2,790,119	100.0%
Allowance for losses	(55,649)		(57,649)		(54,213)		(45,366)		(45,855)
Loans, net	$2,286,158		$2,389,655		$2,521,916		$2,751,036		$2,744,264

Loan Maturity

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

December 31, 2013 (Dollars in thousands)	Commercial Real Estate	Commercial Business	Commercial Construction	Residential Real Estate	Residential Construction	Home Equity & Lines of Credit	Personal	Education	Auto	Total Loans

Amounts due in:
One year or less	$18,939	$9,843	$2,518	$812	$131	$47,795	$1,587	$14	$18	$81,657
More than 1-5 years	149,692	125,260	24,104	8,295	146	14,769	5,462	2,299	69,083	399,110
More than 5-10 years	134,594	102,948	11,445	38,586	—	53,734	14,980	14,733	106,299	477,319
More than 10 years	280,908	140,612	—	636,007	—	117,856	18,863	189,475	—	1,383,721
Total	$584,133	$378,663	$38,067	$683,700	$277	$234,154	$40,892	$206,521	$175,400	$2,341,807

The following table sets forth all loans at December 31, 2013 that are due after December 31, 2014 and have either fixed interest rates or floating or adjustable interest rates:

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial real estate	$251,815	$276,152	$527,967
Commercial business	130,224	185,248	315,472
Commercial construction	9,919	16,636	26,555
Residential real estate	632,301	49,991	682,292
Home equity and lines of credit	166,324	18,949	185,273
Personal	39,018	—	39,018
Education	194,807	11,700	206,507
Automobile	172,728	—	172,728
Total	$1,597,136	$558,676	$2,155,812

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated:

Year Ended December 31, (Dollars in thousands)	2013	2012	2011	2010	2009
Total loans at beginning of period	$2,447,304	$2,576,129	$2,796,402	$2,790,119	$2,424,582
Originations:
Commercial:
Commercial real estate	59,278	79,542	50,238	72,176	66,842
Commercial business	163,937	82,791	85,180	131,865	202,947
Commercial construction	23,535	38,811	77,323	141,644	116,391
Total commercial loans	246,750	201,144	212,741	345,685	386,180

Residential:
Residential real estate	173,977	225,730	138,972	191,805	183,666
Residential construction	208	1,593	5,261	12,031	8,940
Total residential loans	174,185	227,323	144,233	203,836	192,606

Consumer:
Home equity and lines of credit	58,175	72,696	72,242	62,978	45,780
Personal	1,478	1,377	3,884	43,853	52,894
Education	—	—	—	—	16,425
Automobile	79,856	82,223	74,407	76,639	71,090
Total consumer loans	139,509	156,296	150,533	183,470	186,189
Total loans originated	560,444	584,793	507,507	732,991	764,975

Loans acquired from SE Financial	—	175,231	—	—	—

Purchases	—	—	—	9,888	201,681
Less:
Principal payments & repayments (net of charge-offs)	639,813	779,504	664,147	726,652	560,617
Loan sales	20,591	100,685	58,883	—	37,272
Transfers to foreclosed real estate	5,537	8,630	4,750	9,944	3,230
Total loans at end of period	$2,341,807	$2,447,304	$2,576,129	$2,796,402	$2,790,119

Deposits

Our deposit base is comprised of demand deposits, money market and passbook accounts and time deposits. Deposits decreased $267.5 million, or 6.8%, to $3.66 billion at December 31, 2013 from $3.92 billion at December 31, 2012. The decrease in deposits during the year ended December 31, 2013 was primarily the result of a $228.6 million decrease in municipal deposits which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts as well as decreases in non-interest bearing deposits and money market accounts. Municipal checking accounts consisted of approximately 758 accounts with an average balance of $505 thousand at December 31, 2013 compared to 1,346 accounts with an average balance of $473 thousand at December 31, 2012.

The following table sets forth the deposits as a percentage of total deposits for the periods indicated:

	2013		2012		2011
At December 31, (Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Non-interest bearing deposits	$291,109	7.9%	$328,892	8.4%	$278,968	7.8%
Interest-earning checking accounts	686,582	18.8	663,737	16.9	485,160	13.5
Municipal checking accounts	383,043	10.5	611,599	15.6	679,055	18.9
Money market accounts	441,881	12.1	496,508	12.6	529,877	14.7
Savings accounts	1,127,339	30.8	1,037,424	26.4	783,388	21.8
Certificates of deposit	730,062	19.9	789,353	20.1	838,354	23.3
Total	$3,660,016	100.0%	$3,927,513	100.0%	$3,594,802	100.0%

We are required to pledge securities to secure municipal deposits.  At December 31, 2013 and 2012, we had pledged $296.8 million and $438.4 million, respectively, of securities to secure these deposits.

The following table sets forth the time remaining until maturity for certificate of deposits of $100,000 or more at December 31, 2013.

December 31, 2013 (Dollars in thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$23,742
Over three through six months	20,898
Over six through twelve months	34,951
Over twelve months	55,652
Total	$135,243

The following table sets forth the deposit activity for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2013	2012	2011
Beginning balance	$3,927,513	$3,594,802	$3,942,304
(Decrease) Increase before interest credited	(285,251)	34,714	(377,426)
Interest credited	17,754	22,704	29,924
Deposits acquired from SE Financial	—	275,293	—
Net (decrease) increase in deposits	(267,497)	332,711	(347,502)
Ending balance	$3,660,016	$3,927,513	$3,594,802

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

The following table sets forth the outstanding borrowings and weighted averages at the dates indicated:

Year Ended December 31, (Dollars in thousands)	2013	2012	2011
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$195,000	$165,000	$113,000
Repurchase agreements	85,000	125,000	135,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,370	25,352	25,335
Other	—	—	—

Average outstanding balance during period:

Federal Home Loan Bank advances	$185,658	$135,669	$101,655
Repurchase agreements	53,534	99,891	128,589
Federal Home Loan Bank overnight borrowings	5	4	—
Federal Reserve Bank of Philadelphia overnight borrowings	5	3	1
Statutory trust debenture	25,361	22,343	25,325
Other	22	8	24

Weighted average interest rate during period:

Federal Home Loan Bank advances	2.87%	2.92%	3.26%
Repurchase agreements	3.65	3.60	3.72
Federal Home Loan Bank overnight borrowings	0.26	0.15	—
Federal Reserve Bank of Philadelphia overnight borrowings	0.75	0.77	0.73
Statutory trust debenture	1.98	2.18	2.02
Other	0.58	0.62	0.25

Balance outstanding at end of period:
Federal Home Loan Bank advances	$195,000	$140,000	$100,000
Repurchase agreements	30,000	85,000	125,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,370	25,352	25,335
Other	—	—	—

Weighted average interest rate at end of period:

Federal Home Loan Bank advances	2.86%	2.68%	3.19%
Repurchase agreements	3.78	3.41	3.63
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	1.82	1.89	2.13

Results of Operations for the Years Ended December 31, 2013, 2012, and 2011

Financial Highlights

We recorded net income of $12.6 million for the year ended December 31, 2013 compared to net income of $14.2 million for the year ended December 31, 2012 and net income of $11.0 million for the year ended December 31, 2011.  Net income for the year ended December 31, 2012 included $2.2 million of merger charges related to the acquisition of SE Financial Corp. Net income for the year ended December 31, 2011 included $5.1 million of restructuring charges related to the implementation of our expense management reduction program.

For the year ended December 31, 2013, we reported net interest income of $123.7 million, a decrease of $15.7 million, or 11.3%, from the year ended December 31, 2012. Net interest income was $142.1 million for the year ended December 31, 2011. The decrease in net interest income during the year ended December 31, 2013 was primarily the result of reduced yields on the investment and loan portfolio and lower loan balances, as a result of prepayments and continued weak loan demand. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods until we can begin to grow our loan portfolio and reduce the percentage of our balance sheet assets that are held in lower yielding cash and investments.

Credit costs have decreased during the year ended December 31, 2013 from the same period in 2012 and 2011 as a result of a decrease in levels of delinquencies, net charge-offs and non-performing assets.  During the year ended December 31, 2013, we recorded a provision for loan losses of $13.0 million compared to $28.0 million for the year ended December 31, 2012 and $37.5 million for the year ended December 31, 2011.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

Year Ended December 31,				Change 2013/2012		Change 2012/2011
(Dollars in thousands)	2013	2012	2011	$	%	$	%

Net interest income	$123,736	$139,457	$142,097	$(15,721)	(11.27)%	$(2,640)	(1.86)%
Provision for loan losses	13,000	28,000	37,500	(15,000)	(53.57)%	(9,500)	(25.33)%
Non-interest income	25,125	27,606	25,236	(2,481)	(8.99)%	2,370	9.39%
Non-interest expense	120,688	123,125	120,710	(2,437)	(1.98)%	2,415	2.00%
Income tax expense (benefit)	2,595	1,759	(1,913)	836	47.53%	3,672	191.95%
Net income	12,578	14,179	11,036	(1,601)	(11.29)%	3,143	28.48%

Return on average equity	2.01%	2.23%	1.77%
Return on average assets	0.26%	0.29%	0.23%

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

Average Balance Tables

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013			2012			2011
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Trading Securities	$—	$—	0.00%	$—	$—	0.00%	$2,226	$26	1.19%
Overnight Investments	325,443	821	0.25%	353,058	893	0.25%	351,304	890	0.25%
Stock	17,774	208	1.17%	18,312	35	0.19%	20,878	5	0.02%
Other Investment securities	1,666,628	33,833	2.03%	1,508,347	36,820	2.44%	1,323,951	39,537	2.99%
Total Investment securities	2,009,845	34,862	1.73%	1,879,717	37,748	2.01%	1,698,359	40,458	2.38%

Loans:
Real estate loans
Residential	680,593	31,293	4.60%	661,308	32,622	4.93%	681,322	33,439	4.91%
Non-residential	600,856	30,494	5.02%	699,970	37,067	5.29%	759,196	38,679	5.09%
Total real estate	1,281,449	61,787	4.80%	1,361,278	69,689	5.12%	1,440,518	72,118	5.00%
Business loans	297,209	14,905	4.96%	335,702	20,030	5.96%	368,495	20,517	5.56%
Small Business loans	120,993	7,085	5.80%	140,170	8,346	5.95%	145,900	8,718	5.97%
Total Business & Small Business loans	418,202	21,990	5.21%	475,872	28,376	5.96%	514,395	29,235	5.68%
Total Business loans	1,019,058	52,484	5.10%	1,175,842	65,443	5.56%	1,273,591	67,914	5.33%
Personal loans	682,219	30,737	4.51%	728,522	34,617	4.75%	761,588	38,332	5.03%
Total loans, net of discount	2,381,870	114,514	4.79%	2,565,672	132,682	5.17%	2,716,501	139,685	5.14%
Total interest earning assets	4,391,715	149,376	3.39%	4,445,389	170,430	3.83%	4,414,860	180,143	4.08%
Non-interest earning assets	353,690			388,553			393,912
Total assets	$4,745,405			$4,833,942			$4,808,772

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,096,502	$4,802	0.44%	$944,997	$5,262	0.56%	$740,466	$4,891	0.66%
Money market accounts	474,500	1,851	0.39%	532,266	3,130	0.59%	598,592	4,267	0.71%
Demand deposits	668,165	1,681	0.25%	581,003	1,663	0.29%	432,901	959	0.22%
Demand deposits - Municipals	475,605	1,267	0.27%	636,140	3,049	0.48%	873,234	6,783	0.78%
Certificates of deposit	758,355	8,242	1.09%	818,906	9,765	1.19%	878,326	12,531	1.43%
Total interest-bearing deposits	3,473,127	17,843	0.51%	3,513,312	22,869	0.65%	3,523,519	29,431	0.84%
Borrowings	264,586	7,797	2.95%	260,918	8,104	3.11%	255,594	8,615	3.37%
Total interest-bearing liabilities	3,737,713	25,640	0.69%	3,774,230	30,973	0.82%	3,779,113	38,046	1.01%

Non-interest-bearing deposits	305,815			300,153			277,819
Other non-interest-bearing liabilities	77,693			126,217			129,630
Total liabilities	4,121,221			4,200,600			4,186,562

Total stockholders’ equity	624,184			633,342			622,210
Total liabilities and stockholders’ equity	$4,745,405			$4,833,942			$4,808,772
Net interest income		$123,736			$139,457			$142,097
Interest rate spread			2.70%			3.01%			3.07%
Net interest margin			2.81%			3.13%			3.22%
Average interest-earning assets to average interest-bearing liabilities			117.50%			117.78%			116.83%

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

	Year Ended 12/31/2013 Compared to Year Ended 12/31/2012			Year Ended 12/31/2012 Compared to Year Ended 12/31/2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$(8,837)	$(9,331)	$(18,168)	$(7,800)	$797	$(7,003)
Trading securities	—	—	—	(26)	—	(26)
Overnight investments	(72)	—	(72)	4	(1)	3
Investment securities	(1,027)	216	(811)	(13,135)	5,403	(7,732)
Mortgage-backed securities	4,772	(5,779)	(1,007)	14,723	(9,248)	5,475
Collateralized mortgage obligations	(710)	(459)	(1,169)	1,054	(1,514)	(460)
Other interest-earning assets	(6)	179	173	(5)	35	30
Total interest-earning assets	(5,880)	(15,174)	(21,054)	(5,185)	(4,528)	(9,713)
Interest expense:
Interest-earning checking accounts	(189)	(1,575)	(1,764)	(345)	(2,685)	(3,030)
Money market	(225)	(1,054)	(1,279)	(390)	(747)	(1,137)
Savings accounts	663	(1,123)	(460)	1,139	(768)	371
Time deposits	(658)	(865)	(1,523)	(708)	(2,058)	(2,766)
Total interest-bearing deposits	(409)	(4,617)	(5,026)	(304)	(6,258)	(6,562)

FHLB advances	1,437	(57)	1,380	992	(353)	639
Repurchase agreements	(1,693)	55	(1,638)	(1,033)	(157)	(1,190)
Statutory trust debenture	—	(49)	(49)	—	40	40
Total interest-bearing liabilities	(665)	(4,668)	(5,333)	(345)	(6,728)	(7,073)

Net change in net interest income	$(5,215)	$(10,506)	$(15,721)	$(4,840)	$2,200	$(2,640)

2013 vs. 2012.  For the year ended December 31, 2013, net interest income decreased $15.7 million, or 11.3%, to $123.7 million from $139.4 million for the year ended December 31, 2012.  For the year ended December 31, 2013, total interest income decreased $21.0 million, or 12.4%, to $149.4 million from $170.4 million for the year ended December 31, 2012. The low interest rate environment has resulted in a high number of prepayments in our investment and loan portfolios as borrowers have refinanced their existing loans to take advantage of low interest rates. The decrease in interest income during the year ended December 31, 2013 compared to the same period last year was primarily the result of a decline in the average rate earned on our investment and loan portfolios due to the low rate environment and a decline in the average balance of our loan portfolio driven by high commercial loan prepayments and weak loan demand.   We have been able to reduce the cost of our interest bearing liabilities in 2013 with average rates decreasing to 0.69% for the year ended December 31, 2013 from 0.82% for the year ended December 31, 2012, by re-pricing higher cost deposits, particularly municipal deposits. For the year ended December 31, 2013, total interest expense decreased $5.4 million, or 17.2%, to $25.6 million from $31.0 million for the year ended December 31, 2012 due to a decline in interest rates. During 2013, the average balance of our municipal deposits decreased $160.5 million and the cost on municipal deposits decreased 21 basis points consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.  Also during 2013, the average balance of our certificates of deposit decreased $60.6 million and the cost on certificates of deposit decreased 10 basis points.  We believe that the low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits which will put pressure on net interest margin in future periods.

2012 vs. 2011.  For the year ended December 31, 2012, net interest income decreased $2.7 million, or 1.9%, to $139.4 million from $142.1 million for the year ended December 31, 2011.  For the year ended December 31, 2012, total interest income decreased $9.7 million, or 5.4%, to $170.4 million from $180.1 million for the year ended December 31, 2011. The decrease in interest income was driven by excess levels of cash as a result of higher than normal commercial loan prepayments, weak overall loan demand and prepayments of higher yielding investments.    We have been able to reduce the cost of our interest bearing liabilities in 2012 with average rates decreasing to 0.82% for the year ended December 31, 2012 from 1.01% for the year ended December 31, 2011, by reducing borrowings and re-pricing higher cost deposits, particularly municipal deposits. For the year ended December 31, 2012, total interest expense decreased $7.0 million, or 18.6%, to $31.0 million from $38.0 million for the year ended December 31, 2011 due to a decline in interest rates. During 2012, the average balance of our certificates of deposit decreased $59.4 million and the cost on certificates of deposit decreased 24 basis points.  The rate on municipal deposits decreased 30 basis points to 0.48% at December 31, 2012 compared to 0.78% at December 31, 2011.  We believe that the low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits which will put pressure on net interest margin in future periods.

Provision for Loan Losses

A provision for loan losses of $13.0 million was recorded for the year ended December 31, 2013 compared to provisions of $28.0 million and $37.5 million for the years ended December 31, 2012 and 2011, respectively. Credit costs have decreased for the year end December 31, 2013 compared to the same period in 2012.  The decline in the provision for loan losses is consistent with the decline in delinquencies, net charge-offs and non-performing assets.  Net charge-offs for the year ended December 31, 2013 were $15.0 million, compared to $24.6 million and $28.7 million for the years ended December 31, 2012 and 2011, respectively.  We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Government guaranteed student loans greater than 90 days delinquent continue to accrue interest as these loans are guaranteed by the government and have little risk of credit loss. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment.  Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2013, the allowance for loan losses totaled $55.6 million, or 2.38% of total loans outstanding, compared to $57.6 million, or 2.36% of total loans outstanding, as of December 31, 2012 and $54.2 million, or 2.10% of total loans outstanding, as of December 31, 2011.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses” below.

Non-interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

Year Ended December 31,				Change 2013/2012		Change 2012/2011
(Dollars in thousands)	2013	2012	2011	$	%	$	%

Insurance commission income	$7,170	$7,389	$7,720	$(219)	(3.0)%	$(331)	(4.3)%
Other services charges	11,458	10,182	9,763	1,276	12.5%	419	4.3
Mortgage banking income	1,017	2,731	916	(1,714)	(62.8)%	1,815	198.2
Gains on sale of investment securities available-for-sale	1,377	2,882	652	(1,505)	(52.2)%	2,230	342.0
Trading securities profits	—	—	81	—	—	(81)	100.0
Limited partnership losses and amortizations	(2,464)	(2,683)	(1,159)	219	8.2%	(1,524)	(131.5)
Bank owned life insurance	1,618	1,479	1,458	139	9.4%	21	1.4
Returned check charges	4,949	5,626	5,805	(677)	(12.0)%	(179)	(3.1)
Total	$25,125	$27,606	$25,236	$(2,481)	(9.0)%	$2,370	9.4%

2013 vs. 2012.  For the year ended December 31, 2013, non-interest income decreased $2.5 million, or 9.0%, to $25.1 million from $27.6 million for the year ended December 31, 2012.  The decrease was primarily due to a $1.5 million decrease in the net gain on the sale of investment securities as a result of the loss recorded in connection with the sale of the pooled trust preferred securities, a $1.7 million decrease in mortgage banking income given the decision to hold in portfolio the majority of our mortgage production and a $677 thousand decline in returned check charges, partially offset by a $639 thousand increase in debit card interchange fees and a $550 thousand increase in account analysis charges.

2012 vs. 2011.  For the year ended December 31, 2012, non-interest income increased $2.4 million, or 9.4%, to $27.6 million from $25.2 million for the year ended December 31, 2011.  The increase in non-interest income was primarily due to a $2.2 million increase in gain on the sale of securities and a $1.8 million increase in mortgage banking income, partially offset by $1.5 million of additional amortization or impairment of limited partnership losses as we align the low income housing investments to the remaining tax credits.

Non-interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

				Change 2013/2012		Change 2012/2011
(Dollars in thousands)	2013	2012	2011	$	%	$	%
Salaries and employee benefits	$57,154	$57,529	$55,812	$(375)	(0.7)%	$1,717	3.1%
Occupancy expense	9,826	9,887	11,040	(61)	(0.6)	(1,153)	(10.4)
Depreciation, amortization and maintenance	9,026	8,919	8,683	107	1.2	236	2.7
Marketing expense	5,234	2,811	3,189	2,423	86.2	(378)	(11.9)
Amortization of intangibles	1,872	4,163	3,584	(2,291)	(55.0)	579	16.2
FDIC insurance	3,589	4,221	5,332	(632)	(15.0)	(1,111)	(20.8)
Merger and restructuring charges	(189)	2,233	5,058	(2,422)	(108.5)	(2,825)	(55.9)
Professional fees	5,058	5,396	4,380	(338)	(6.3)	1,016	23.2
Insurance expense	1,869	1,842	1,875	27	1.5	(33)	(1.8)
Printing and supplies	1,488	1,791	1,691	(303)	(16.9)	100	5.9
Correspondent bank charges	2,966	2,301	2,112	665	28.9	189	8.9
Postage expense	1,259	1,419	1,227	(160)	(11.3)	192	15.6
Internet banking	2,146	2,077	2,208	69	3.3	(131)	(5.9)
Debit card rewards	1,351	1,161	1,199	190	16.4	(38)	(3.2)
Real estate owned expenses	876	1,724	1,632	(848)	(49.2)	92	5.6
Real estate owned losses	1,306	3,077	781	(1,771)	(7.6)	2,296	294.0
Loan expenses	5,509	4,143	3,705	1,366	33.0	438	11.8
Other	10,348	8,431	7,202	1,917	22.7	1,229	17.1
Total	$120,688	$123,125	$120,710	$(2,437)	(2.0)%	$2,415	2.0%

2013 vs. 2012. For the year ended December 31, 2013, non-interest expense decreased $2.4 million, or 2.0%, to $120.7 million from $123.1 million for the year ended December 31, 2012. The decrease in non-interest expense was primarily due to a $2.4 million decrease in merger and restructuring charges relating to our acquisition of SE Financial in 2012, a $1.9 million decrease in classified loan and other real estate owned expenses due to improving asset quality metrics, a $2.3 million decrease in intangible amortization expense as a result of intangibles assets that were fully amortized and a $773 thousand intangible asset impairment charge recorded in the fourth quarter of 2012, and a $632 thousand decrease in FDIC insurance expense as a result of a decline in average tangible assets during 2013.  These decreases to non-interest expense were partially offset by a $2.4 million increase in marketing expense associated with our 2013 brand refresh advertising campaign, a $665 thousand increase in correspondent bank charges, and a net increase in salaries and other expenses of approximately $900 thousand associated with the outsourcing of certain information technology costs.  Professional fees for the year ended December 31, 2013 include $711 thousand of costs associated with a second step transaction that we were evaluating directly before the Department of Justice fair lending investigation.  For the year ended December 31, 2013, our efficiency ratio was 81.07% compared to 73.70% for the year ended December 31, 2012.

2012 vs. 2011. For the year ended December 31, 2012, non-interest expense increased $2.4 million, or 2.0%, to $123.1 million from $120.7 million for the year ended December 31, 2011. The increase in non-interest expense was driven by to a $1.7 million increase in salaries and benefits primarily as a result of the acquisition of SE Financial and the expansion of our credit risk management and lending staff, a $2.3 million increase in real estate owned losses which consists of property write downs from updated appraisals as well as the loss on the sale of properties. During the fourth quarter, we settled an outstanding lawsuit for $1.0 million which was included in professional fees.  These increases were partially offset by a $2.8 million decrease in merger and restructuring charges, a $1.2 million decrease in occupancy expense due to management cost savings initiatives implemented during 2011, and a $1.1 million decrease in FDIC insurance as a result of the assessment base change. For the year ended December 31, 2012, our efficiency ratio was 73.70% compared to 72.10% for the year ended December 31, 2011.

Income Tax Expense

2013 vs. 2012.   We recorded a provision for income taxes of $2.6 million for 2013, reflecting an effective rate of 17.10%, compared to a provision for income taxes of $1.8 million for 2012, reflecting an effective tax rate benefit of 11.04%. The change from 2012 to 2013 was primarily due to recording a full valuation allowance of $269 thousand on a 2010 charitable contribution carryforward that will expire in 2015, for which management believes it is more likely than not that such deferred tax assets will not be realized. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

As of December 31, 2013, the Bank had net deferred tax assets totaling $48.6 million. These deferred tax assets can only be realized if the Bank generates taxable income in the future.  The Bank regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Bank currently maintains a valuation allowance for certain state net operating losses, other-than-temporary impairments, and a charitable contribution carryover that, if not fully utilized, will expire in 2015, that management believes it is more likely than not that such deferred tax assets will not be realized.  The Bank expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2013.  However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Bank’s financial statements.

2012 vs. 2011.   We recorded an income tax expense of $1.8 million for 2012, reflecting an effective rate of 11.04%, compared to a benefit for income taxes of $1.9 million for 2011, reflecting an effective tax rate benefit of 20.97%. The change from 2011 to 2012 is primarily due to the reversal of a charitable contribution valuation allowance during the year ended December 31, 2011 as well as an increase in income before income taxes of $6.8 million, to $15.9 million for the year ended December 31, 2012 from net income before taxes of $9.1 million for the year ended December 31, 2011 as well as provision to return adjustments and merger expense associated with the acquisition of SE Financial.  The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.  For the year ended December 31, 2011, the rate also differed from the statutory rate of 35% due to the previously mentioned reversal of a charitable valuation allowance recorded in previous periods.

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

Credit Risk Management.   The objective of our credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification and monitoring. Our lending practices include conservative exposure limits, underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure.  Generally, all individual commercial loans and lending relationships less than $15.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $15.0 million must be approved by the Directors’ Loan Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge off the collateral or cash flow deficiency on all loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolio.

Analysis of Non-performing, Classified Assets and Troubled Debt Restructured.  We consider repossessed assets and loans that are 90 days or more past due, except guaranteed student loans, to be non-performing assets. Generally, all loans, except government guaranteed student loans, are placed on non-accrual status when they become 90 days delinquent at which time the accrual of interest ceases and any collateral or cash flow deficiency is charged-off. Typically, payments received on a non-accrual loan are applied to the outstanding principal balance of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  We carry acquired property  at the lower of its cost or fair market value (“FMV”) less estimated costs to sell.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

We consider a loan a troubled debt restructuring (“TDR”) when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (which may include foreclosure or deed in lieu of foreclosure) or a combination of types.  We evaluate selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from sources other than the Bank at market rates. We consider all TDR loans that are on non-accrual status to be impaired loans. We will not consider the loan a TDR if the loan modification was made to retain a customer in response to competition in the marketplace.

Once a loan has been classified as a TDR and has been put on non-accrual status, it will only be put back on accruing status when certain criteria are met.  Our policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation, which includes the following:

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

The following table sets forth information with respect to our non-performing assets at the dates indicated.  We had 31 TDRs on non-accrual status at December 31, 2013 totaling $18.3 million, 29 TDRs on non-accrual status at

December 31, 2012 totaling $15.3 million, 36 TDRs at December 31, 2011 totaling $23.7 million, 36 TDRs at December 31, 2010 totaling $26.7 million, and 18 TDRs at December 31, 2009 totaling $33.3 million.  We had 4 TDRs totaling $10.1 million and 2 TDRs totaling $5.5 million that were on accrual status and in compliance with their modified terms as of December 31, 2013 and 2012, respectively. Management monitors the activity and performance of non-performing assets on a weekly basis.

December 31, (Dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Real estate loans:
Residential	$11,393	$13,515	$12,477	$13,414	$1,226
Commercial real estate	23,131	39,043	65,589	60,288	64,317
Residential construction	130	783	1,850	308	—
Total real estate loans	34,654	53,341	79,916	74,010	65,543

Commercial business loans	15,900	13,255	26,959	21,634	6,356

Consumer loans:
Home equity lines of credit	953	1,110	499	—	—
Automobile loans	151	119	97	70	274
Other consumer loans	107	592	436	89	134
Total consumer loans	1,211	1,821	1,032	159	408
Total non-accrual loans (1)	51,765	68,417	107,907	95,803	72,307

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	—	—	—	44	4,405
Commercial real estate	—	—	—	—	5,222
Total real estate loans	—	—	—	44	9,627

Commercial business loans	—	—	—	—	1,448

Consumer loans:
Home equity lines of credit	—	—	—	—	12
Personal loans	—	—	—	—	141
Education loans (2)	24,410	24,013	28,423	27,888	36,771
Automobile loans	—	—	—	—	176
Total consumer loans	24,410	24,013	28,423	27,888	37,100
Total accruing loans past due 90 days or more	24,410	24,013	28,423	27,932	48,175
Total non-performing loans	76,175	92,430	136,330	123,735	120,482

Real estate owned	5,861	11,752	17,775	16,694	9,061

Troubled debt restructurings	—	—	—	—	33,337

Total non-performing assets	$82,036	$104,182	$154,105	$140,429	$162,880

Total non-performing loans to total loans	3.25%	3.78%	5.29%	4.42%	4.32%

Total non-performing assets to total assets	1.79%	2.08%	3.35%	2.85%	3.49%

(1)         Includes $18.3 million, $15.3 million, $22.2 million and $26.7 million of TDRs on non-accrual status as of December 31, 2013, 2012, 2011 and 2010, respectively.

(2)         Education loans are 98% government guaranteed.

Non-performing assets, including loans 90 days past due and still accruing, decreased $22.2 million to $82.0 million, or 1.79% of total assets, at December 31, 2013 from $104.2 million, or 2.08% of total assets, at December 31, 2012.  This decrease was primarily in our commercial loan portfolio and was the result of principal pay downs and $7.4 million of non-performing loans returned to accruing status.  Generally, the Company will return a non-accrual loan to accruing status following (i) a review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off, (ii) receipt of an updated appraisal or home valuation which must demonstrates sufficient collateral value to support the debt, (iii) sustained performance based on the restructured terms for at least six consecutive months, and (iv) approval by the Special Assets Committee which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.  Net charge-offs for the year ended December 31, 2013 were $15.0 million compared to $24.6 million for the year ended December 31, 2012. We charge-off the collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Non-performing assets at December 31, 2013 and 2012 included $24.4 million, or 29.8%, and $24.0 million, or 23.1%, respectively, of government guaranteed student loans where we have little risk of credit loss. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Interest income that would have been recorded for the year ended December 31, 2013, had non-accrual loans been current according to their original terms, amounted to approximately $3.5 million.

The tables below include impaired loans and the average balance of impaired loans as of December 31, 2013 and 2012:

Impaired Loans	Unpaid		Carrying			Average
For the Period Ended December 31, 2013	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
(Dollars in thousands)	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$28,116	$7,503	$20,613	26.7%	43	$479
Commercial Business	30,264	4,242	26,022	14.0%	27	964
Commercial Construction	6,214	3,696	2,518	59.5%	4	630
Residential Real Estate	11,955	562	11,393	4.7%	133	86
Residential Construction	338	208	130	61.5%	1	130
Home Equity and Lines of Credit	971	18	953	1.9%	19	50
Personal	107	—	107	0.0%	9	12
Education	—	—	—	—	—	—
Auto	151	—	151	0.0%	17	9
Total Impaired Loans	$78,116	$16,229	$61,887	20.8%	253	$2,539

The table above includes non-accrual loans in addition to $10.1 million of TDRs on accrual status that are performing in agreement with their modified terms.

Impaired Loans	Unpaid		Carrying			Average
For the Period Ended December 31, 2012	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
(Dollars in thousands)	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$36,691	$11,055	$25,636	30.1%	75	$342
Commercial Business	25,128	6,381	18,747	25.4%	39	481
Commercial Construction	24,016	10,609	13,407	44.2%	11	1,219
Residential Real Estate	14,374	859	13,515	6.0%	146	93
Residential Construction	783	—	783	—	2	392
Home Equity and Lines of Credit	1,127	17	1,110	1.5%	17	65
Personal	743	151	592	20.3%	12	49
Education	—	—	—	—	—	—
Auto	126	7	119	5.6%	14	9
Total Impaired Loans	$102,988	$29,079	$73,909	28.2%	316	$234

The table above includes non-accrual loans in addition to $5.5 million of TDRs on accrual status that are performing in agreement with their modified terms.

Federal regulations require us to review and classify our assets on a regular basis.  In addition, the FDIC has the authority to identify problem assets and, if appropriate, require them to be classified. Our credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful. A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a substandard loan with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. We charge-off the collateral or cash flow deficiency on all loans on non-accrual status. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following table summarizes classified assets of all portfolio types at the dates indicated:

At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Special mention assets	$49,526	$70,635	$56,156	$42,643	$40,809
Substandard assets	98,275	99,989	104,895	81,354	65,617
Doubtful assets	—	3,503	20,802	29,003	51,482
Total classified assets	$147,801	$174,127	$181,853	$153,000	$157,908

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

The Chief Credit Officer supervises the workout department and identifies, manages and works through non-performing assets. Our credit officers and workout group identify and manage potential problem loans for our commercial loan portfolios. Changes in management factors, financial and operating performance, Company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with generally accepted accounting principles in the United States. When credits are downgraded beyond a certain level, our workout department becomes responsible for managing the credit risk.

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

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount. If a loan is identified as impaired and is collateral dependent, an updated appraisal is obtained to provide a baseline in determining the property’s fair market value.  We also consider costs to sell the property and use the appraisal less selling costs to determine if a charge-off is required for the collateral dependent problem loan. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. In-house revaluations are typically performed on a quarterly basis and updated appraisals are obtained annually, if determined necessary.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $24.4 million in government guaranteed student loans at December 31, 2013.

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

Regardless of the extent of our analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the subjective nature of loan portfolio and/or individual loan evaluations. Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in the appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.

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

For the year ended December 31, 2013, a provision for loan losses of $13.0 million was recorded, and the allowance for loan losses at December 31, 2013 was $55.6 million, or 2.38% of total loans outstanding, compared to $57.6 million, or 2.36% of total loans outstanding, at December 31, 2012. This allowance represents management’s estimate of the amount necessary to cover known and inherent losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	2013		2012		2011		2010		2009
(Dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial:
Commercial real estate	$22,089	24.9%	$21,994	26.1%	$16,254	21.2%	$14,793	21.5%	$9,842	21.5%
Commercial business loans	19,301	16.2	18,088	13.6	15,376	16.7	14,407	15.8	20,515	15.7
Commercial construction	3,188	1.6	8,242	4.3	14,791	9.1	9,296	9.6	4,344	9.5
Total Commercial	44,578	42.7	48,324	44.0	46,421	47.0	38,496	46.9	34,701	46.7
Residential:
Residential real estate	2,200	29.2	2,293	27.2	1,620	24.2	1,854	24.6	5,460	23.3
Residential construction	—	0.0	142	0.1	65	0.2	30	0.4	97	0.4
Total real estate loans	2,200	29.2	2,435	27.3	1,685	24.4	1,884	25.0	5,557	23.7

Consumer:
Home equity & lines of credit	3,133	10.0	2,397	10.5	2,020	10.5	2,136	10.3	2,169	11.3
Personal	2,687	1.8	2,062	2.3	1,855	2.8	977	3.4	1,041	4.0
Education	306	8.8	303	8.9	279	9.1	297	8.9	903	9.2
Automobile	2,195	7.5	1,578	7.0	1,403	6.2	1,026	5.5	1,484	5.1
Total consumer	8,321	28.1	6,340	28.7	5,557	28.6	4,436	28.1	5,597	29.6
Unallocated	550		550		550		550		—
Total allowance for loan losses	$55,649	100.0%	$57,649	100.0%	$54,213	100.0%	$45,366	100.0%	$45,855	100.0%

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial loan portfolio was $44.6 million at December 31, 2013 (4.5% of commercial loans) compared to $48.3 million at December 31, 2012 (4.5% of commercial loans).  The decrease in the reserve balance was related to the decrease in commercial loans during 2013 as the reserves as a percentage of commercial loans is relatively consistent between years.  We saw improvement in asset quality metrics for commercial loans with a decline in the levels of net charge-offs, delinquencies, and loans classified as special mention during 2013.  The Company recorded commercial loan net charge-offs in the amount of $11.9 million during the year ended December 31, 2013 compared to $21.5 million during the year ended December 31, 2012.  We continue to charge-off any collateral or cash flow deficiency for non-performing loans once a loan is 90 days past due.  As a result, the entire reserve balance at December 31, 2013 consists of reserves against the pass rated, special mention, and accruing substandard commercial loan portfolio. Despite improvement in our asset quality metrics, classified assets still remain high and as a result we continue to hold reserves as a percentage of loans of 4.5% consistent with 2012.

Residential Loans. The portion of the allowance for loan losses related to the residential loan portfolio remained relatively consistent in 2013 compared to 2012 at $2.2 million (0.3% of residential loans) at December 31, 2013 compared to $2.4 million (0.4% of residential loans) at December 31, 2012. The decrease in the reserve balance was primarily driven by a decline in the levels of net charge-offs and delinquencies during 2013. The Company recorded residential loan net charge-offs in the amount of $563 thousand during the year ended December 31, 2013 compared to $1.2 million during the year ended December 31, 2012.  The housing market has stabilized over the past few years and we believe future loss rates should be in line with our recent experience provided that the economy continues to slowly grow.

Consumer Loans. The portion of the allowance for loan losses related to the consumer loan portfolio increased to $8.3 million (1.3% of consumer loans) at December 31, 2013 from $6.3 million (0.9% of consumer loans) at December 31, 2012. The increase in the reserve balance was primarily driven by continued elevated levels of net charge-offs and delinquencies during 2013 and our continued concern with the risk profile of the consumer portfolio. The Company recorded consumer loan net charge-offs in the amount of $1.1 million during the year ended December 31, 2013 compared to $1.9 million during the year ended December 31, 2012.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at December 31, 2013 and 2012. The unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be sufficient should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2013	2012	2011	2010	2009

Allowance at beginning of period	$57,649	$54,213	$45,366	$45,855	$36,905

Provision for loan losses	13,000	28,000	37,500	70,200	15,697
Charge-offs:
Real estate loans:
Residential	1,051	1,215	1,004	918	6
Commercial real estate	11,334	13,393	24,571	51,841	2,851
Total real estate loans	12,385	14,608	25,575	52,759	2,857

Commercial business loans	5,340	9,867	5,897	14,505	1,870

Consumer:
Home equity lines of credit	740	979	587	2,106	544
Automobile loans	1,113	1,070	1,185	1,090	1,340
Other consumer loans	759	816	1,790	1,182	1,092
Total consumer loans	2,612	2,865	3,562	4,378	2,976
Total charge-offs	20,337	27,340	35,034	71,642	7,703

Recoveries:
Real estate loans:
One- to four-family	430	36	28	2	4
Commercial real estate	2,843	893	3,984	162	—
Total real estate loans	3,273	929	4,012	164	4

Commercial business	902	905	1,027	171	212

Consumer:
Home equity lines of credit	255	253	461	71	137
Automobile loans	725	488	571	339	355
Other consumer loans	182	201	310	208	248
Total consumer loans	1,162	942	1,342	618	740
Total recoveries	5,337	2,776	6,381	953	956
Net charge-offs	15,000	24,564	28,653	70,689	6,747
Allowance at end of period	$55,649	$57,649	$54,213	$45,366	$45,855

Allowance to non-performing loans	73.05%	62.37%	39.77%	36.66%	38.06%
Allowance to total loans	2.38%	2.36%	2.10%	1.62%	1.64%
Net charge-offs to average loans	0.63%	0.96%	1.05%	2.53%	0.25%

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

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits.  Over the past few years, we took advantage of the decrease in interest rates to reposition the balance sheet through the sale of lower-rate longer-term securities and the run-off higher-cost non-relationship-based municipal deposits to improve our profitability, interest rate risk and capital position. The results at December 31, 2013 and 2012 indicate an acceptable level of risk.  The 2013 and 2012 results indicate a profile which reflects interest rate risk exposures in both rising and declining rate environments for both net interest income and economic value.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected repricing of assets and liabilities at December 31, 2013 and December 31, 2012.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income of a change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a change in market interest rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis and market information.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products, are documented periodically through evaluation under varying interest rate scenarios.

Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.  While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities, collateralized mortgage obligations and loans. Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates.  Management periodically reviews the rate assumptions based on existing and projected economic conditions.

As of December 31, 2013 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$99,735	$116,649	$113,779
% change	(14.50)%		(2.46)%

Economic Value at Risk:
Equity	$760,959	$813,712	$742,257
% change	(6.48)%		(8.78)%

As of December 31, 2012 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$106,676	$121,721	$122,950
% change	(12.36)%		1.01%

Economic Value at Risk:
Equity	$634,548	$761,612	$743,113
% change	(16.68)%		(2.43)%

As of December 31, 2013, based on the scenarios above, net interest income and economic value of equity would be negatively impacted by a 200 basis point increase or decrease in interest rates.  As of December 31, 2012, based on the scenarios above, net interest income and economic value of equity would be negatively impacted by a 200 basis point decrease in interest rates, while a 200 basis point increase would positively impact net interest income and negatively impact economic value at risk.  The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates.  We have established an interest rate floor of zero percent for purposes of measuring interest rate risk.  Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor.  In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our 2013 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

Our ALCO measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its quarterly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by our ALCO. In addition, the Director Risk Committee of our Board of Directors sets liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and the FHLB system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our investment portfolio. As of December 31, 2013, the potential liquidity from these sources totaled $2.8 billion, which is an amount we believe currently exceeds any contingent liquidity needs.

Uses of Funds.  Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions.

Sources of Funds.  Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.9 billion as of December 31, 2013, down from $3.1 billion as of December 31, 2012. The decrease in core deposits was driven by a $228.6 million decrease in municipal deposits, which was consistent with the planned run-off of higher cost non-relationship-based municipal deposits. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. Aggregate wholesale funding totaled $374.8 million as of December 31, 2013 and December 31, 2012. In addition, at December 31, 2013, we had arrangements to borrow up to $1.3 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On December 31, 2013, we had $195.0 million of FHLB advances outstanding and $800 thousand of FHLB letters of credit outstanding.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2013, we had $216.3 million in loan commitments outstanding, which consisted of $32.7 million and $5.4 million in commercial and consumer commitments to fund loans, respectively, $166.2 million in commercial and consumer unused lines of credit, and $12.0 million in standby letters of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2013 totaled $376.1 million, or 51.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations at December 31, 2013:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Borrowed funds	$250,370	$60,000	$70,000	$95,000	$25,370
Commitments to fund loans	38,159	38,159	—	—	—
Unused lines of credit	166,162	75,608	63,890	2,984	23,680
Standby letters of credit	11,996	2,042	8,954	—	1,000
Operating lease obligations	61,285	5,675	9,972	8,405	37,233
Total	$527,972	$181,484	$152,816	$106,389	$87,283

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity in addition to its operating expenses.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.  During the year ended December 31, 2013, the Bank paid the Company a $20.0 million dividend to fund the 4,000,000 stock repurchase program adopted during the year. At December 31, 2013, the Company (stand-alone) had liquid assets of $36.6 million.

Capital Management.  We are subject to various regulatory capital requirements administered by the FDIC, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2013, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See Note 15 to the Company’s Consolidated Financial Statements included in this Annual Report.

At December 31, 2013, the Bank’s ratio of Tier 1 capital to risk-weighted assets equaled 20.57%, well above the ratio necessary to be considered well capitalized under applicable federal regulations.  We strive to manage our capital for maximum stockholder benefit. While the significant increase in equity which resulted from our initial public stock offering in July 2007 adversely impacted our return on equity, our financial condition and results of operations were enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. Further, in the current economic environment, our strong capital position leaves the Company well-positioned to meet our customers’ needs and to execute on our growth strategies.  We may use capital management tools, such as cash dividends and common share repurchases, to improve our capital position.  Beneficial’s Board of Directors approved a second stock repurchase program that will enable Beneficial to acquire up to 4,000,000 shares, or 12.0%, of the Company’s publicly held common stock outstanding.  Repurchased shares are held in treasury.  At December 31, 2013, 5,175,681 shares had been repurchased.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see Note

20 to the Company’s Consolidated Financial Statements included in this Annual Report.  For the year ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements.

See summary of significant accounting pronouncement in Note 2 to the Company’s consolidated financial statements included in this Annual Report.

Consolidated Summary of Quarterly Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents summarized quarterly data for 2013 and 2012:

	1st	2nd	3rd	4th	Total
2013	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$37,962	$37,698	$37,307	$36,409	$149,376
Total interest expense	6,396	6,470	6,516	6,258	25,640
Net interest income	31,566	31,228	30,791	30,151	123,736
Provision for loan losses	5,000	5,000	1,500	1,500	13,000
Net interest income after provision for loan losses	26,566	26,228	29,291	28,651	110,736
Total non-interest income	6,938	7,327	5,584	5,276	25,125
Total non-interest expense	29,715	30,275	30,790	29,908	120,688
Income before income taxes	3,789	3,280	4,085	4,019	15,173
Income tax expense	575	374	585	1,061	2,595

Net income	3,214	2,906	3,500	2,958	12,578
Basic and diluted earnings per common share (1)	$0.04	$0.04	$0.05	$0.04	$0.17

	1st	2nd	3rd	4th	Total
2012	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$42,426	$44,463	$43,208	$40,333	$170,430
Total interest expense	7,972	8,297	7,639	7,065	30,973
Net interest income	34,454	36,166	35,569	33,268	139,457
Provision for loan losses	7,500	7,500	7,000	6,000	28,000
Net interest income after provision for loan losses	26,954	28,666	28,569	27,268	111,457
Total non-interest income	7,045	6,873	6,870	6,818	27,606
Total non-interest expense	29,611	32,856	30,277	30,381	123,125
Income before income taxes	4,388	2,683	5,162	3,705	15,938
Income tax expense (benefit)	443	359	1,067	(110)	1,759

Net income	$3,945	$2,324	$4,095	$3,815	$14,179
Basic and diluted earnings per common share (1)	$0.05	$0.03	$0.05	$0.05	$0.18

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

The information required by this item is included herein beginning on page 68.

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 3, 2012, the Company dismissed Deloitte & Touche LLP, which had previously served as independent registered public accounting firm for the Company. The decision to dismiss Deloitte & Touche LLP was approved by the Audit Committee of the Board of Directors.

The audit report of Deloitte & Touche LLP on the consolidated financial statements of the Company for the year ended December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2011  and through the subsequent interim period preceding the date of Deloitte & Touche LLP’s dismissal, there were: (1) no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their reports on the Company’s financial statement for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On April 3, 2012, the Audit Committee of the Board of Directors engaged KPMG LLP as the Company’s independent registered public accounting firm. During the fiscal years ended December 31, 2011 and the subsequent interim period preceding the engagement of KPMG LLP, the Company did not consult with KPMG LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements, and KPMG LLP did not provide any written report or oral advice that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial report issues; or (3) any matter that was either the subject of a disagreement with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

Item 9A.          CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2013 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Mutual Bancorp, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Beneficial Mutual Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Mutual Bancorp, Inc. and Subsidiaries:

We have audited Beneficial Mutual Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and our report dated March 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Beneficial Mutual Bancorp, Inc. and Subsidiaries

Philadelphia, Pennsylvania

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Beneficial Mutual Bancorp, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2011 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Beneficial Mutual Bancorp, Inc. and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 financial statements have been retrospectively adjusted as a result of the adoption of Accounting Standards Update 2011-05.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 14, 2012

February 27, 2013 as to Note 2 and the Consolidated Statement of Comprehensive Income for the year ended December 31, 2011.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Mutual Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Mutual Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Mutual Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Mutual Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)    Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)    Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)    Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)    Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2013.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,876,850	$10.12	804,825

Equity compensation plans not approved by security holders	—	—	—

Total	2,876,850	$10.12	804,825

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Mutual Bancorp, Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in Beneficial Mutual Bancorp Inc.’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)                                 Exhibits

No.	Description
3.1	Charter of Beneficial Mutual Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Mutual Bancorp, Inc. (2)
4.1	Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)
10.1	Amended and Restated Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy * (3)
10.2	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Thomas D. Cestare * (4)
10.3	Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Joanne R. Ryder and certain amendments thereto *
10.4	Change in Control Severance Agreement between Beneficial Bank and Martin F. Gallagher * (5)
10.5	Change in Control Severance Agreement between Beneficial Bank and Pamela M. Cyr * (5)
10.6	Separation Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Bank and Denise Kassekert * (6)
10.7	Supplemental Pension and Retirement Plan of Beneficial Mutual Savings Bank * (3)
10.8	Second Amendment to the Beneficial Mutual Savings Bank Board of Managers Non-Vested Deferred Compensation Plan * (3)
10.9	Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan * (7)
10.10	Beneficial Bank Board of Trustees’ Non-Vested Deferred Compensation Plan * (1)
10.11	Beneficial Bank Stock-Based Deferral Plan * (1)
10.12	Severance Pay Plan for Eligible Employees of Beneficial Mutual Savings Bank * (8)
10.13	Beneficial Bank Elective Deferred Compensation Plan, as Amended and Restated as of January 1, 2012 * (5)
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

*                 Management contract or compensatory plan, contract or arrangement.

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

(3)         Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.

(4)         Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010.

(5)         Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 27, 2013.

(6)         Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.

(7)  Incorporated herein by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.

(8)     Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2013 and 2012

	2013	2012

ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$41,801	$54,924
Overnight Investments	313,882	434,984
Total cash and cash equivalents	355,683	489,908

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $1,042,208 and $1,237,876 at December 31, 2013 and 2012, respectively)	1,034,180	1,267,491
Held-to-maturity (estimated fair value of $514,633 and $487,307 at December 31, 2013 and 2012, respectively)	528,829	477,198
Federal Home Loan Bank stock, at cost	17,417	16,384
Total investment securities	1,580,426	1,761,073
LOANS:	2,341,807	2,447,304
Allowance for loan losses	(55,649)	(57,649)
Net loans	2,286,158	2,389,655
ACCRUED INTEREST RECEIVABLE	13,999	15,381
BANK PREMISES AND EQUIPMENT, Net	71,753	64,224
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	41,414	40,569
Other intangibles	8,007	9,879
Other assets	104,000	113,742
Total other assets	275,394	286,163
TOTAL ASSETS	$4,583,413	$5,006,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$291,109	$328,892
Interest-bearing deposits	3,368,907	3,598,621
Total deposits	3,660,016	3,927,513

Borrowed funds	250,370	250,352
Other liabilities	57,881	194,666
Total liabilities	3,968,267	4,372,531

COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of December 31, 2013 and December 31, 2012	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,298,707 and 82,279,507 issued and 77,123,026 and 79,297,478 outstanding, as of December 31, 2013 and 2012,respectively	823	823
Additional paid-in capital	356,963	354,082
Unearned common stock held by employee savings and stock ownership plan	(16,102)	(17,901)
Retained earnings (partially restricted)	342,025	329,447
Accumulated other comprehensive loss	(21,354)	(7,027)
Treasury Stock at cost, 5,175,681 shares and 2,982,029 shares at December 31, 2013 and 2012, respectively	(47,209)	(25,551)
Total stockholders’ equity	615,146	633,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,583,413	$5,006,404

See accompanying notes to consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans	$114,514	$132,682	$139,685
Interest on overnight investments	821	893	890
Interest on trading securities	—	—	26
Interest and dividends on investment securities:
Taxable	31,255	33,876	35,955
Tax-exempt	2,786	2,979	3,587
Total interest income	149,376	170,430	180,143

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	2,948	4,712	7,742
Money market and savings deposits	6,653	8,392	9,158
Time deposits	8,242	9,765	12,531
Total	17,843	22,869	29,431
Interest on borrowed funds	7,797	8,104	8,615
Total interest expense	25,640	30,973	38,046
Net interest income	123,736	139,457	142,097
PROVISION FOR LOAN LOSSES	13,000	28,000	37,500
Net interest income after provision for loan losses	110,736	111,457	104,597

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	7,170	7,389	7,720
Service charges and other income	15,561	14,604	15,867
Mortgage banking income	1,017	2,731	916
Net gain on sale of investment securities	1,377	2,882	652
Trading securities profits	—	—	81
Total non-interest income	25,125	27,606	25,236

NON-INTEREST EXPENSE:
Salaries and employee benefits	57,154	57,529	55,812
Occupancy expense	9,826	9,887	11,040
Depreciation, amortization and maintenance	9,026	8,919	8,683
Marketing expense	5,234	2,811	3,189
Intangible amortization expense	1,872	4,163	3,584
FDIC insurance	3,589	4,221	5,332
Merger and restructuring charges	(189)	2,233	5,058
Professional fees	5,058	5,396	4,380
Classified loan & other real estate owned related expense	6,384	8,243	3,944
Other	22,734	19,723	19,688
Total non-interest expense	120,688	123,125	120,710
Income before income taxes	15,173	15,938	9,123
INCOME TAX EXPENSE (BENEFIT)	2,595	1,759	(1,913)
Net income	$12,578	$14,179	$11,036

NET EARNINGS PER SHARE - Basic and Diluted	$0.17	$0.18	$0.14
Average common shares outstanding - Basic	75,841,392	76,657,265	77,075,726
Average common shares outstanding - Diluted	76,085,398	76,827,872	77,231,303

See accompanying notes to consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended December 31, 2013, 2012 and 2011

	For the Year Ended
	December 31,
	2013	2012	2011

Net Income	$12,578	$14,179	$11,036
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $13,403, $44, and $7,075 for the years ended December 31, 2013, 2012, and 2011, respectively)	(22,993)	(115)	11,424
Reclassification adjustment for net gains on available for sale securities included in net income (net of tax of $459, $1,063, and $240 for the years ended December 31, 2013, 2012, and 2011, respectively)	(788)	(1,820)	(411)
Defined benefit pension plans:
Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $5,002, $1,684, and $6,857 for the years ended December 31, 2013, 2012, and 2011, respectively)	9,454	(3,930)	(10,293)
Total other comprehensive (loss) income	(14,327)	(5,865)	720
Comprehensive (loss) income	$(1,749)	$8,314	$11,756

See accompanying notes to the consolidated financial statements.

BENEFICIAL MUTUTAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

For the Years Ended December 31, 2013, 2012 and 2011

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BEGINNING BALACE, JANUARY 1, 2011	82,267,457	$823	$348,415	$(22,587)	$304,232	$(13,454)	$(1,882)	$615,547
Net income					11,036			11,036
KSOP shares committed to be released			(132)	2,731				2,599
Stock option expense			1,242					1,242
Restricted stock shares			1,582					1,582
Purchase of treasury stock						(3,346)		(3,346)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $7,075)							11,424	11,424
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $240)							(411)	(411)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $6,857)							(10,293)	(10,293)
BALANCE, DECEMBER 31, 2011	82,267,457	$823	$351,107	$(19,856)	$315,268	$(16,800)	$(1,162)	$629,380
Net Income					14,179			14,179
KSOP shares committed to be released			(64)	1,955				1,891
Stock option expense			1,436					1,436
Restricted stock shares			1,502					1,502
Issuance of common shares	12,050		101					101
Purchase of treasury stock						(8,751)		(8,751)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $44)							(115)	(115)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $1,063)							(1,820)	(1,820)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $1,684)							(3,930)	(3,930)
BALANCE, DECEMBER 31, 2012	82,279,507	$823	$354,082	$(17,901)	$329,447	$(25,551)	$(7,027)	$633,873
Net Income					12,578			12,578
KSOP shares committed to be released			82	1,799				1,881
Stock option expense			1,627					1,627
Restricted stock shares			1,004					1,004
Issuance of common shares	19,200		168					168
Purchase of treasury stock						(21,658)		(21,658)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $13,403)							(22,993)	(22,993)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $459)							(788)	(788)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $5,002)							9,454	9,454
BALANCE, DECEMBER 31, 2013	82,298,707	$823	$356,963	$(16,102)	$342,025	$(47,209)	$(21,354)	$615,146

See accompanying notes to consolidated financial statements

BENEFICIAL MUTUTAL BANCORP, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$12,578	$14,179	$11,036
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	13,000	28,000	37,500
Depreciation and amortization	6,234	5,765	5,526
Intangible amortization and impairment	1,872	4,163	3,584
Net gain on sale of investments	(1,377)	(2,882)	(652)
Accretion of discount on investments	(789)	(1,094)	(1,576)
Amortization of premium on investments	9,909	10,168	1,137
Gain on sale of loans	(327)	(1,700)	(916)
Deferred income taxes	7,327	(135)	(6,048)
Net loss from disposition of premises and equipment	112	529	1,030
Proceeds from sale of fixed assets held for sale	(582)	(773)	—
Other real estate impairment	1,447	3,751	1,455
Gain on sale of other real estate	(174)	(734)	—
Amortization of KSOP	1,881	1,891	2,599
Increase in bank owned life insurance	(845)	(1,479)	(1,459)
Stock based compensation expense	2,799	3,039	2,824
Origination of loans held for sale	(21,370)	(103,339)	(60,133)
Proceeds from sale of loans	20,918	102,385	59,798
Purchases of trading securities	—	—	(216,487)
Proceeds from sale of trading securities	—	—	223,546
Changes in assets and liabilities:
Accrued interest receivable	1,382	1,857	3,165
Accrued interest payable	(30)	(155)	342
Income taxes (receivable) payable	(3,334)	949	13,625
Other liabilities	(18,559)	(10,727)	229
Other assets	8,617	5,763	11,326
Net cash provided by operating activities	40,689	59,421	91,451
INVESTING ACTIVITIES:
Loans originated or acquired	(539,074)	(481,427)	(447,373)
Principal repayment on loans	624,811	754,938	635,493
Purchases of investment securities available for sale	(214,734)	(652,619)	(282,770)
Proceeds from sales of investment securities available for sale	52,185	33,375	318,016
Proceeds from maturities, calls or repayments of investment securities available for sale	247,453	342,874	440,311
Purchases of investment securities held to maturity	(183,799)	(155,471)	(510,666)
Proceeds from sales of investment securities held to maturity	2,173	—	3,526
Proceeds from maturities, calls or repayments of investment securities held to maturity	126,280	156,867	389,326
Net proceeds (purchases) from sales of money market funds	2,996	22,289	(32,275)
(Purchase) redemption of Federal Home Loan Bank stock	(1,033)	5,019	4,312
Acquisition of SE Financial, net cash acquired	—	2,465	—
Proceeds from sale other real estate owned	10,148	12,791	2,817
Purchases of premises and equipment	(14,141)	(7,100)	(2,684)
Proceeds from sale of premises and equipment	266	—	—
Cash provided by (used in) other investing activities	691	(153)	(898)
Net cash provided by investing activities	114,222	33,848	517,135
FINANCING ACTIVITIES:
Increase in borrowed funds	88,000	75,235	8,100
Repayment of borrowed funds	(87,981)	(75,218)	(31,082)
Net (decrease) increase in checking, savings and demand accounts	(208,206)	161,945	(314,827)
Net decrease in time deposits	(59,291)	(104,528)	(9,774)
Purchase of treasury stock	(21,658)	(8,751)	(3,346)
Net cash (used in) provided by financing activities	(289,136)	48,683	(350,929)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(134,225)	141,952	257,657
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	489,908	347,956	90,299
CASH AND CASH EQUIVALENTS, END OF YEAR	$355,683	$489,908	$347,956
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$25,670	$31,093	$29,089
Cash (refunds) payments for income taxes	(1,490)	637	(10,960)
Transfers of loans to other real estate owned	5,537	8,630	4,750
Transfers of bank branches to fixed assets held for sale	—	—	553
Securities purchased and not yet settled	—	103,740	35,615
Contribution to pension plan	24,351	2,396	2,422
Acquisition of noncash assets and liabilities:
Assets acquired	—	273,940	—
Liabilities assumed	—	276,405	—

See accompanying notes to consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(All dollar amounts are presented in thousands, except per share data)

1.       NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 60 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities (“the Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is regulated by the Board of Governors of the Federal Reserve System.  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of the Bank, the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries.  The Bank’s wholly owned subsidiaries are:  (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company.  Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio.  All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.  Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis.  Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements — These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  The significant estimates include the allowance for loan losses, goodwill, other intangible assets and deferred income taxes.  Actual results could differ from those estimates and assumptions.

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

Generally, loans are placed on non-accrual status when the loan becomes 90 days delinquent and any collateral or discounted cash flow deficiency is charged-off. Unsecured consumer loans are typically charged-off when they become 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Government guaranteed student loans greater than 90 days continue to accrue interest as they are government guaranteed with little risk of credit loss.

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

Allowance for Loan Losses - The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors.  Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations.  The allowance for loan losses is maintained at a level that management considers appropriate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio.  Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans.  In addition, the FDIC and the Department, as an integral part of their examination process, periodically review our allowance for loan losses.

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

The Company originates residential mortgage loans for sale primarily to institutional investors, such as Fannie Mae. The Company retains the mortgage servicing rights (“MSRs”) for the loans sold. The Company elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  At December 31, 2013 and 2012, mortgage servicing rights totaled $1.5 million and $1.3 million, respectively, and were included in “other assets” in the Company’s consolidated statements of financial condition.

At December 31, 2013 and 2012, loans serviced for others totaled $158.0 million and $169.2 million, respectively.  Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  The Company had fiduciary responsibility for related escrow and custodial funds aggregating approximately $2.0 million and $2.1 million at December 31, 2013 and 2012, respectively.

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

Real Estate Owned - Real estate owned includes properties acquired by foreclosure or deed in-lieu of foreclosure and premises no longer used in operations.  These assets are initially recorded at the lower of carrying value of the loan or estimated fair value less selling costs at the time of foreclosure and at the lower of the new cost basis or fair value less selling costs thereafter.  Losses arising from foreclosure transactions are charged against the allowance for loan losses.  The amounts recoverable from real estate owned could differ materially from the amounts used in arriving at the net carrying value of the assets at the time of foreclosure because of future market factors beyond the control of the Company.  Costs relating to the development and improvement of real estate owned properties are capitalized to the extent realizable and supported by the fair value of the property less selling costs and other costs relating to holding the property that are charged to expense.  Real estate owned is periodically evaluated for impairment and reductions in carrying value are recognized in the Company’s consolidated statements of operations as other expenses.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes.  The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The uncertain tax liability for uncertain tax positions was zero at December 31, 2013 and December 31, 2012.

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

Cash Surrender Value of Life Insurance - The Company funds the purchase of insurance policies on the lives of certain officers and employees of the Company.  The Company has recognized any change in cash surrender value of life insurance in non-interest income in the Company’s consolidated statements of operations. The Company has recognized  insurance costs in non-interest expense in the Company’s consolidated statements of operations.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04 — Troubled Debt Restructuring by Creditors (Subtopic 310-40): The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15,

2014. The Company will comply with this guidance and its effective date. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

Also in January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects: The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company intends to adopt this guidance on its effective date. As result of the guidance certain items will be presented differently in the income statement but there will be no overall change to reported net income amounts.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Business Entity: This update will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles on a going-forward basis. This update addresses those issues by defining public business entity. The FASB has not set an actual effective date for the amendments in this update.   However, the term public business entity will be used in Accounting Standards Updates in the future.  The Company does not anticipate an impact to the financial statements related to this guidance.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has complied with the guidance for the period ended December 31, 2013.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  The Company has complied with the guidance for the period ended December 31, 2013.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non profit entities. The amendments in this update are effective for public entities for fiscal years, and interim annual periods within those years, beginning after December 15, 2011, consistent with ASU 2011-05. The Company has presented comprehensive income in two separate but consecutive statements for the years ended December 31, 2013, 2012 and 2011.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet, Disclosure about Offsetting Assets and Liabilities (Topic 210): The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhancement disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they offset in accordance with either Section 210-20-45 or Sections 815-10-45. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company has complied with the guidance for the period ended December 31, 2013.

In December 2011, the FASB issued ASU 2011-10, Property, Plant and Equipment (Topic 360): The objective of this update is to resolve the diversity in practice about whether the guidance in the Subtopic 360-20, Property, Plant and Equipment — Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10 Consolidation — Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company has complied with the guidance for the period ended December 31, 2013.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) : Presentation of Comprehensive Income . This ASU amends the FASB ASC (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance on January 1, 2012.

3.                      CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(22,993)	7,981	(15,012)
Amount reclassified from accumulated other comprehensive loss	(788)	1,473	685
Net current-period other comprehensive (loss) income	(23,781)	9,454	(14,327)
Ending balance, December 31, 2013	$(5,078)	$(16,276)	$(21,354)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2013:

For the Year Ended December 31, 2013

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(1,247)		Net gain on sale of investment securities
	459		Income tax expense
	$(788)		Net of tax

Amortization of defined benefit pension items
Transition obligation	164	(1)	Other non-interest expense
Prior service costs	(527	)(1)	Other non-interest expense
Net recognized actuarial losses	2,614	(1)	Other non-interest expense
	2,251		Total before tax
	(778)		Income tax benefit
	1,473		Net of tax

(1)        These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 17 - Pension and Other Postretirement Benefits for additional details.

4.                      BUSINESS COMBINATIONS

On April 3, 2012, the Company consummated the transactions contemplated by an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Bank, SE Financial Corp. (“SE Financial”) and St. Edmond’s Federal Savings Bank, a federally chartered stock savings bank, and a wholly-owned subsidiary of SE Corp (“St. Edmond’s”), pursuant to which SE Financial merged with a newly formed subsidiary of the Company and thereby became a wholly owned subsidiary of the Company (the “Merger”).  Immediately thereafter, St. Edmond’s merged with and into the Bank.  Pursuant to the terms of the Merger Agreement, SE Financial shareholders received a cash payment of $14.50 for each share of SE Financial common stock they owned as of the effective date of the acquisition.  Additionally, all options to purchase SE Financial common stock which were outstanding and unexercised immediately prior to the completion of the acquisition were cancelled in exchange for a cash payment made by SE Financial equal to the positive difference between $14.50 and the exercise price of such options.  In accordance with the Merger Agreement, the aggregate consideration paid to SE Financial shareholders was approximately $29.4 million. The results of SE Financial’s operations are included in the Company’s consolidated statements of operations for the period beginning on April 3, 2012, the date of the acquisition, through December 31, 2013.

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

In connection with the SE Financial merger, the consideration paid and the fair value of the identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

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

The Company recognized a $407 thousand gain in 2012 related to the re-measurement to fair value equal to $695 thousand of the Company’s previously held 2.5% equity interest in SE Financial Corp that is included in net gain on sale of investment securities within the Company’s financial statements.  The fair value of the Company’s previously held equity interest was based on the cash payment of $14.50 for each share of SE Financial common stock.

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

5.                      EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 19 to these consolidated financial statements for further discussion of stock grants.

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2013	2012	2011

Basic and diluted earnings per share:
Net income	$12,578	$14,179	$11,036
Basic average common shares outstanding	75,841,392	76,657,265	77,075,726
Effect of dilutive securities	244,006	170,607	155,577
Dilutive average shares outstanding	76,085,398	76,827,872	77,231,303
Net earnings per share
Basic	$0.17	$0.18	$0.14
Diluted	$0.17	$0.18	$0.14

For the year ended December 31, 2013, there were 2,726,800 outstanding options and no restricted stock grants that were anti-dilutive for the earnings per share calculation.  For the year ended December 31, 2012, there were 2,178,400 outstanding options and no restricted stock grants that were anti-dilutive for the earnings per share calculation.  For the year ended December 31, 2011, there were 2,086,100 outstanding options and 126,000 restricted stock grants that were anti-dilutive for the earnings per share calculation. Options in which the exercise price exceeds the average market price are considered anti-dilutive and are not included in the computation of diluted earnings per share.

6.                      CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances in accordance with federal requirements.  Cash and due from banks in the consolidated statements of financial condition include $17.5 million and $20.5 million at December 31, 2013 and 2012, respectively, relating to this requirement.

Cash and due from banks also includes fiduciary funds of $767 thousand and $920 thousand at December 31, 2013 and 2012, respectively, relating to insurance services.

7.                      INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$12,968	$—	$51	$12,917
GNMA guaranteed mortgage certificates	5,815	204	—	6,019
GSE mortgage-backed securities	840,787	9,538	17,227	833,098
Collateralized mortgage obligations	98,708	82	2,361	96,429
Municipal bonds	65,593	1,836	—	67,429
Money market, mutual funds and certificates of deposit	18,337	—	49	18,288

Total	$1,042,208	$11,660	$19,688	$1,034,180

	December 31, 2013
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$502,556	$650	$14,389	$488,817
Collateralized mortgage obligations	20,863	61	654	20,270
Municipal bonds	3,410	125	—	3,535
Foreign bonds	2,000	11	—	2,011

Total	$528,829	$847	$15,043	$514,633

	December 31, 2012
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$26,085	$282	$—	$26,367
GNMA guaranteed mortgage certificates	6,732	254	—	6,986
GSE mortgage-backed securities	940,452	25,416	186	965,682
Collateralized mortgage obligations	157,581	1,250	364	158,467
Municipal bonds	75,534	4,479	—	80,013
Pooled trust preferred securities	10,382	—	1,660	8,722
Money market, mutual funds and certificates of deposit	21,110	144	—	21,254

Total	$1,237,876	$31,825	$2,210	$1,267,491

	December 31, 2012
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA guaranteed mortgage certificates	$536	$1	$—	$537
GSE mortgage-backed securities	430,256	9,781	—	440,037
Collateralized mortgage obligations	38,909	135	—	39,044
Municipal bonds	5,497	182	—	5,679
Foreign bonds	2,000	10	—	2,010

Total	$477,198	$10,109	$—	$487,307

During the year ended December 31, 2013, the Bank received proceeds from the sale of mortgage-backed securities of $38.3 million, non-agency collateralized mortgage obligation (CMOs) of $11.3 million, pooled trust preferred collateralized debt obligations (CDOs) of $4.7 million, and other securities of $2.0 million that resulted in an aggregate net gain of $1.4 million. The $38.3 million of mortgage-backed securities sold during the year ended December 31, 2013 included four securities classified as held to maturity with an aggregate carrying value of approximately $2.0 million.  The sale of the securities classified as held to maturity resulted in a gain of $130 thousand during the year ended December 31, 2013.  Given that the Bank had collected more than 85% of the principal balance of each held to maturity security as of the date of sale, the Bank considers these sales to be maturities.

In December 2013, final rules implementing the Volcker Rule (Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act) were promulgated by the five federal financial regulatory agencies responsible for implementing and enforcing the rule. The Volcker Rule prohibits “banking entities” from proprietary trading and imposes substantial restrictions on their ownership or sponsorship of, and relationships with, certain “covered funds,” largely hedge funds and private equity funds. Importantly, with respect to proprietary trading, the final rule tightens the requirements for the hedging exemption to require that the hedge demonstrably mitigates a “specific, identified exposure.”

During the quarter ended December 31, 2013, the Company recorded a $1.2 million loss on the sale of $4.7 million of pooled trust preferred securities due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule.  These securities were in a $740 thousand unrealized loss position at the time of the sale. Management reviewed the securities included in the Company’s investment portfolio and determined that the remaining securities held in the Company’s investment portfolio as of December 31, 2013 are not impacted by Volcker Rule. In addition, management determined that the Company has no hedges that would be impacted by the Volcker Rule.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$12,816	$51	$—	$—	$12,816	$51
Mortgage-backed securities	1,075,483	31,616	—	—	1,075,483	31,616
Collateralized mortgage obligations	71,780	876	36,463	2,139	108,243	3,015
Subtotal, debt securities	$1,160,079	$32,543	$36,463	$2,139	$1,196,542	$34,682
Mutual Funds	1,261	49	—	—	1,261	49
Total temporarily impaired securities	$1,161,340	$32,592	$36,463	$2,139	$1,197,803	$34,731

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$24,184	$186	$—	$—	$24,184	$186
Pooled trust preferred securities	—	—	8,722	1,660	8,722	1,660
Collateralized mortgage obligations	68,565	364	—	—	68,565	364
Total temporarily impaired securities	$92,749	$550	$8,722	$1,660	$101,471	$2,210

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments - Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer, the likelihood of recovering the Company’s investment, whether the Company has the intent to sell the investment or that it is more likely than not that the Company will be required to sell the investment before recovery, and other available information to determine the nature of the decline in market value of the securities.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $31.6 million related to its GSE mortgage-backed securities as of December 31, 2013.  Additionally, the Company had an unrealized loss of $3.0 million on GSE collateralized mortgage obligations and an unrealized loss of $100 thousand on other debt securities and mutual funds as of December 31, 2013.  The increase in the unrealized loss is due to an increase in intermediate and long-term interest rates during 2013.

GSE Mortgage-Backed Securities

The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 2.9%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired at December 31, 2013.

GSE Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included a GSE CMO with an unrealized loss of 5.5% as of December 31, 2013.  The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 1.2% as of December 31, 2013. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2013.

Other Securities

The Company reviewed its portfolio for the twelve months ended December 31, 2013, and with respect to the remaining debt securities in an unrealized loss position, the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The following table sets forth the stated maturities of the investment securities at December 31, 2013 and 2012.  Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	December 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$4,241	$4,286	$5,635	$5,696
Due after one year through five years	8,016	8,328	6,415	6,643
Due after five years through ten years	49,623	50,659	61,677	64,402
Due after ten years	16,693	17,085	38,459	38,546
Mortgage-backed securities	945,310	935,546	1,104,765	1,131,135
Money market and mutual funds	18,325	18,276	20,925	21,069

Total	$1,042,208	$1,034,180	$1,237,876	$1,267,491

Held-to-maturity:
Due in one year or less	$2,540	$2,573	$4,142	$4,177
Due after one year through five years	2,490	2,543	2,850	2,913
Due after five years through ten years	380	430	505	599
Due after ten years	—	—	—	—
Mortgage-backed securities	523,419	509,087	469,701	479,618

Total	$528,829	$514,633	$477,198	$487,307

At December 31, 2013 and December 31, 2012, $296.8 million and $438.4 million, respectively, of securities were pledged to secure municipal deposits.  At December 31, 2013 and December 31, 2012, the Company had $33.2 million and $96.2 million, respectively, of securities pledged as collateral on secured borrowings.  At December 31, 2013, the Company had no securities pledged as collateral on interest rate swaps while at December 31, 2012, the Company had $503 thousand of securities pledged as collateral on interest rate swaps.

8.       LOANS

Major classifications of loans at December 31, 2013 and 2012 are summarized as follows:

December 31, (Dollars in thousands)	2013	2012
Commercial:
Commercial real estate	$584,133	$639,557
Commercial business loans	378,663	332,169
Commercial construction	38,067	105,047
Total commercial loans	1,000,863	1,076,773
Residential:
Residential real estate	683,700	665,246
Residential construction	277	2,094
Total residential loans	683,977	667,340

Consumer loans:
Home equity & lines of credit	234,154	258,499
Personal	40,892	55,850
Education	206,521	217,896
Automobile	175,400	170,946
Total consumer loans	656,967	703,191
Total loans	2,341,807	2,447,304

Allowance for losses	(55,649)	(57,649)
Loans, net	$2,286,158	$2,389,655

Included in the balance of residential loans are approximately $780 thousand and $2.7 million of loans held for sale at December 31, 2013 and December 31, 2012, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the year ended December 31, 2013 and 2012, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $20.6 million and $100.7 million, respectively, and recorded mortgage banking income of approximately $1.0 million and $2.7 million, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $463 thousand, $386 thousand and $202 thousand at December 31, 2013, 2012, and 2011, respectively.  The amount of payoffs and repayments with respect to such loans during the years ended December 31, 2013, 2012 and 2011 totaled $77 thousand, $94 thousand and $310 thousand, respectively. During the year ended December 31, 2013, there were $150 thousand new related party loans granted compared to no new related party loans granted during the year ended December 31, 2012 and $1 thousand granted during the year ended December 31, 2011.

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

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at December 31, 2013, 2012 and 2011 for non-performing loans.

The following tables set forth the activity in the allowance for loan losses by portfolio for the years ended December 31, 2013, 2012 and 2011:

	COMMERCIAL			RESIDENTIAL		CONSUMER
						Home
						Equity &
December 31, 2013	Real			Real		Equity
(Dollars in thousands)	Estate	Business	Construction	Estate	Construction	Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	7,795	5,340	3,539	836	215	740	654	105	1,113	—	20,337
Recoveries	1,785	902	1,058	430	—	255	182	—	725	—	5,337
Provision (credit)	6,105	5,651	(2,573)	313	73	1,221	1,097	108	1,005	—	13,000
Allowance ending balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Allowance ending balance
Individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	22,089	19,301	3,188	2,200	—	3,133	2,687	306	2,195	550	55,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,027	$26,022	$2,518	$12,827	$130	$1,120	$107	—	$151	—	$70,902
Collectively evaluated for impairment	555,998	352,641	35,345	670,686	147	233,034	40,785	206,521	175,249	—	2,270,406
Loans acquired with deteriorated credit quality(1)	108	—	204	187	—	—	—	—	—	—	499
Total Portfolio	$584,133	$378,663	$38,067	$683,700	$277	$234,154	$40,892	$206,521	$175,400	$—	$2,341,807

(1)             Loans acquired with deteriorated credit quality and loans modified under a trouble debt restructuring that are performing in accordance with their modified terms and have been returned to accruing status are evaluated on  an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
						Home
						Equity &
December 31, 2012	Real			Real		Equity
(Dollars in thousands)	Estate	Business	Construction	Estate	Construction	Lines	Personal	Education	Auto	Unallocated	Total

Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	7,590	9,867	5,803	736	479	979	681	135	1,070	—	27,340
Recoveries	218	905	675	36	—	253	201	—	488	—	2,776
Provision (credit)	13,112	11,674	(1,421)	1,373	556	1,103	687	159	757	—	28,000
Allowance ending balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	21,994	18,088	8,242	2,293	142	2,397	2,062	303	1,578	550	57,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$37,358	$18,748	$13,407	$15,075	$783	$1,110	$592	$—	$119	$—	$87,192
Collectively evaluated for impairment	601,981	313,421	89,866	649,815	1,311	257,389	55,258	217,896	170,827	—	2,357,764
Loans acquired with deteriorated credit quality(1)	218	—	1,774	356	—	—	—	—	—	—	2,348
Total Portfolio	$639,557	$332,169	$105,047	$665,246	$2,094	$258,499	$55,850	$217,896	$170,946	$—	$2,447,304

(1)              Loans acquired with deteriorated credit quality and loans modified under a trouble debt restructuring that are performing in accordance with their modified terms and have been returned to accruing status are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
						Home
						Equity &
December 31, 2011	Real			Real		Equity
(Dollars in thousands)	Estate	Business	Construction	Estate	Construction	Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$14,793	$14,407	$9,296	$1,854	$30	$2,136	$977	$297	$1,026	$550	$45,366
Charge-offs	8,508	5,897	16,063	968	36	587	1,643	147	1,185	—	35,034
Recoveries	651	1,027	3,333	28	—	461	310	—	571	—	6,381
Provision	9,318	5,839	18,225	706	71	10	2,211	129	991	—	37,500
Allowance ending balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	16,254	15,376	14,791	1,620	65	2,020	1,855	279	1,403	550	54,213
Total Allowance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213

Financing receivable:
Ending balance
Individually evaluated for impairment	$38,324	$31,666	$40,349	$12,477	$1,850	$499	$436	$—	$97	$—	$125,698
Collectively evaluated for impairment	508,686	397,600	193,196	611,478	3,731	268,294	72,658	234,844	159,944	—	2,450,431
Total Portfolio	$547,010	$429,266	$233,545	$623,955	$5,581	$268,793	$73,094	$234,844	$160,041	$—	$2,576,129

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities.  Under the accounting guidance FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.  When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off.  The measurement is based either on the present value of expected future cash flows discounted at the loan’s interest rate, or the fair value of the collateral if the loan is collateral-dependent.  Most of the Company’s commercial loans are collateral dependent and therefore the Company uses the value of the collateral to measure the loss. Any collateral or discounted cash flow deficiency for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

Classified Loans

The Bank’s credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful.  The classification of a loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a loan classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral or discounted cash flow deficiency on all loans on non-accrual status. In all cases, loans (except for government-guaranteed education loans) are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at December 31, 2013 and 2012:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December 31, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$511,527	88%	$318,190	84%	$32,719	86%	$675,667	99%	$147	53%	$1,538,250	91%
Special Mention	25,806	4%	21,714	6%	2,006	5%	—	—%	—	—%	49,526	3%
Substandard	46,800	8%	38,759	10%	3,342	9%	8,033	1%	130	47%	97,064	6%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$584,133	100%	$378,663	100%	$38,067	100%	$683,700	100%	$277	100%	$1,684,840	100%

	December 31, 2012
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$557,397	87%	$280,375	84%	$75,788	72%	$656,936	99%	$1,311	63%	$1,571,807	90%
Special Mention	36,468	6%	30,106	9%	4,061	4%	—	—%	—	—%	70,635	3%
Substandard	44,281	7%	19,596	6%	25,198	24%	8,310	1%	783	37%	98,168	6%
Doubtful	1,411	—%	2,092	1%	—	—%	—	—%	—	—%	3,503	1%
Total	$639,557	100%	$332,169	100%	$105,047	100%	$665,246	100%	$2,094	100%	$1,744,113	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of December 31, 2013 and 2012:

	December 31, 2013
	Home Equity & Lines of
	Credit		Personal		Education		Auto		Total
Performing	$233,201	100%	$40,785	100%	$182,111	88%	$175,249	100%	$631,346	96%
Non-performing	953	—%	107	—%	24,410	12%	151	—%	25,621	4%
Total	$234,154	100%	$40,892	100%	$206,521	100%	$175,400	100%	$656,967	100%

	December 31, 2012
	Home Equity & Lines of
	Credit		Personal		Education		Auto		Total
Performing	$257,389	100%	$55,258	99%	$193,883	89%	$170,827	100%	$677,357	96%
Non-performing	1,110	—%	592	1%	24,013	11%	119	—%	25,834	4%
Total	$258,499	100%	$55,850	100%	$217,896	100%	$170,946	100%	$703,191	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of December 31, 2013 and 2012, are as follows:

	December 31,	December 31,
(Dollars in thousands)	2013	2012

Oustanding principal balance	$923	$3,199
Carrying amount	499	2,348

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 3, 2012 acquisition date through December 31, 2013:

Accretable
(Dollars in thousands)	Discount

Balance, April 3, 2012	$159
Accretion	(87)
Balance, December 31, 2012	$72
Accretion	(57)
Balance, December 31, 2013	$15

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2013

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$2,017	9%	$—	—%	$6,814	17%	$8,831	11%	$575,302	25%	$584,133	25%	$—	$20,613	40%
Commercial business loans	330	1%	1,103	8%	3,094	8%	4,527	6%	374,136	17%	378,663	16%	—	15,900	31%
Commercial construction	—	—%	752	6%	1,766	4%	2,518	3%	35,549	2%	38,067	2%	—	2,518	5%
Total commercial	$2,347	10%	$1,855	14%	$11,674	29%	$15,876	20%	$984,987	44%	$1,000,863	43%	$—	$39,031	76%

Residential:
Residential real estate	$2,796	11%	$1,068	8%	$3,076	8%	$6,940	9%	$676,760	30%	$683,700	29%	$—	$11,393	22%
Residential construction	—	—%	—	—%	130	—%	130	—%	147	—%	277	—%	—	130	—%
Total residential	$2,796	11%	$1,068	8%	$3,206	8%	$7,070	9%	$676,907	30%	$683,977	29%	$—	$11,523	22%

Consumer loans:
Home equity & lines of credit	$700	3%	$435	3%	$448	1%	$1,583	2%	$232,571	9%	$234,154	10%	$—	$953	2%
Personal	542	2%	77	1%	2	—%	621	1%	40,271	2%	40,892	2%	—	107	—%
Education	16,223	65%	9,485	71%	24,410	62%	50,118	64%	156,403	7%	206,521	9%	24,410	—	—%
Automobile	2,293	9%	448	3%	—	—%	2,741	4%	172,659	8%	175,400	7%	—	151	—%
Total consumer	$19,758	79%	$10,445	78%	$24,860	63%	$55,063	71%	$601,904	26%	$656,967	28%	$24,410	$1,211	2%

Total	$24,901	100%	$13,368	100%	$39,740	100%	$78,009	100%	$2,263,798	100%	$2,341,807	100%	$24,410	$51,765	100%

(1)         Non-accruing loans do not include $499 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The Bank had 35 loans totaling $28.4 million, 31 loans totaling $20.8 million, and 36 loans totaling $23.7 million whose terms were modified in a manner that met the criteria for a TDR as of December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $8.6 million, 12 were commercial business loans with an aggregate outstanding balance of $16.0 million, 4 were commercial construction with an aggregate outstanding balance of $1.3 million, 4 were residential real estate loans with an aggregate outstanding balance of $2.1 million, and the remaining 5 were consumer loans with an aggregate outstanding balance of $394 thousand. The Company had four accruing TDRs in the amount of $10.1 million as of December 31, 2013 that were modified during the year. As of December 31, 2012, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 7 were commercial business loans with an aggregate outstanding balance of $9.2 million, 3 were commercial construction with an aggregate outstanding balance of $2.7 million, 2 were residential real estate loans with an aggregate outstanding balance of $145 thousand, and the remaining 9 were consumer loans with an aggregate outstanding balance of $908 thousand. The Company had accruing TDRs in the amount of $5.5 million as of December 31, 2012 that were modified during the year. As of December 31, 2011, 11 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.8 million, 10 were commercial business loans with an aggregate outstanding balance of $9.9 million, one was a commercial construction loan with an outstanding balance of $3.9 and the remaining 14 loans were residential real estate loans with an aggregate outstanding balance of $2.1 million.

The following tables summarize information about TDRs as of and for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	11	$14,437
Modifications granted:
Reduction of outstanding principal due	1	—
Deferral of principal amounts due	3	2,132
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	3	2,183
Release of collateral	4	10,122
Outstanding principal balance immediately before modification	11	14,576
Outstanding principal balance immediately after modification	11	14,437
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	19	11,942
Outstanding principal balance at period end	35	28,445
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	5	2,372

	For the Year Ended December 31, 2012
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	13	$9,066
Modifications granted:
Reduction of outstanding principal due	2	5,493
Deferral of principal amounts due	11	3,573
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	13	10,761
Outstanding principal balance immediately after modification	13	9,066
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	7,693
Outstanding principal balance at period end	31	20,830
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Year Ended December 31, 2011
(Dollars in 000’s, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$1,801
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	43
Temporary reduction in interest rate	1	60
Deferral of interest due	2	1,698
Below market interest rate granted	—	—
Outstanding principal balance immediately before and after modification	4	1,801
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	5,545
Outstanding principal balance at period end	36	23,709
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Impaired Loans

For the Year Ended December 31, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$20,613	$28,116	$—	$23,889	$—	$—
Commercial Business	26,022	30,264	—	12,521	—	—
Commercial Construction	2,518	6,214	—	8,745	—	—
Residential Real Estate	11,393	11,955	—	12,295	—	—
Residential Construction	130	338	—	447	—	—
Home Equity and Lines of Credit	953	971	—	1,140	—	—
Personal	107	107	—	208	—	—
Education	—	—	—	—	—	—
Auto	151	151	—	147	—	—
Total Impaired Loans:	$61,887	$78,116	$—	$59,392	$—	$—

Commercial	49,153	64,594	—	45,155	—	—
Residential	11,523	12,293	—	12,742	—	—
Consumer	1,211	1,229	—	1,495	—	—
Total	$61,887	$78,116	$—	$59,392	$—	$—

The impaired loans table above includes $10.1 million of accruing TDRs that were modified during 2013 and are performing in accordance with their modified terms.  The impaired loans table above does not include $499 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at December 31, 2013. Interest income that would have been recorded for the year ended December 31, 2013, had impaired loans been current according to their original terms, amounted to approximately $3.5 million.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at December 31, 2013 and 2012 amounted to approximately $76.2 million and $92.4 million, respectively, and include $24.4 million and $24.0 million in guaranteed student loans, respectively.

9.                          ACCRUED INTEREST RECEIVABLE

The following table provides information on accrued interest receivable at December 31, 2013 and 2012.

	2013		2012
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Interest-bearing deposits	$13	0.09%	$57	0.37%
Investment securities	3,788	27.06%	4,269	27.76%
Loans	10,198	72.85%	11,055	71.87%

Total accrued interest receivable	$13,999	100.00%	$15,381	100.00%

10.               BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 consist of the following:

(Dollars in thousands)	2013	2012

Land	$20,532	$18,129
Bank premises	41,599	38,917
Furniture, fixtures and equipment	23,031	24,440
Leasehold improvements	9,091	9,668
Construction in progress	12,418	6,184
Total	106,671	97,338
Accumulated depreciation and amortization	(34,918)	(33,114)

Total	$71,753	$64,224

The increases in land and Bank premises relate to the construction and opening of two new branches in 2013.  The increase in construction in progress relates to our new headquarters and two new branches that will open in 2014.  Depreciation and amortization expense amounted to $6.2 million, $5.8 million, and $5.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

11.               GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible which is amortized over an estimated useful life of ten years.  As of December 31, 2013, the core deposit intangibles net of accumulated amortization totaled $5.4 million.  The remaining balance of other amortizing intangibles includes a customer list intangible amortized over a remaining estimated useful life of 7 years as of December 31, 2013.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. Management reviewed qualitative factors for the Bank in 2013 including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2013.

During 2013, management reviewed qualitative factors for the Bank, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the Banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions were incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our December 31, 2013  annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2013.  Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC, any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

During 2012, management reviewed qualitative factors for the Bank including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2011.  Accordingly, it was determined that it was more likely than not that the fair value of the Banking unit continued to be in excess of its carrying amount as of December 31, 2012.  Additionally during 2012, the Company assessed the qualitative factors related to Beneficial Insurance Services, LLC and determined that the two-step quantitative goodwill impairment test was warranted based on declining revenues. The Company performed this impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s December 31, 2013 annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill as of December 31, 2012.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  During 2013, management reviewed qualitative factors that serve as indicators of impairment and concluded that there was no indication of impairment as of December 31, 2013.

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

Goodwill and other intangibles at December 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balance at January 1, 2013	$121,973	$6,927	$2,952
Adjustments:
Amortization	—	(1,503)	(369)
Balance at December 31, 2013	$121,973	$5,424	$2,583

The following table summarizes amortizing intangible assets at December 31, 2013 and 2012:

	2013			2012
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core Deposits	$23,923	$(18,499)	$5,424	$23,923	$(16,996)	$6,927
Customer Relationships and Other	10,251	(7,668)	2,583	10,251	(7,299)	2,952
Total Amortizing Intangibles	$34,174	$(26,167)	$8,007	$34,174	$(24,295)	$9,879

Aggregate amortization expense was $1.9 million, $3.4 million and $3.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)

Year	Expense
2014	1,870
2015	1,868
2016	1,867
2017	1,149
2018	424
2019 and thereafter	829

12.               OTHER ASSETS

The following table provides selected information on other assets at December 31, 2013 and 2012:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Investments in affordable housing and other partnerships	$12,541	$14,507
Cash surrender value of life insurance	20,049	19,885
Prepaid assets	2,203	7,336
Net deferred tax assets	48,612	47,079
Other real estate	5,861	11,751
Fixed assets held for sale	—	441
Mortgage servicing rights	1,524	1,302
All other assets	13,210	11,441
Total other assets	$104,000	$113,742

During the years ended December 31, 2013, 2012 and 2011, the Company recorded $1.3 million, $3.1 million and $781 thousand, respectively, of other real estate owned losses, which consists of property write downs from updated appraisals as well as the loss on the sale of properties.  In addition, during the years ended December 31, 2013, 2012 and 2011, the Company recorded $875 thousand, $1.7 million and $1.6 million, respectively, of other real estate owned expenses.

During the year ended December 31, 2012, the Company recorded $1.5 million of additional amortization on low income housing partnership investments.  There was no additional amortization recorded on low income housing partnership investments during the year ended December 31, 2013.

In connection with the SE Financial merger, the Company determined that one owned branch would be consolidated into an existing branch location and sold.  During the year ended December 31, 2012, this branch location was sold and a gain of $588 thousand was recorded in merger and restructuring charges in non-interest expense.

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  See Note 24 to these consolidated financial statements.

13.               DEPOSITS

Deposits consisted of the following major classifications at December 31, 2013 and 2012:

		% of Total		% of Total
(Dollars in thousands)	2013	Deposits	2012	Deposits

Non-interest bearing deposits	$291,109	7.9%	$328,892	8.4%
Interest-earning checking accounts	686,582	18.8%	663,737	16.9%
Municipal checking accounts	383,043	10.5%	611,599	15.6%
Money market accounts	441,881	12.1%	496,508	12.6%
Savings accounts	1,127,339	30.8%	1,037,424	26.4%
Certificates of deposit	730,062	19.9%	789,353	20.1%
Total deposits	$3,660,016	100.0%	$3,927,513	100.0%

The decrease in deposits of $267.5 million was primarily the result of $228.6 million decrease of municipal deposits which was consistent with the planned run-off associated with our re-pricing of higher cost, non-relationship based municipal accounts.

Time deposit accounts outstanding at December 31, 2013 mature as follows:

(Dollars in thousands)

Year	Balance
2014	$376,057
2015	128,936
2016	123,842
2017	58,040
2018	42,919
2019 and thereafter	268

The aggregate amount of certificates of deposit accounts in denominations of $100 thousand or more totaled $135.2 million and $137.9 million at December 31, 2013 and 2012, respectively.  The FDIC has permanently raised deposit insurance per account owner to $250 thousand for all types of accounts.

14.               BORROWED FUNDS

A summary of borrowings is as follows:

	December 31,
(Dollars in thousands)	2013	2012

FHLB advances	$195,000	$140,000
Repurchase agreements	30,000	85,000
Statutory trust debenture	25,370	25,352
Total borrowings	$250,370	$250,352

Advances from the FHLB that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012

Due in one year or less	$30,000	$20,000
Due after one year through five years	165,000	100,000
Due after five years through ten years	—	20,000
Total FHLB advances	$195,000	$140,000

Repurchase agreements that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012

Due in one year or less	$30,000	$55,000
Due after one year through five years	—	30,000
Total	$30,000	$85,000

Included as “FHLB advances” at December 31, 2013 and 2012 in the above table are FHLB borrowings whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (“LIBOR”). If the FHLB converts the interest rate, the Company would have the option to prepay these advances without penalty. These advances are included in the periods in which they mature. At December 31, 2013, $50.0 million, or 25.6% of the FHLB advances, are convertible at the option of the FHLB.  FHLB advances are collateralized under a blanket collateral lien agreement.

The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  At December 31, 2013 the Bank had a maximum borrowing capacity from the FHLB Pittsburgh of $1.1 billion of which we had $195.0 million in outstanding borrowings and $800 thousand in outstanding letters of credit.  The balance remaining of $904.4 million is our unused borrowing capacity with the FHLB at December 31, 2013.  The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with requirements for FHLB Pittsburgh with an investment of $17.4 million at December 31, 2013.

The weighted average interest rates of the borrowings during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.87%	2.92%
Repurchase agreements	3.65	3.60
Federal Home Loan Bank overnight borrowings	0.26	0.15
Federal Reserve Bank of Philadelphia overnight borrowings	0.75	0.77
Statutory Trust Debenture	1.98	2.18
Other	0.58	0.62

The Company pledges loans to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia.  Loans totaling $230.2 million and $254.2 million were pledged to secure borrowings at December 31, 2013 and 2012, respectively. The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligation to repurchase is reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains recorded as an asset and carried in the Company’s securities portfolio.

At December 31, 2013 and 2012, outstanding repurchase agreements were $30.0 million and $85.0 million, respectively, with a weighted average maturity of 0.85 and 0.93 years, respectively, and a weighted average cost of 3.78% and 3.41%, respectively. The average balance of repurchase agreements during the years ended December 31, 2013 and 2012 were $53.5 million and $99.9 million, respectively. The maximum amount outstanding at any month end period during 2013 and 2012 was $85.0 million and $125.0 million, respectively.

At December 31, 2013 and 2012, outstanding repurchase agreements were secured by GSE Mortgage-Backed Securities. At December 31, 2013 and 2012, the market value of the securities held as collateral for repurchase agreements was $33.2 million and $96.2 million, respectively.

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debentures to the Trust as of December 31, 2013 were $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million. The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The Trust issued $25.8 million of floating rate capital securities and $759 thousand of common securities to the Company. The Trust’s capital securities are fully guaranteed by the Company’s debenture to the Trust. The Company’s investment in the capital securities is included in “all other assets” in other assets on the Company’s consolidated statements of financial condition. As of December 31, 2013, the rate was 1.82% based on 3 Month LIBOR plus a 1.58% margin. The debentures are now redeemable at the Company’s option. The redemption of the debentures would result in the mandatory redemption of the Trust’s capital and common securities at par. The statutory trust debenture is wholly owned by the Company, however under accounting guidance, it is not a consolidated entity because the Company is not the primary beneficiary.

15.               REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2013, the most recent date for which information is available, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of December 31, 2013:

Tier 1 Capital (to average assets)	$456,285	10.22%	$134,000	3.00%	$223,333	5.00%

Tier 1 Capital (to risk weighted assets)	456,285	20.57%	88,740	4.00%	133,109	6.00%

Total Capital (to risk weighted assets)	484,370	21.83%	177,479	8.00%	221,849	10.00%

As of December 31, 2012:

Tier 1 Capital (to average assets)	$454,505	9.53%	$143,057	3.00%	$238,428	5.00%

Tier 1 Capital (to risk weighted assets)	454,505	19.23%	94,517	4.00%	141,776	6.00%

Total Capital (to risk weighted assets)	484,462	20.50%	189,034	8.00%	236,293	10.00%

16.      INCOME TAXES

The Company files a consolidated federal income tax return.  The provision for income taxes for the years ended December 31, 2013, 2012, and 2011 includes the following:

(Dollars in thousands)	2013	2012	2011

Current federal taxes	$(4,513)	$1,290	$3,938
Current state and local taxes	(219)	604	197
Deferred federal and state taxes benefit	7,327	(135)	(6,048)

Total	$2,595	$1,759	$(1,913)

A reconciliation from the expected federal income tax expense (benefit) computed at the statutory federal income tax rate to the actual income tax expense (benefit) included in the consolidated statements of income is as follows:

	2013		2012		2011

Tax at statutory rate	$5,310	35.00%	$5,578	35.00%	$3,193	35.00%
Increase (reduction) in taxes
resulting from:
Tax-exempt income	(1,626)	(10.72)	(1,640)	(10.29)	(1,870)	(20.50)
State and local income taxes	679	4.48	643	4.03	923	10.11
Employee benefit programs	(409)	(2.70)	(205)	(1.29)	178	1.95
Federal income tax credits	(1,927)	(12.70)	(2,025)	(12.71)	(2,845)	(31.18)
Valuation allowances — charitable contributions	269	1.77	—	—	(593)	(6.50)
Valuation allowances — state and local income taxes/OTTI	191	1.25	(98)	(0.61)	(486)	(5.32)
Other	108	0.72	(494)	(3.09)	(413)	(4.53)

Total	$2,595	17.10%	$1,759	11.04%	$(1,913)	(20.97)%

Items that give rise to significant portions of the deferred tax accounts at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012

Deferred tax assets:
Reserve for bad debts	$20,450	$21,225
Pension and postretirement liabilities (ASC 715)	9,676	14,678
Pension and postretirement benefits	—	4,031
Federal income tax credits	11,663	4,591
Deferred compensation	5,757	5,291
Non-accrual interest on loans	—	3,465
State net operating loss carryover / state credits	1,478	1,448
Purchase accounting adjustments	2,638	4,451
Charitable contribution carryforward	357	270
Lease accounting	675	603
OREO	1,249	1,957
Federal net operating loss carryover	33	33
Available-for-sale securities	2,950	—
Accrued expenses and other	2,542	2,144
	59,468	64,187
Less: Valuation Allowance	(1,431)	(971)

Total	58,037	63,216

Deferred tax liabilities:
Available-for-sale securities	—	10,911
Pension and postretirement benefits	4,830	—
Intangibles	2,412	2,498
Premises and equipment	230	857
Prepaid expenses and deferred loan costs	1,393	1,376
Mortgage servicing rights and other	560	495
Total	9,425	16,137

Net deferred tax assets	$48,612	$47,079

As of December 31, 2013, the Company had net deferred tax assets totaling $48.6 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses, other-than-temporary impairments, and a charitable contribution carryover that, if not fully utilized, will expire in 2015, that management believes it is more likely than not that such deferred tax assets will not be realized.  The Company expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2013.  However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

As of December 31, 2013, the Company has state and local net operating loss carryovers of $54.4 million and Pennsylvania tax credits of $6 thousand, resulting in deferred tax assets of $1.5 million.  These state and local net operating loss carryovers will begin to expire after December 31, 2014 if not utilized.  A valuation allowance of $1.0 million for these deferred tax assets, other than the Bank’s state net operating loss, has been recorded as of December

31, 2013, as management believes it is more likely than not that such deferred tax assets will not be realized.  As of December 31, 2013 and 2012, management maintained a valuation allowance of $154 thousand related to a deferred tax asset associated with the write down of certain equity securities, for which management believes that it is more likely than not that such deferred tax asset will not be realized. As of December 31, 2013, management recorded a valuation allowance of $269 thousand related to a deferred tax asset associated with a $770 thousand gross charitable contribution carryover from 2010 that, if not fully utilized, will expire at December 31, 2015, for which management believes that it is more likely than not that such deferred tax asset will not be realized.

During 2013 and 2012, $8.9 million and $2.8 million in net deferred tax assets and liabilities, respectively, were recorded as adjustments to other comprehensive income tax accounts.  During the year ended December 31, 2012, the Company recorded $6.4 million of net deferred tax assets related to the acquisition and merger of SE Financial.

The Company also has the following carryover items: (1) a gross federal net operating loss of $96 thousand which is limited in usage under IRS rules to $108 thousand per year and will expire at the end of 2022 if not utilized; (2) low income housing tax credits of $9.4 million that will begin to expire in 2031 if not utilized; and (3) an alternative minimum tax credit of $2.2 million which has an indefinite life.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes.  The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The uncertain tax liability for uncertain tax positions was zero at December 31, 2013 and December 31, 2012.  The tax years 2010 through 2012 remain subject to examination by the IRS, Pennsylvania and Philadelphia taxing authorities.  The 2012 tax year remains subject to examination by New Jersey taxing authorities.  For 2013, the Bank’s maximum federal income tax rate was 35%.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income.  No interest or penalties were incurred during the years ended December 31, 2013 and 2012.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987.  As of December 31, 2013 and 2012, the Company had unrecognized deferred income taxes of approximately $2.3 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

17.                   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels.    Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions. See Note 18 to these consolidated financial statements.

The following tables present a reconciliation of beginning and ending balances of benefit obligations and assets at December 31, 2013 and 2012:

	Pension		Other Postretirement
	Benefits		Benefits
(Dollars in thousands)	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$91,746	$82,667	$27,154	$25,296
Service cost	—	—	211	250
Interest cost	3,571	3,700	907	1,054
Participants’ contributions	—	—	60	83
Actuarial (gain)/loss	(9,296)	8,863	(4,626)	2,272
Benefits paid	(3,467)	(3,484)	(1,554)	(1,801)
Benefit obligation at end of year	$82,554	$91,746	$22,152	$27,154
Change in Assets
Fair value of assets at beginning of year	$59,976	$53,338	$—	$—
Actual return on assets	5,162	8,220	—	—
Employer contribution	24,351	2,396	1,494	1,718
Participants’ contributions	—	—	60	83
Expense	(543)	(494)	—	—
Benefits paid	(3,467)	(3,484)	(1,554)	(1,801)
Fair value of assets at end of year	$85,479	$59,976	$—	$—

The following table presents a reconciliation of the funded status of the pension and postretirement benefits at December 31, 2013 and 2012.

	Pension		Other Postretirement Benefits
(Dollars in thousands)	2013	2012	2013	2012
Projected benefit obligation	$82,554	$91,746	$22,152	$27,154
Fair value of plan assets	85,479	59,976	—	—
Accrued pension (benefit) cost	$(2,925)	$31,770	$22,152	$27,154

The Company’s pension benefits funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Retirement Plan Committee, which can be deducted for federal income tax purposes, if required. Based on the Bank’s strong liquidity, in January 2013, the Company contributed $24.0 million to the Consolidated Pension Plan which improved the projected benefit obligation funded status to approximately 95.7% at the time of the contribution.  In 2013 and 2012, respectively, $24.4 million and $2.4 million was contributed to the pension plans under the Bank’s funding policy.

The following table presents the amounts recognized in accumulated other comprehensive income of the pension and postretirement benefits at December 31, 2013 and 2012.

	Pension		Other Postretirement Benefits
(Dollars in thousands)	2013	2012	2013	2012
Net loss	$23,909	$33,670	$4,420	$9,518
Prior service cost	—	—	(2,576)	(3,102)
Transition obligation	—	—	164	327

The Company’s total accumulated pension benefit obligations at December 31, 2013 and December 31, 2012 were $82.6 million and $91.7 million, respectively. The accumulated pension obligation equals the projected benefit obligation as a result of the freeze in pension benefits effective June 30, 2008.

Significant assumptions used to calculate the net periodic pension cost and obligation as of December 31, 2013, 2012, and 2011 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Consolidated Pension Plan
Discount rate for periodic pension cost	3.95%	4.55%	5.55%
Discount rate for benefit obligation	4.80%	3.95%	4.55%
Expected long-term rate of return on plan assets	7.45%	8.00%	8.00%

Beneficial Bank Plans
Discount rate for periodic pension cost				3.85%	4.50%	5.55%
Discount rate for benefit obligation				4.80%	3.85%	4.50%
Expected long-term rate of return on plan assets				—	—	—

FMS Pension Plan
Discount rate for periodic pension cost				3.85%	4.50%	5.55%
Discount rate for benefit obligation				4.80%	3.85%	4.50%
Expected long-term rate of return on plan assets				—	—	—

The components of net pension cost are as follows:

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Component of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$211	$250	$204
Interest cost	3,571	3,700	3,816	907	1,054	1,301
Expected return on assets	(6,100)	(4,287)	(4,195)	—	—	—
Amortization of transition obligation	—	—	—	164	164	164
Amortization of prior service cost	—	—	—	(527)	(452)	146
Recognized net actuarial loss	2,142	1,893	945	472	390	173
Net periodic pension (benefit) cost	$(387)	$1,306	$566	$1,227	$1,406	$1,988

For benefit obligation measurement purposes, the annual rate of increase in the per capita cost of postretirement health care costs for the Beneficial Bank postretirement medical plan was as follows: (1) for participants under the age 65, rates were 6.0 percent at December 31, 2011 and 2012 and projected to remain level thereafter; (2) for participants over age 65, rates were 7.0 percent and 6.0 percent at December 31, 2011 and 2012, respectively, and projected to remain level thereafter.  As of December 31, 2013, the Company revised the health care trend rate to an initial rate of 7.5 percent for all participants, which is projected to reach an ultimate trend rate of 5.0 percent as of December 31, 2018 and remain level thereafter. With respect to the FMS Financial postretirement medical plan, the annual rate decreased from 8.5 percent at December 31, 2011 to 7.5 percent at December 31, 2013 and is projected to reach an ultimate trend rate of 5.0 percent as of December 31, 2018 and remain level thereafter.

The impact of a 1.0 percent increase and decrease in assumed health care cost trend for each future year would be as follows:

(Dollars in thousands)	1.0% Increase	1.0% Decrease
Accumulated postretirement benefit obligation	$604	$(705)
Service and interest cost	25	(25)

The estimated net loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $1.4 million. The estimated transition, net loss and prior service cost for postretirement benefits that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year are $164 thousand, $167 thousand and ($527) thousand, respectively.

Future benefit payments for all pension and postretirement plans are estimated to be paid as follows:

(Dollars in thousands)

Pension Benefits		Other Postretirement Benefits
2014	$4,036	2014	$1,514
2015	4,194	2015	1,495
2016	4,162	2016	1,476
2017	4,404	2017	1,503
2018	4,485	2018	1,469
2019-2023	24,737	2019-2023	6,859

The fair values of all pension and postretirement plan assets at December 31, 2013 and 2012 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2013				December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds:
Large cap	$10,792	$—	$—	$10,792	$19,445	$—	$—	$19,445
Small cap	2,506	—	—	2,506	2,449	—	—	2,449
International	7,070	—	—	7,070	12,143	—	—	12,143
Global Managed Volatility	6,567	—	—	6,567	—	—	—	—
US Managed Volatility	4,717	—	—	4,717	—	—	—	—
Fixed Income	53,632	—	—	53,632	25,856	—	—	25,856
Accrued Income	195	—	—	195	83	—	—	83
Total	$85,479	$—	$—	$85,479	$59,976	$—	$—	$59,976

As of December 31, 2013 and 2012, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 50% to 60% for risk management and 40% to 50% for return enhancement when the funded status is between 95% and 100%, and 80% to 100% in risk management and 0% to 20% for return enhancement when the funded status reaches 110%, subject to the discretion of the Bank’s Retirement Plan Committee. Also, a small portion is maintained in cash reserves when appropriate. Weighted average asset allocations in plan assets at December 31, 2013 and December 31, 2012 were as follows:

	Pension
	December 31,
	2013	2012
Domestic equity securities	21.1%	36.5%
Fixed Income	62.7%	43.1%

International equity securities	16.0%	20.2%
Accrued income	0.2%	0.2%
Total	100.0%	100.0%

The Company provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program.  At December 31, 2013 and 2012, $19.5 million and $19.0 million, respectively, in cash surrender value relating to this program were recognized in “other assets” in the Company’s consolidated statements of financial condition.  The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits postretirement.  These liabilities totaled $6.2 million and $8.1 million at December 31, 2013 and 2012, respectively, and are included in the postretirement tables above.

18.                   EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

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

The balance of the loan to the KSOP as of December 31, 2013 was $20.2 million compared to $21.7 million at December 31, 2012. All full time employees and certain part time employees are eligible to participate in the KSOP if they meet prescribed service criteria.  Shares will be allocated and released based on the KSOP’s plan document.  While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP, the Company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service.  The Company may also make discretionary contributions under the KSOP.  Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings.  Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The allocated shares in the KSOP were 1,614,572 and 1,434,964 as of December 31, 2013 and December 31, 2012, respectively. The suspense shares available were 1,610,200 as of December 31, 2013 and 1,789,808 as of December 31, 2012. The suspense shares are the shares that are unearned and are available to be allocated. The market value of the unearned shares was $17.6 million as of December 31, 2013 and $17.0 million as of December 31, 2012. The Company recorded a related expense of approximately $2.4 million, $2.2 million and $2.5 million, respectively, for contributions to the KSOP for the years ended December 31, 2013, 2012 and 2011.

19.          STOCK BASED COMPENSATION

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the EIP Trust to fund the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of December 31, 2013, 644,775 shares were fully vested and 338,900 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the year ended December 31, 2013 was $1.0 million compared to $1.5 million for the year ended December 31, 2012 and $1.6 million for the year ended December 31, 2011. The decrease in compensation expense for the year ended December 31, 2013 compared to the same period last year was due to the reversal of $655 thousand of expense for performance based awards as management determined that it was no longer probable that the performance threshold would be met.

The following table summarizes the non-vested stock award activity for the year ended December 31, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(160,575)	10.74
Forfeited	(4,400)	9.41
Non-vested Stock Awards outstanding, December 31, 2013	515,200	9.21

The following table summarizes the non-vested stock award activity for the year ended December 31, 2012:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2012	691,900	$10.14
Issued	131,875	9.12
Vested	(149,600)	10.61
Forfeited	(134,000)	10.54
Non-vested Stock Awards outstanding, December 31, 2012	540,175	9.66

The fair value of the 160,575 shares that vested during the year ended December 31, 2013 was $1.5 million. The fair value of the 149,600 shares vested during the year ended December 31, 2012 was $1.3 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the year ended December 31, 2013, the Company granted 609,500 options compared to 586,000 options granted during the year ended December 31, 2012. All options issued contain conditions requiring the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $1.6 million for the year ended December 31, 2013 compared $1.4 million for the year ended December 31, 2012 and $1.2 million for the year ended December 31, 2011.

A summary of option activity as of December 31, 2013 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(19,200)	8.74
Forfeited	(20,650)	9.42
Expired	(26,100)	11.03
December 31, 2013	2,876,850	10.12

A summary of option activity as of December 31, 2012 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2012	2,086,100	$10.74
Granted	586,000	9.12
Exercised	(12,050)	8.36
Forfeited	(179,680)	10.22
Expired	(147,070)	11.39
December 31, 2012	2,333,300	10.34

The weighted average remaining contractual term was approximately 6.64 years and the aggregate intrinsic value was $3.3 million for options outstanding as of December 31, 2013.  As of December 31, 2013, exercisable options totaled 1,552,040 with an average weighted exercise price of $11.00 per share, a weighted average remaining contractual term of approximately 5.22 years, and an aggregate intrinsic value of $911 thousand.  The weighted average remaining contractual term was approximately 7.00 years and the aggregate intrinsic value was $730 thousand for options outstanding as of December 31, 2012.  As of December 31, 2012, exercisable options totaled 1,132,860 with an average weighted exercise price of $11.24 per share, a weighted average remaining contractual term of approximately 5.91 years, and an aggregate intrinsic value of $175 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Weighted average fair value of options granted	$3.37	$3.50	$3.29
Weighted average risk-free rate of return	1.08%	1.41%	2.17%
Weighted average expected option life in months	78	78	78
Weighted average expected volatility	34.69%	36.08%	35.18%
Expected dividends	$—	$—	$—

As of December 31, 2013, there was $3.6 million of total unrecognized compensation cost related to options and $2.5 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of December 31, 2012, there was $3.2 million of total unrecognized compensation cost related to options and $3.3 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.40 and 3.25 years as of December 31, 2013 and December 31, 2012, respectively. The average weighted lives for the stock award expense were 3.23 and 2.78 years at December 31, 2013 and December 31, 2012, respectively.

20.                   COMMITMENTS AND CONTINGENCIES

The Company leases a number of offices as part of its regular business operations.  Rental expense under such leases aggregated $5.3 million, $5.3 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, the Company was committed under non-cancelable operating lease agreements for minimum rental payments to lessors as follows:

(Dollars in thousands)

2014	$5,675
2015	5,313
2016	4,659
2017	4,288
2018	4,117
Thereafter	37,233
$61,285

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the consolidated financial statements.  The Company has established specific reserves related to loan commitments that are not material to the Company.

At December 31, 2013 and 2012, the Company had outstanding commitments to purchase or make loans aggregating approximately $38.2 million and $20.8 million, respectively, and commitments to customers on available lines of credit of $166.2 million and $140.0 million, respectively, at competitive rates.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its commitments and contingencies of $765 thousand and $624 thousand at year end December 31, 2013 and 2012, respectively.

In the first quarter of 2013, the Company received notice that it was being investigated by the DOJ for potential violations of the Equal Credit Opportunity Act and Fair Housing Act relating to the Company’s home-mortgage lending practices from January 1, 2008 to the present.  Specifically, the DOJ indicated that it was looking for statistical and other indicators of a pattern and practice of persistent disparities with regard to home-mortgage lending practices.

In December 2012, the FDIC referred the Company to the DOJ as a result of a regularly scheduled fair housing examination that included a statistical analysis of the Company’s denial rates of both minority and non-minority loan applicants for a five year period.  That statistical analysis showed a higher rejection rate for minority applicants, but only considered limited information related to the Company’s credit standards that are applied to all applicants in the decision making process. It was on the basis of this statistical analysis that the DOJ announced its investigation.

In response to the DOJ’s investigation, the Company  hired outside counsel and economists to conduct an internal investigation. At this time, and to the best of its knowledge, the Company is not aware of any wrongdoing.

In late January 2014, the Company received correspondence from the DOJ indicating that the DOJ had completed its review and determined that the matter did not require enforcement action by the DOJ and was being referred back to the FDIC.  The Company was not able to determine whether further action will be taken at this point with respect to the ultimate resolution of this matter and the Company is in discussions with the FDIC Staff. Until this matter is resolved, it is unlikely that any regulatory applications will be filed related to strategic expansion or regarding a second step conversion.

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

21.                   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,524	$1,524
Investment securities available for sale:
U.S. GSE and agency notes	—	12,917	—	12,917
GNMA guaranteed mortgage certificates	—	6,019	—	6,019
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	96,429	—	96,429
GSE mortgage-backed securities	—	833,098	—	833,098
Municipal bonds
General obligation municipal bonds	—	51,316	—	51,316
Revenue municipal bonds	—	16,113	—	16,113
Money market funds	17,015	—	—	17,015
Mutual funds	1,261	—	—	1,261
Certificates of deposit	12	—	—	12
Interest rate swap agreements	—	294	—	294
Total Assets	$18,288	$1,016,186	$1,524	$1,035,998
Liabilities:
Interest rate swap agreements	$—	$270	$—	$270
Total Liabilities	$—	$270	$—	$270

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2012:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,302	$1,302
Investment securities available for sale:
U.S. GSE and agency notes	—	26,367	—	26,367
GNMA guaranteed mortgage certificates	—	6,986	—	6,986
Collateralized mortgage obligations (“CMOs”)
Government (GNMA) guaranteed CMOs	—	1,433	—	1,433
GSE CMOs	—	136,524	—	136,524
Non-Agency CMOs	—	20,510	—	20,510
GSE mortgage-backed securities	—	965,682	—	965,682
Municipal bonds
General obligation municipal bonds	—	63,130	—	63,130
Revenue municipal bonds	—	16,883	—	16,883
Pooled trust preferred securities (financial industry)	—	—	8,722	8,722
Money market funds	19,504	—	—	19,504
Mutual funds	1,565	—	—	1,565
Certificates of deposit	185	—	—	185
Interest rate swap agreements	—	395	—	395
Total Assets	$21,254	$1,237,910	$10,024	$1,269,188
Liabilities:
Interest rate swap agreements	$—	$418	$—	$418
Total Liabilities	$—	$418	$—	$418

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

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. For pricing evaluations, an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.

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

GSE CMOs.  For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and agency CMOs in general (including market research),  prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based, single cash flow stream model or an option-adjusted spread (OAS) model is used.  Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
Level 3 Investments Only (Dollars in thousands)	Trust Preferred Securities	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$8,722	$1,302	$11,153	$647
Additions	—	150	—	948
Included in other comprehensive income	1,660	—	620	—
Payments	(4,621)	(198)	(3,181)	(78)
Net accretion	177	—	130	—
Increase (decrease) in fair value due to changes in valuation input or assumptions	—	270	—	(215)
Sales	(5,938)	—	—	—
Balance, December 31,	$—	$1,524	$8,722	$1,302

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at December 31, 2013 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Balance Transferred YTD 12/31/13	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$33,148	$—	$—	$33,148	$(6,136)
Other real estate owned	1,833	—	—	1,833	(28)

(Dollars in thousands)	Balance Transferred YTD 12/31/12	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$25,133	$—	$—	$25,133	$(2,385)
Other real estate owned	4,508	—	—	4,508	(231)
Customer list intangible asset	2,952	—	—	2,952	(773)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At December 31, 2013		At December 31, 2012
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$355,683	$355,683	$489,908	$489,908
Securities available for sale	See previous table	1,034,180	1,034,180	1,267,491	1,267,491
Securities held to maturity	Level 2	528,829	514,633	477,198	487,307
FHLB stock	Level 3	17,417	17,417	16,384	16,384
Loans, net	Level 3	2,285,378	2,323,627	2,387,000	2,465,126
Loans held for sale	Level 2	780	806	2,655	2,773
Mortgage servicing rights	Level 3	1,524	1,524	1,302	1,302
Interest rate swaps	Level 2	294	294	395	395
Accrued interest receivable	Level 3	13,999	13,999	15,381	15,381

Liabilities:
Deposits	Level 2	3,660,016	3,666,614	3,927,513	3,938,718
Borrowed funds	Level 2	250,370	249,845	250,352	264,619
Interest rate swaps	Level 2	270	270	418	418
Accrued interest payable	Level 2	2,206	2,206	2,236	2,236

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2013 and 2012 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

22.               EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program.  As a result of this review, the Bank reduced approximately 4% of its workforce.  Additionally, the Bank made the decision to consolidate 5 of its branch locations into other existing branches.  These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contract and other costs, and $947 thousand of fixed asset retirement expense.  During the second quarter of 2011, $978 thousand of severance expense was accrued relating to the departure of an executive officer.  During the second quarter of 2012, the Company accrued for merger and restructuring charges related to the acquisition of SE Financial, as well as the restructuring of a department and the departure of an officer of the Bank that totaled $2.8 million. During the year ended December 31, 2013, management determined that the remaining severance accrual and lease termination charge were no longer needed and reversed the $189 thousand accrual. These charges are included in merger and restructuring charges, a component of non-interest expense, within the consolidated statements of income.

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2012	$1,018	$659	$1,677
Accrual reversal during the year	(159)	(30)	(189)
Paid during the year	(675)	(270)	(945)
Accrued at December 31, 2013	$184	$359	$543

23.               RELATED PARTY TRANSACTIONS

At December 31, 2013 and 2012, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $463 thousand and $386 thousand, respectively.

Commitments to lend to related parties as of December 31, 2013 and 2012 were comprised of $4 thousand and $2 thousand, respectively to directors and none to executive officers.  The commitments are in the form of loans and guarantees for various business and personal interests.  This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties.  This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

None of the Company’s affiliates, officers, directors or employees have an interest in or receive remuneration from any special purpose entities or qualified special purpose entities which the Company transacts business.

The Company maintains a written policy and procedures covering related party transactions.  These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letter of credit and increases in indebtedness.  Such transactions are subject to the Bank’s normal underwriting and approval policies and procedures.

24.               MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of service charges and other income in the Company’s consolidated statements of income for each period.  As of December 31, 2013 and December 31, 2012, the Company serviced $158.0 million and $169.2 million of residential mortgage loans, respectively.  During the years ended December 31, 2013, 2012 and 2011, the Company recognized $410 thousand, $324 thousand, and $107 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2013, 2012 and 2011:

	Residential
	Mortgage Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011

Balance, January 1,	$1,302	$647	$268
Additions	150	948	507
Increase/(decrease) in fair value due to
changes in valuation input or assumptions	270	(215)	(73)
Paydowns	(198)	(78)	(55)
Balance, December 31,	$1,524	$1,302	$647

The Company uses assumptions and estimates in determining the fair value of MSRs.  These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At December 31, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.71%, a discount rate equal to 10.00% and an escrow earnings credit rate equal to 1.54%.  At December 31, 2012, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 16.28%, a discount rate equal to 8.50% and an escrow earnings credit rate equal to 0.81%.

At December 31, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

Residential
Mortgage Servicing Rights
(Dollars in thousands)	December 31, 2013
Fair value of residential mortgage servicing rights	$1,524

Weighted average life (years)	6

Prepayment speed
Effect on fair value of a 20% increase	$(101)
Effect on fair value of a 10% increase	(52)
Effect on fair value of a 10% decrease	57
Effect on fair value of a 20% decrease	117

Discount rate
Effect on fair value of a 20% increase	$(106)
Effect on fair value of a 10% increase	(54)
Effect on fair value of a 10% decrease	59
Effect on fair value of a 20% decrease	122

Escrow earnings credit
Effect on fair value of a 20% increase	$32
Effect on fair value of a 10% increase	16
Effect on fair value of a 10% decrease	(14)
Effect on fair value of a 20% decrease	(32)

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

25.               DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012.  As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2013, the Company had six interest rate swaps with an aggregate notional amount of $26.3 million related to this program. During the years ended December 31, 2013 and 2012, the Company recognized a net gain of $98 thousand and $156 thousand, respectively, related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2013 and 2012:

As of December 31, 2013

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$13,151	$294	$13,151	$270
Total derivatives	$13,151	$294	$13,151	$270

(1)              Included in other assets in our Consolidated Statements of Financial Condition.

(2)              Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2012

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$10,248	$395	$10,248	$418
Total derivatives	$10,248	$395	$10,248	$418

(1)              Included in other assets in our Consolidated Statements of Financial Condition.

(2)              Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of December 31, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Assets *	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Interest rate swaps	$313	$—	$313	$—	$51	$262

Offsetting of Derivative Liabilities

As of December 31, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Liabilities *	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$288	$—	$288	$—	$—	$288

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2012

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Assets *	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Interest rate swaps	$409	$—	$409	$—	$—	$409

Offsetting of Derivative Liabilities

As of December 31, 2012

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Liabilities *	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$432	$—	$432	$—	$(503)	$(71)

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

As of December 31, 2013, the termination value of the interest rate swaps in a liability position was $288 thousand compared to $432 thousand at December 31, 2012. The Company has minimum collateral posting thresholds with its counterparty. As of December 31, 2013, the Company was not required to post collateral, and at December 31, 2012, the Company posted collateral of $503 thousand. The counterparty posted collateral in the amount of $51 thousand as of December 31, 2013 and was not required to post collateral as of December 31, 2012.  If the Company had breached any of these provisions at December 31, 2013 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at December 31, 2013.

26.               PARENT COMPANY FINANCIAL INFORMATION

Beneficial Mutual Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION - PARENT COMPANY ONLY

(Dollars in thousands)

	December 31,
	2013	2012
ASSETS
Cash on deposit at the Bank	$3,818	$539
Interest-bearing deposit at the Bank	32,754	32,086
Investment in the Bank	598,132	618,879
Investment in Statutory Trust	774	774
Investment securities available-for-sale	12	120
Receivable from the Bank	1,707	4,186
Other assets	3,598	2,796
TOTAL ASSETS	$640,795	$659,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued and other liabilities	$258	$135
Accrued interest payable	21	20
Statutory Trust Debenture	25,370	25,352
Total liabilities	25,649	25,507
COMMIITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of December 31, 2013 and 2012	—	—
Common Stock - $.01 par value; 300,000,000 shares authorized 82,298,707 and 82,279,507 issued and 77,123,026 and 79,297,478 shares outstanding as of December 31, 2013 and 2012, respectively	823	823
Additional paid-in capital	356,963	354,082
Unearned common stock held by employee savings and stock ownership plan	(16,102)	(17,901)
Retained earnings (partially restricted)	342,025	329,447
Accumulated other comprehensive loss	(21,354)	(7,027)
Treasury stock, at cost, 5,175,681 shares and 2,982,029 shares at December 31, 2013 and 2012, respectively	(47,209)	(25,551)
Total stockholders’ equity	615,146	633,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$640,795	$659,380

Beneficial Mutual Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS- PARENT COMPANY ONLY

(Dollars in thousands)

	December 31,
	2013	2012	2011
INCOME
Interest on interest-bearing deposits with the Bank	$153	$369	$393
Interest and dividends on investment securities	—	26	88
Interest on loan to the Bank	—	—	282
Realized gain on securities available-for-sale	—	1,112	130
Other income	15	16	15
Total income	168	1,523	908

EXPENSES
Expenses paid to the Bank	149	104	104
Interest expense	503	552	512
Other expenses	1,058	445	796
Total expenses	1,710	1,101	1,412
(Loss) income before income tax (benefit) expense and equity in undistributed net income of affiliates	(1,542)	422	(504)
Income tax (benefit) expense	(540)	148	(177)

Equity in undistributed net income of the Bank	13,580	13,905	11,363

Net income	$12,578	$14,179	$11,036

Beneficial Mutual Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS-PARENT COMPANY ONLY

(Dollars in thousands)

	For the Year Ended
	December 31,
	2013	2012	2011

Net Income	$12,578	$14,179	$11,036

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $13,403, $44, and $7,075 for the years ended December 31, 2013, 2012, and 2011, respectively)	(22,993)	(115)	11,424
Reclassification adjustment for net gains on available for sale securities included in net income (net of tax of $459, $1,063, and $240 for the years ended December 31, 2013, 2012, and 2011, respectively)	(788)	(1,820)	(411)

Defined benefit pension plans:
Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $5,002, $1,684, and $6,857 for the years ended December 31, 2013, 2012, and 2011, respectively)	9,454	(3,930)	(10,293)

Total other comprehensive (loss) income	(14,327)	(5,865)	720

Comprehensive (loss) income	$(1,749)	$8,314	$11,756

Beneficial Mutual Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOW- PARENT COMPANY ONLY

(Dollars in thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$12,578	$14,179	$11,036
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(13,580)	(13,905)	(11,363)
Investment securities gain	—	(1,112)	(131)
Impairment on equity securities	—	—	—
Accrued interest receivable	—	—	14
Accrued interest payable	1	(6)	3
Net intercompany transactions	7,159	2,550	26,529
Amortization of debt premium on debenture	18	18	17
Changes in assets and liabilities that provided (used) cash:
Other liabilities	123	(457)	516
Other assets	(802)	161	724
Net cash provided by operating activities	5,497	1,428	27,345

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	—	—
Proceeds from sales of investment securities available-for-sale	—	3,589	682
Net change in money market securities	108	(1)	7
Cash paid in business combination	—	(29,438)	—
Net cash (used) provided by investing activities	108	(25,850)	689

FINANCING ACTIVITIES:
Dividend from the Bank	20,000	10,000	—
Purchase of treasury stock	(21,658)	(8,751)	(3,346)
Net cash (used) provided by financing activities	(1,658)	1,249	(3,346)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,947	(23,173)	24,688

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	32,625	55,798	31,110

CASH AND CASH EQUIVALENTS, END OF YEAR	$36,572	$32,625	$55,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$486	$528	$498
Cash payments of income taxes	4	68	47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Date: March 10, 2014	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer	March 10, 2014
Gerard P. Cuddy	and Director
(principal executive officer)

/s/ Thomas D. Cestare	Executive Vice President and Chief	March 10, 2014
Thomas D. Cestare	Financial Officer
(principal financial and
accounting officer)

/s/ Edward G. Boehne	Director	March 10, 2014
Edward G. Boehne

/s/ Karen Dougherty Buchholz	Director	March 10, 2014
Karen Dougherty Buchholz

/s/ Frank A. Farnesi	Director and Chairman of the Board	March 10, 2014
Frank A. Farnesi

/s/ Donald F. Gayhardt, Jr.	Director	March 10, 2014
Donald F. Gayhardt, Jr.

/s/ Elizabeth H. Gemmill	Director	March 10, 2014
Elizabeth H. Gemmill

/s/ Thomas J. Lewis	Director	March 10, 2014
Thomas J. Lewis

/s/ Joseph J. McLaughlin	Director	March 10, 2014
Joseph J. McLaughlin

/s/ George W. Nise	Director	March 10, 2014
George W. Nise

/s/Marcy C. Panzer	Director	March 10, 2014
Marcy C. Panzer

/s/ Roy D. Yates	Director	March 10, 2014
Roy D. Yates