Form 10-Q
period 2014-03-31
Beneficial Mutual Bancorp Inc
filed 2014-05-01
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 76,234,346 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 30,441,571 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$57,259	$41,801
Overnight investments	306,674	313,882
Total cash and cash equivalents	363,933	355,683

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $858,125 and $1,042,208 at March 31, 2014 and December 31, 2013, respectively)	861,558	1,034,180
Held-to-maturity (estimated fair value of $654,092 and $514,633 at March 31, 2014 and December 31, 2013, respectively)	663,370	528,829
Federal Home Loan Bank stock, at cost	17,404	17,417
Total investment securities	1,542,332	1,580,426

LOANS:	2,327,381	2,341,807
Allowance for loan losses	(54,061)	(55,649)
Net loans	2,273,320	2,286,158

ACCRUED INTEREST RECEIVABLE	13,615	13,999

BANK PREMISES AND EQUIPMENT, Net	76,712	71,753

OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	41,726	41,414
Other intangibles	7,540	8,007
Other assets	96,325	104,000
Total other assets	267,564	275,394
TOTAL ASSETS	$4,537,476	$4,583,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$322,343	$291,109
Interest-bearing deposits	3,294,314	3,368,907
Total deposits	3,616,657	3,660,016

Borrowed funds	250,374	250,370
Other liabilities	56,340	57,881
Total liabilities	3,923,371	3,968,267

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,401,207 and 82,298,707 issued and 76,429,496 and 77,123,026 outstanding, as of March 31, 2014 and December 31, 2013, respectively	824	823
Additional paid-in capital	358,719	356,963
Unearned common stock held by employee stock ownership plan	(15,653)	(16,102)
Retained earnings	344,497	342,025
Accumulated other comprehensive loss	(17,316)	(21,354)
Treasury Stock at cost 5,971,711 shares and 5,175,681 shares as of March 31, 2014and December 31,2013, respectively	(56,966)	(47,209)
Total stockholders’ equity	614,105	615,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,537,476	$4,583,413

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$26,458	$29,656
Interest on overnight investments	189	181
Interest and dividends on investment securities:
Taxable	7,795	7,410
Tax-exempt	662	715
Total interest income	35,104	37,962

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	443	800
Money market and savings deposits	1,329	1,621
Time deposits	2,001	2,123
Total	3,773	4,544
Interest on borrowed funds	1,801	1,852
Total interest expense	5,574	6,396
Net interest income	29,530	31,566
PROVISION FOR LOAN LOSSES	1,500	5,000
Net interest income after provision for loan losses	28,030	26,566

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	2,081	2,095
Service charges and other income	3,201	3,768
Mortgage banking income	125	242
Gain on sale of investment securities	204	833
Total non-interest income	5,611	6,938

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,010	13,988
Occupancy expense	3,618	2,515
Depreciation, amortization and maintenance	2,477	2,233
Marketing expense	885	927
Intangible amortization expense	467	467
FDIC insurance	783	951
Professional fees	1,355	1,935
Classified loan and other real estate owned related expense	342	1,116
Other	6,297	5,583
Total non-interest expense	31,234	29,715
Income before income taxes	2,407	3,789
Income tax (benefit) expense	(65)	575
Net income	$2,472	$3,214

NET EARNINGS PER SHARE - Basic and Diluted	$0.03	$0.04
Average common shares outstanding - Basic	74,241,064	76,376,452
Average common shares outstanding - Diluted	74,795,782	76,578,733

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013

Net Income	$2,472	$3,214
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) on available-for-sale securities arising during the period (net of deferred tax of $4,287 and $1,205 for the three months ended March 31, 2014 and 2013, respectively)	7,379	(2,121)

Unrealized losses on available-for-sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the three months ended March 31, 2014)	(3,459)	—

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $33 for the three months ended March 31, 2014)	90	—

Reclassification adjustment for net gains on available-for-sale securities included in net income (net of tax of $75 and $280 for the three months ended March 31, 2014 and 2013, respectively)	(129)	(480)

Defined benefit pension plans:

Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $145 and $166 for the three months ended March 31, 2014 and 2013, respectively)	157	404

Total other comprehensive income (loss)	4,038	(2,197)
Comprehensive income	$6,510	$1,017

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2014	82,298,707	$823	$356,963	$(16,102)	$342,025	$(47,209)	$(21,354)	$615,146

Net Income					2,472			2,472

KSOP shares committed to be released			94	449				543

Stock option expense			366					366

Restricted stock expense			214					214

Stock options exercised	102,500	1	1,082					1,083

Purchase of treasury stock						(9,757)		(9,757)

Net unrealized gains on AFS securities arising during the period (net of deferred tax of $4,287)							7,379	7,379

Unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $1,990)							(3,459)	(3,459)
Accretion of unrealized losses on AFS securities transferred to HTM (net of deferred tax of $33 for the three months ended March 31, 2014)							90	90

Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $75)							(129)	(129)

Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $145)							157	157

BALANCE, MARCH 31, 2014	82,401,207	$824	$358,719	$(15,653)	$344,497	$(56,966)	$(17,316)	$614,105

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$2,472	$3,214
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,500	5,000
Depreciation and amortization	1,645	1,526
Intangible amortization	467	467
Net gain on sale of investments	(204)	(833)
Accretion of discount on investments	(97)	(198)
Amortization of premium on investments	1,498	3,278
Gain on sale of loans	(50)	(98)
Net loss from disposition of premises and equipment	1	196
Impairment of fixed assets held for sale	—	36
Other real estate impairment	151	226
Gain on sale of other real estate	(794)	(175)
Amortization of KSOP	543	434
Increase in bank owned life insurance	(312)	(356)
Stock based compensation	1,663	572
Origination of loans held for sale	(2,098)	(8,284)
Proceeds from sale of loans	2,004	3,912
Changes in assets and liabilities:
Accrued interest receivable	384	(417)
Accrued interest payable	(208)	(125)
Income taxes receivable	1,942	400
Other liabilities	(1,030)	(25,018)
Other assets	1,319	3,861
Net cash provided by (used in) operating activities	10,796	(12,382)
INVESTING ACTIVITIES:
Loans originated or acquired	(147,292)	(114,873)
Principal repayment on loans	158,470	152,978
Purchases of investment securities available for sale	—	(103,743)
Proceeds from sales of investment securities available for sale	2,047	15,690
Proceeds from maturities, calls or repayments of investment securities available for sale	30,972	79,517
Purchases of investment securities held to maturity	—	(126,618)
Proceeds from sales of investment securities held to maturity	—	1,160
Proceeds from maturities, calls or repayments of investment securities held to maturity	17,162	44,248
Net (purchases) sales of money market and mutual funds	(7,162)	16,685
Redemption (purchase) of Federal Home Loan Bank stock	13	(1,439)
Proceeds from sale other real estate owned	2,771	1,695
Purchases of premises and equipment	(6,615)	(2,368)
Proceeds from sale of premises and equipment	9	—
Cash received (used) in other investing activities	191	(67)
Net cash provided by (used in) investing activities	50,566	(37,135)
FINANCING ACTIVITIES:
Increase in borrowed funds	6,000	81,000
Repayment of borrowed funds	(5,996)	(55,995)
Net decrease in checking, savings and demand accounts	(39,518)	(120,531)
Net decrease in time deposits	(3,841)	(18,590)
Purchase of treasury stock	(9,757)	(1,453)
Net cash used in financing activities	(53,112)	(115,569)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,250	(165,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	355,683	489,908
CASH AND CASH EQUIVALENTS, END OF YEAR	$363,933	$324,822
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$5,782	$6,521
Cash (received) payments for income taxes	(2,007)	105
Cash payment for pension contribution	—	24,000
Transfers of loans to other real estate owned	306	1,704
Transfers of securities at fair value from available for sale to held to maturity	152,200	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company”, “Beneficial”, or “Bancorp”) with the U.S. Securities and Exchange Commission on March 10, 2014.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other period.

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

Use of Estimates in the Preparation of Financial Statements

These unaudited interim condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include the allowance for loan losses, goodwill and other intangible assets, income taxes, and postretirement benefits.

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 59 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities (“the Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is regulated by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2014 and March 31, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	7,379	—	7,379
Unrealized losses on AFS securities transferred to HTM	(3,459)	—	(3,459)
Accretion of unrealized losses on AFS securities transferred to HTM	90	—	90
Amount reclassified from accumulated other comprehensive loss	(129)	157	28
Net current-period other comprehensive income	3,881	157	4,038
Ending balance, March 31, 2014	$(1,197)	$(16,119)	$(17,316)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(2,121)	—	(2,121)
Amount reclassified from accumulated other comprehensive loss	(480)	404	(76)
Net current-period other comprehensive (loss) income	(2,601)	404	(2,197)
Ending balance, March 31, 2013	$16,102	$(25,326)	$(9,224)

The following tables present reclassifications out of AOCI by component for the three months ended March 31, 2014 and March 31, 2013:

For the Three Months Ended March 31, 2014

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(204)		Net gain on sale of investment securities
	75		Income tax expense
	$(129)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$41	(1)	Other non-interest expense
Prior service costs	(132	)(1)	Other non-interest expense
Net recognized actuarial losses	393	(1)	Other non-interest expense
	$302		Total before tax
	(145)		Income tax benefit
	$157		Net of tax

(1)        These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 13 - Pension and Other Postretirement Benefits for additional details.

For the Three Months Ended March 31, 2013

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(760)		Net gain on sale of investment securities
	280		Income tax expense
	$(480)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$41	(1)	Other non-interest expense
Prior service costs	(132	)(1)	Other non-interest expense
Net recognized actuarial losses	661	(1)	Other non-interest expense
	$570		Total before tax
	(166)		Income tax benefit
	$404		Net of tax

(1)        These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 13 - Pension and Other Postretirement Benefits for additional details.

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2014	2013
Basic and diluted earnings per share:
Net income	$2,472	$3,214
Basic average common shares outstanding	74,241,064	76,376,452
Effect of dilutive securities	554,718	202,281
Dilutive average shares outstanding	74,795,782	76,578,733
Net earnings per share
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented.  For the three months ended March 31, 2014, there were 674,500 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2013, there were 2,786,700 outstanding options that were anti-dilutive for the earnings per share calculation.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$11,578	$1	$43	$11,536
GNMA guaranteed mortgage certificates	5,640	215	—	5,855
GSE mortgage-backed securities	694,368	9,310	8,156	695,522
GSE collateralized mortgage obligations	56,193	216	66	56,343
Municipal bonds	64,850	1,999	—	66,849
Money market, mutual funds and certificates of deposit	25,496	—	43	25,453

Total	$858,125	$11,741	$8,308	$861,558

	March 31, 2014
	Investment Securities Held-to-Maturity
			Gross	Gross	Estimated
	Amortized		Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost		Gains	Losses	Value

GSE mortgage-backed securities	$603,333	(1)	$1,355	$10,100	$594,588
GSE collateralized mortgage obligations	54,627	(1)	54	704	53,977
Municipal bonds	3,410		115	—	3,525
Foreign bonds	2,000		2	—	2,002

Total	$663,370		$1,526	$10,804	$654,092

(1)         Amounts include the remaining unamortized portion of the unrealized loss of $5.3 million at March 31, 2014 that was recognized in accumulated other comprehensive income on February 28, 2014 (the day on which certain securities were transferred from available-for-sale to held-to-maturity).

	December 31, 2013
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$12,968	$—	$51	$12,917
GNMA guaranteed mortgage certificates	5,815	204	—	6,019
GSE mortgage-backed securities	840,787	9,538	17,227	833,098
GSE collateralized mortgage obligations	98,708	82	2,361	96,429
Municipal bonds	65,593	1,836	—	67,429
Money market, mutual funds and certificates of deposit	18,337	—	49	18,288

Total	$1,042,208	$11,660	$19,688	$1,034,180

	December 31, 2013
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$502,556	$650	$14,389	$488,817
GSE collateralized mortgage obligations	20,863	61	654	20,270
Municipal bonds	3,410	125	—	3,535
Foreign bonds	2,000	11	—	2,011

Total	$528,829	$847	$15,043	$514,633

During the three months ended March 31, 2014, the Bank sold $2.0 million of mortgage-backed securities and $91 thousand of other securities that resulted in an aggregate gain of $204 thousand.

During the three months ended March 31, 2014, the Bank transferred five debt securities at a fair value of $152.2 million from available-for-sale securities to held-to-maturity securities as management has the intent and ability to hold these securities to maturity.  On the date of transfer, the securities had a par value of $155.9 million. The difference between the fair value and the par value was $3.7 million, which included a $5.4 million unrealized loss and a $1.7 million unamortized premium, and will be accreted into interest income over the expected life of the securities. This amount will be equally offset by the amortization of the unrealized loss at the date of transfer, which is included in accumulated other comprehensive income.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments - Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. The likelihood of recovering the Company’s investment, whether the Company has the intent to sell the investment or that it is more likely than not that the Company will be required to sell the investment before recovery is also used to determine the nature of the decline in market value of the securities.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $18.3 million related to its GSE mortgage-backed securities as of March 31, 2014. Additionally, the Company had an unrealized loss of $770 thousand on GSE collateralized mortgage obligations and an unrealized loss of $86 thousand on other debt securities and mutual funds as of March 31, 2014.

GSE Mortgage-Backed Securities

The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 2.0%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2014.

GSE Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included a GSE CMO with an unrealized loss of 0.6% as of March 31, 2014. The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 1.9% as of March 31, 2014.

The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2014.

Other Debt Securities

The Company reviewed its portfolio for the three months ended March 31, 2014, and with respect to the remaining debt securities in an unrealized loss position, the unrealized loss is not credit quality related and the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$11,390	$43	$—	$—	$11,390	$43
GSE mortgage-backed securities	900,078	18,256	—	—	900,078	18,256
Collateralized mortgage obligations	27,718	544	35,622	226	63,340	770
Subtotal, debt securities	939,186	18,843	35,622	226	974,808	19,069
Mutual Funds	—	—	1,174	43	1,174	43
Total temporarily impaired securities	$939,186	$18,843	$36,796	$269	$975,982	$19,112

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$12,816	$51	$—	$—	$12,816	$51
Mortgage-backed securities	1,075,483	31,616	—	—	1,075,483	31,616
Collateralized mortgage obligations	71,780	876	36,463	2,139	108,243	3,015
Subtotal, debt securities	$1,160,079	$32,543	$36,463	$2,139	$1,196,542	$34,682
Mutual Funds	1,261	49	—	—	1,261	49
Total temporarily impaired securities	$1,161,340	$32,592	$36,463	$2,139	$1,197,803	$34,731

The following table sets forth the stated maturities of the investment securities at March 31, 2014 and December 31, 2013.  Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$3,481	$3,502	$4,241	$4,286
Due after one year through five years	8,021	8,295	8,016	8,328
Due after five years through ten years	48,244	49,276	49,623	50,659
Due after ten years	16,694	17,324	16,693	17,085
Mortgage-backed securities	756,201	757,720	945,310	935,546
Money market and mutual funds	25,484	25,441	18,325	18,276
Total	$858,125	$861,558	$1,042,208	$1,034,180

Held-to-maturity:
Due in one year or less	$4,040	$4,058	$2,540	$2,573
Due after one year through five years	990	1,034	2,490	2,543
Due after five years through ten years	380	435	380	430
Due after ten years	—	—	—	—
Mortgage-backed securities	657,960	648,565	523,419	509,087
Total	$663,370	$654,092	$528,829	$514,633

At March 31, 2014 and December 31, 2013, $161.1 million and $296.8 million, respectively, of securities were pledged to secure municipal deposits.  At March 31, 2014 and December 31, 2013, the Company had $32.6 million and $33.2 million, respectively, of securities pledged as collateral on secured borrowings.  At March 31, 2014 and December 31, 2013, the Company had no securities pledged as collateral on interest rate swaps.

At both March 31, 2014 and December 31, 2013, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $17.4 million.  The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at March 31, 2014 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 6 — LOANS

Loans at March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Commercial:
Commercial real estate	$597,061	$584,133
Commercial business loans	375,158	378,663
Commercial construction	36,265	38,067
Total commercial loans	1,008,484	1,000,863

Residential:
Residential real estate	675,989	683,700
Residential construction	276	277
Total residential loans	676,265	683,977

Consumer loans:
Home equity & lines of credit	226,509	234,154
Personal	38,265	40,892
Education	204,376	206,521
Automobile	173,482	175,400
Total consumer loans	642,632	656,967
Total loans	2,327,381	2,341,807

Allowance for losses	(54,061)	(55,649)
Loans, net	$2,273,320	$2,286,158

Included in the balance of residential loans are approximately $144 thousand and $780 thousand of loans held for sale at March 31, 2014 and December 31, 2013, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the three months ended March 31, 2014, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $2.0 million and recorded mortgage banking income of approximately $125 thousand.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  As of March 31, 2014 and December 31, 2013, the balance of the Company’s outstanding purchased shared national credits was $102.4 million and $39.9 million, respectively.  As of March 31, 2014 and December 31, 2013, none of the shared national credits were past due.

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

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at March 31, 2014 or December 31, 2013 for non-performing loans.  The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2014	2013	2013

Balance, beginning of year	$55,649	$57,649	$57,649
Provision for loan losses	1,500	5,000	13,000
Charge-offs	(3,598)	(4,767)	(20,337)
Recoveries	510	797	5,337

Balance, end of period	$54,061	$58,679	$55,649

The following table sets forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2014 and the year ended December 31, 2013:

	COMMERCIAL			RESIDENTIAL		CONSUMER
March 31, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	1,900	992	—	177	—	39	89	24	377	—	3,598
Recoveries	55	135	120	3	—	69	28	—	100	—	510
Provision (credit)	2,164	362	(1,083)	126	—	(403)	(341)	—	675	—	1,500
Allowance ending balance	$22,408	$18,806	$2,225	$2,152	$—	$2,760	$2,285	$282	$2,593	$550	$54,061

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,408	18,806	2,225	2,152	—	2,760	2,285	282	2,593	550	54,061
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,408	$18,806	$2,225	$2,152	$—	$2,760	$2,285	$282	$2,593	$550	$54,061

Financing receivable:
Ending balance
Individually evaluated for impairment	$33,437	$17,445	$2,170	$12,465	$130	$1,214	$149	$—	$166	$—	$67,176
Collectively evaluated for impairment	563,514	357,713	33,978	663,338	146	225,295	38,116	204,376	173,316	—	2,259,792
Loans acquired with deteriorated credit quality(1)	110	—	117	186	—	—	—	—	—	—	413
Total Portfolio	$597,061	$375,158	$36,265	$675,989	$276	$226,509	$38,265	$204,376	$173,482	$—	$2,327,381

(1)             Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	7,795	5,340	3,539	836	215	740	654	105	1,113	—	20,337
Recoveries	1,785	902	1,058	430	—	255	182	—	725	—	5,337
Provision (credit)	6,105	5,651	(2,573)	313	73	1,221	1,097	108	1,005	—	13,000
Allowance ending balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,089	19,301	3,188	2,200	—	3,133	2,687	306	2,195	550	55,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,027	$26,022	$2,518	$12,827	$130	$1,120	$107	—	$151	—	$70,902
Collectively evaluated for impairment	555,998	352,641	35,345	670,686	147	233,034	40,785	206,521	175,249	—	2,270,406
Loans acquired with deteriorated credit quality(1)	108	—	204	187	—	—	—	—	—	—	499
Total Portfolio	$584,133	$378,663	$38,067	$683,700	$277	$234,154	$40,892	$206,521	$175,400	$—	$2,341,807

(1)             Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities.  Under the accounting guidance FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.  When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off.  The measurement is based either on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  Most of the Company’s commercial loans are collateral dependent and, therefore, the Company uses the value of the collateral to measure the loss. Any collateral or discounted cash flow deficiency for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at March 31, 2014 and December 31, 2013:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	March 31, 2014
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$516,913	87%	$343,817	92%	$31,608	87%	$668,456	99%	$146	53%	$1,560,940	93%
Special Mention	37,644	6%	1,509	—%	1,555	4%	—	—%	—	—%	40,708	2%
Substandard	42,504	7%	29,832	8%	3,102	9%	7,533	1%	130	47%	83,101	5%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$597,061	100%	$375,158	100%	$36,265	100%	$675,989	100%	$276	100%	$1,684,749	100%

	December 31, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$511,527	88%	$318,190	84%	$32,719	86%	$675,667	99%	$147	53%	$1,538,250	91%
Special Mention	25,806	4%	21,714	6%	2,006	5%	—	—%	—	—%	49,526	3%
Substandard	46,800	8%	38,759	10%	3,342	9%	8,033	1%	130	47%	97,064	6%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$584,133	100%	$378,663	100%	$38,067	100%	$683,700	100%	$277	100%	$1,684,840	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of March 31, 2014 and December 31, 2013:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	March 31, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$225,460	100%	$38,129	100%	$184,140	90%	$173,316	100%	$621,045	97%
Non-performing	1,049	—%	136	—%	20,236	10%	166	—%	21,587	3%
Total	$226,509	100%	$38,265	100%	$204,376	100%	$173,482	100%	$642,632	100%

	December 31, 2013
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$233,201	100%	$40,785	100%	$182,111	88%	$175,249	100%	$631,346	96%
Non-performing	953	—%	107	—%	24,410	12%	151	—%	25,621	4%
Total	$234,154	100%	$40,892	100%	$206,521	100%	$175,400	100%	$656,967	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of March 31, 2014, are as follows:

March 31,
(Dollars in thousands)	2014

Outstanding principal balance	$836
Carrying amount	413

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of March 31, 2014

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$418	2%	$325	2%	$5,484	15%	$6,227	9%	$590,834	26%	$597,061	25%	$—	$16,911	35%
Commercial business loans	121	1%	3,727	27%	5,636	15%	9,484	14%	365,674	16%	375,158	16%	—	16,522	34%
Commercial construction	—	—%	—	—%	2,170	6%	2,170	3%	34,095	2%	36,265	2%	—	2,170	5%
Total commercial	$539	3%	$4,052	29%	$13,290	36%	$17,881	26%	$990,603	44%	$1,008,484	43%	$—	$35,603	74%

Residential:
Residential real estate	$1,950	11%	$1,626	12%	$2,919	8%	$6,495	10%	$669,494	30%	$675,989	29%	$—	$11,043	23%
Residential construction	—	—%	—	—%	130	—%	130	—%	146	—%	276	—%	—	130	—%
Total residential	$1,950	11%	$1,626	12%	$3,049	8%	$6,625	10%	$669,640	30%	$676,265	29%	$—	$11,173	23%

Consumer loans:
Home equity & lines of credit	$738	4%	$278	2%	$443	1%	$1,459	2%	$225,050	10%	$226,509	10%	$—	$1,049	3%
Personal	498	3%	147	1%	—	—%	645	1%	37,620	2%	38,265	2%	—	136	—%
Education	12,063	68%	7,648	54%	20,236	55%	39,947	58%	164,429	6%	204,376	9%	20,236	—	—%
Automobile	1,903	11%	215	2%	—	—%	2,118	3%	171,364	8%	173,482	7%	—	166	—%
Total consumer	$15,202	86%	$8,288	59%	$20,679	56%	$44,169	64%	$598,463	26%	$642,632	28%	$20,236	$1,351	3%

Total	$17,691	100%	$13,966	100%	$37,018	100%	$68,675	100%	$2,258,706	100%	$2,327,381	100%	$20,236	$48,127	100%

(1)                   Non-accruing loans do not include $413 thousand of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition.

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

(1)         Non-accruing loans do not include $499 thousand of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition.

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

•            An updated appraisal or home valuation, which must demonstrate sufficient collateral value to support the debt;

•            Sustained performance based on the restructured terms for at least six consecutive months; and

•            Approval by the Special Assets Committee, which consists of the Chief Credit Officer, the Chief Financial Officer and other members of senior management.

The Bank had 22 loans totaling $15.8 million and 32 loans totaling $14.7 million whose terms were modified in a manner that met the criteria for a TDR as of March 31, 2014 and March 31, 2013, respectively.  As of March 31, 2014, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $8.4 million, 2 were commercial business loans with an aggregate outstanding balance of $3.7 million, 3 were commercial construction loans with an aggregate outstanding balance of $1.3 million, 3 were residential real estate loans with an aggregate outstanding balance of $2.1 million, and the remaining 4 were consumer loans with an aggregate outstanding balance of $359 thousand.  As of March 31, 2013, 10 of the TDRs were commercial real estate loans with an aggregate outstanding balance of $7.6 million, 8 were commercial business loans with an aggregate outstanding balance of $3.5 million, 3 were commercial construction loans with an aggregate outstanding balance of $2.7 million, 2 were residential real estate loans with an aggregate outstanding balance of $141 thousand, and the remaining 9 were consumer loans with an aggregate outstanding balance of $672 thousand.

The following tables summarize information about TDRs as of the three months ended March 31, 2014 and March 31, 2013:

For the Three Months Ended March 31, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	14	11,542
Outstanding principal balance at period end	22	15,846
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	4	2,413

	For the Three Months Ended March 31, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	3	$311
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	2	202
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	1	109
Outstanding principal balance immediately before modification	3	311
Outstanding principal balance immediately after modification	3	311
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	15	6,616
Outstanding principal balance at period end	32	14,686
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	3	1,726

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

Components of Impaired Loans

Impaired Loans

Year to date March 31, 2014

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$16,911	$24,770	$—	$19,619	$—	$—
Commercial Business	16,522	21,875	—	15,581	—	—
Commercial Construction	2,170	5,865	—	2,314	—	—
Residential Real Estate	11,043	11,628	—	11,196	—	—
Residential Construction	130	338	—	130	—	—
Home Equity and Lines of Credit	1,049	1,076	—	979	—	—
Personal	136	136	—	114	—	—
Education	—	—	—	—	—	—
Auto	166	166	—	175	—	—
Total Impaired Loans:	$48,127	$65,854	$—	$50,108	$—	$—

Commercial	$35,603	$52,510	$—	$37,514	$—	$—
Residential	11,173	11,966	—	11,326	—	—
Consumer	1,351	1,378	—	1,268	—	—
Total	$48,127	$65,854	$—	$50,108	$—	$—

The impaired loans table above does not include $413 thousand of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$20,613	$28,116	$—	$23,889	$—	$—
Commercial Business	26,022	30,264	—	12,521	—	—
Commercial Construction	2,518	6,214	—	8,745	—	—
Residential Real Estate	11,393	11,955	—	12,295	—	—
Residential Construction	130	338	—	447	—	—
Home Equity and Lines of Credit	953	971	—	1,140	—	—
Personal	107	107	—	208	—	—
Education	—	—	—	—	—	—
Auto	151	151	—	147	—	—
Total Impaired Loans:	$61,887	$78,116	$—	$59,392	$—	$—

Commercial	$49,153	$64,594	—	$45,155	—	—
Residential	11,523	12,293	—	12,742	—	—
Consumer	1,211	1,229	—	1,495	—	—
Total	$61,887	$78,116	$—	$59,392	$—	$—

The impaired loans table above includes $10.1 million of accruing TDRs that were modified during 2013 and are performing in accordance with their modified terms.  The impaired loans table above does not include $499 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at March 31, 2014. Interest income that would have been recorded for the three months ended March 31, 2014, had impaired loans been current according to their original terms, amounted to $870 thousand.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at March 31, 2014 and December 31, 2013 amounted to $68.4 million and $76.2 million, respectively, and include $20.2 million and $24.4 million, respectively, of government guaranteed student loans.

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial Corp., FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles, which are amortized over an estimated useful life of ten years. As of March 31, 2014, the core deposit intangibles net of accumulated amortization totaled $5.0 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over a remaining estimated useful life of 7 years.

Goodwill and other intangibles at March 31, 2014 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2014	$121,973	$8,007
Additions	—	—
Amortization	—	(467)
Balance at March 31, 2014	$121,973	$7,540

During 2013, management reviewed qualitative factors for the Bank, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions were incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our December 31, 2013  annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2013.  Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods. Beneficial Insurance Services recorded an increase in revenue of $125 thousand to $2.0 million for the three months ended March 31, 2014 compared to $1.9 million for the same period in 2013 and an increase in earnings before income taxes, interest expense, depreciation and amortization (EBITDA) of $229 thousand to $547 thousand for the three months ended March 31, 2014 compared to $318 thousand for the same period in 2013.

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

During the three months ended March 31, 2014, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 8 — OTHER ASSETS

The following table provides selected information on other assets at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Investments in affordable housing and other partnerships	$12,210	$12,541
Cash surrender value of life insurance	19,942	20,049
Prepaid assets	2,140	2,203
Net deferred tax assets	46,212	48,612
Other real estate	4,039	5,861
Mortgage servicing rights	1,490	1,524
All other assets	10,292	13,210
Total other assets	$96,325	$104,000

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

NOTE 9 — DEPOSITS

Deposits consisted of the following major classifications at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	% of Total Deposits	December 31, 2013	% of Total Deposits

Non-interest bearing deposits	$322,343	8.9%	$291,109	7.9%
Interest-earning checking accounts	676,717	18.7%	686,582	18.8%
Municipal checking accounts	285,986	7.9%	383,043	10.5%
Money market accounts	446,896	12.4%	441,881	12.1%
Savings accounts	1,158,494	32.0%	1,127,339	30.8%
Time deposits	726,221	20.1%	730,062	19.9%

Total deposits	$3,616,657	100.0%	$3,660,016	100.0%

NOTE 10 — BORROWED FUNDS

Borrowed funds at March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
FHLB advances	$195,000	$195,000
Repurchase agreements	30,000	30,000
Statutory trust debenture	25,374	25,370
Total borrowed funds	$250,374	$250,370

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2014 and December 31, 2013, loans in the amount of $226.3 million and $230.2 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.  At March 31, 2014 and December 31, 2013, the Company had $32.6 million and $33.2 million, respectively, of securities pledged as collateral on secured borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2014 and December 31, 2013, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2014 and December 31, 2013, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2014:
Tier 1 Capital (to average assets)	$457,406	10.46%	$131,162	3.00%	$218,604	5.00%
Tier 1 Capital (to risk weighted assets)	457,406	20.74%	88,202	4.00%	132,304	6.00%
Total Capital (to risk weighted assets)	485,303	22.01%	176,405	8.00%	220,506	10.00%
As of December 31, 2013:
Tier 1 Capital (to average assets)	$456,285	10.22%	$134,000	3.00%	$223,333	5.00%
Tier 1 Capital (to risk weighted assets)	456,285	20.57%	88,740	4.00%	133,109	6.00%
Total Capital (to risk weighted assets)	484,370	21.83%	177,479	8.00%	221,849	10.00%

NOTE 12 — INCOME TAXES

For the three months ended March 31, 2014, the Company recorded a benefit for income taxes of $65 thousand, reflecting an effective tax benefit of 2.7% compared to a provision for income taxes of $575 thousand, reflecting an effective tax rate of 15.2% for the quarter ended March 31, 2013.  Income tax expense decreased $640 thousand for the quarter ended March 31, 2014 compared to the same period in 2013.  The tax expense decrease can be attributed to 2014 estimated pretax income being lower than 2013 and the portion of pretax income consisting of tax-exempt income and low income housing tax credits representing a greater proportional tax benefit for 2014 versus 2013.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (21.2%), 4.5% and (17.1%) in the effective income tax rate calculation as of March 31, 2014, respectively, and (11.3%), 2.8% and (12.9%) in the effective income tax rate calculation as of March 31, 2013, respectively.

As of March 31, 2014, the Company had net deferred tax assets totaling $46.2 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state and local net operating losses, other-than-temporary impairments, and a charitable contribution carryover that will expire on December 31, 2015 that, if not used, management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as March 31, 2014. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

NOTE 13 — PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$—	$—	$45	$65
Interest cost	960	883	240	234
Expected return on assets	(1,512)	(1,588)	—	—
Amortization of loss	351	528	42	133
Amortization of prior service cost	—	—	(132)	(132)
Amortization of transition obligation	—	—	41	41
Net periodic pension (benefit) cost	$(201)	$(177)	$236	$341

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company made sufficient contributions to the EIP Trust to fund the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of March 31, 2014, 686,775 shares were fully vested and 400,000 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2014 was $214 thousand, as compared to $57 thousand for the three months ended March 31, 2013.  The increase in compensation expense for the three months ended March 31, 2014 compared to the same period last year was due to the reversal of $469 thousand of expense in the first quarter of 2013 for performance based awards as management determined that it was no longer probable that the performance threshold would be met.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	515,200	$9.21
Issued	136,500	11.85
Vested	(42,000)	9.09
Forfeited	(61,100)	11.34
Non-vested Stock Awards outstanding, March 31, 2014	548,600	9.64

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(61,000)	9.29
Forfeited	—	—
Non-vested Stock Awards outstanding, March 31, 2013	619,175	9.60

The fair value of the 42,000 shares that vested during the three months ended March 31, 2014 was $538 thousand. The fair value of the 61,000 shares vested during the three months ended March 31, 2013 was $609 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the three months ended March 31, 2014, the Company granted 674,500 options compared to 609,500 options granted during the three months ended March 31, 2013. All options issued contain service conditions based on the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $366 thousand for the three months ended March 31, 2014, compared to $489 thousand for the three months ended March 31, 2013.

A summary of option activity as of March 31, 2014 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	2,876,850	$10.12
Granted	674,500	11.85
Exercised	(102,500)	10.56
Forfeited	(22,000)	8.87
Expired	—	—
March 31, 2014	3,426,850	10.46

A summary of option activity as of March 31, 2013 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(3,100)	8.48
Forfeited	(900)	9.70
Expired	—	—
March 31, 2013	2,938,800	10.12

The weighted average remaining contractual term was approximately 7.12 years and the aggregate intrinsic value was $9.4 million for options outstanding as of March 31, 2014.  As of March 31, 2014, exercisable options totaled 1,738,620 with an average weighted exercise price of $10.72 per share, a weighted average remaining contractual term of approximately 5.42 years, and an aggregate intrinsic value of $4.3 million.  The weighted average remaining contractual term was approximately 7.39 years and the aggregate intrinsic value was $2.3 million for options outstanding as of March 31, 2013. As of March 31, 2013, exercisable options totaled 1,305,640 with an average weighted exercise price of $10.96 per share, a weighted average remaining contractual term of approximately 5.98 years, and an aggregate intrinsic value of $546 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
	2014	2013
Weighted average fair value of options granted	$4.37	$3.37
Weighted average risk-free rate of return	2.04%	1.08%
Weighted average expected option life in months	78	78
Weighted average expected volatility	32.67%	34.69%
Expected dividends	$—	$—

As of March 31, 2014, there was $6.1 million of total unrecognized compensation cost related to options and $3.8 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of March 31, 2013, there was $4.8 million of total unrecognized compensation cost related to options and $3.9 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 4.01 and 3.84 years as of March 31, 2014 and March 31, 2013, respectively. The average weighted lives for the stock award expense were 3.82 and 3.47 years at March 31, 2014 and March 31, 2013, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At March 31, 2014 and December 31, 2013, the Company had outstanding commitments to purchase or originate loans aggregating $34.4 million and $38.2 million, respectively, commitments to customers on available lines of credit of $191.8 million and $166.2 million, respectively, and standby letters of credit of $12.0 million and $12.0 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $540 thousand and $765 thousand at March 31, 2014 and December 31, 2013, respectively.

As previously disclosed, in the first quarter of 2013, the Company received notice that it was being investigated by the Department of Justice (“DOJ”) for potential violations of the Equal Credit Opportunity Act and Fair Housing Act relating to the Company’s home-mortgage lending practices from January 1, 2008 to the present.

In late January 2014, the Company received correspondence from the DOJ indicating that the DOJ had completed its review and determined that the matter did not require enforcement action by the DOJ and was being referred back to the FDIC.  The Company is not able to determine whether further action will be taken at this point with respect to the ultimate resolution of this matter and the Company is in discussions with the FDIC Staff to clear this matter. Until this matter is resolved, it is unlikely that any regulatory applications will be filed related to strategic expansion or regarding a second step conversion.

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity.  A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. (2) The component of an entity or group of components of an entity is disposed of by sale. (3) The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity.  The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update also require expanded disclosures for discontinued operations.  The amendments in this update affect an entity that has either of the following: (1) A component of an entity that either is disposed of or meets the criteria in paragraph 205-20-45-1E to be classified as held for sale; or (2) A business or nonprofit activity that, on acquisition, meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.  A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-

counter market should apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  An entity should not apply the amendments in this update to a component of an entity, or a business or nonprofit activity, that is classified as held for sale before the effective date even if the component of an entity, or business or nonprofit activity, is disposed of after the effective date.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Company does not anticipate a significant impact to the consolidated financial statements related to this guidance.

In March 2014, the FASB issued ASU 2014-06 - Technical Corrections and Improvements Related to Glossary Terms: The amendments in this update represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary.  The amendments in this update do not have transition guidance and will be effective upon issuance for both public entities and nonpublic entities.  The amendments in this update are not expected to result in substantive changes to the application of existing guidance. Additionally, the amendments are not expected to create any new differences between U.S. GAAP and IFRS.  The Company adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no impact to the consolidated financial statements related to this guidance.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740): The amendments of this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The Company adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no material impact to the consolidated financial statements related to this guidance as we have no unrecognized tax benefits that are part of our net operating loss carryforward.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  This includes debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The guidance in this update requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.  The Company adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no material impact to the consolidated financial statements related to this guidance as we have no such arrangements.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows authoritative guidance under FASB ASC Topic 820 for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The definition of fair value under ASC 820 is the exchange price. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the three months ended March 31, 2014.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and any collateral or discounted cash flow shortfall is charged-off.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows.  At March 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows at March 31, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,490	$1,490
Investment securities available for sale:
U.S. GSE and agency notes	—	11,536	—	11,536
GNMA guaranteed mortgage certificates	—	5,855	—	5,855
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	56,343	—	56,343
GSE mortgage-backed securities	—	695,522	—	695,522
Municipal bonds
General obligation municipal bonds	—	50,497	—	50,497
Revenue municipal bonds	—	16,352	—	16,352
Money market funds	24,267	—	—	24,267
Mutual funds	1,174	—	—	1,174
Certificates of deposit	12	—	—	12
Interest rate swap agreements		160	—	160
Total Assets	$25,453	$836,265	$1,490	$863,208
Liabilities:
Interest rate swap agreements	$—	$155	$—	$155
Total Liabilities	$—	$155	$—	$155

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,524	$1,524
Investment securities available for sale:
U.S. GSE and agency notes	—	12,917	—	12,917
GNMA guaranteed mortgage certificates	—	6,019	—	6,019
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	96,429	—	96,429
GSE mortgage-backed securities	—	833,098	—	833,098
Municipal bonds
General obligation municipal bonds	—	51,316	—	51,316
Revenue municipal bonds	—	16,113	—	16,113
Money market funds	17,015	—	—	17,015
Mutual funds	1,261	—	—	1,261
Certificates of deposit	12	—	—	12
Interest rate swap agreements	—	294	—	294
Total Assets	$18,288	$1,016,186	$1,524	$1,035,998
Liabilities:
Interest rate swap agreements	$—	$270	$—	$270
Total Liabilities	$—	$270	$—	$270

Level 1 Valuation Techniques and Inputs

Included in this category are money market funds, mutual funds and certificates of deposit.  To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.

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

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are generated on either a price or spread basis as determined by the observed market data.  For spread-based evaluations, a non-call spread scale is created and an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Final spreads are added to a benchmark curves (e.g. U.S. Treasury curve).

GNMA Guaranteed Mortgage Certificates. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity. The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speed assumptions to generate an average life for each pool. The appropriate spread is applied to the point on the benchmark curve (e.g. the Treasury curve) that is equal to the average life of any given pool. This is the yield by which the cash flows are discounted.  Pool specific evaluation method enhances the information used in the seasoned model by incorporating the current weighted average maturity and taking into account additional pool level information supplied directly by the agency.  Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

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

GSE Mortgage-backed Securities. Included in this category are Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities and Fannie Mae and Freddie Mac Adjustable Rate residential mortgage backed securities. Pricing evaluations are based on issuer type, coupon, maturity, and original weighted average maturity. The pricing service’s seasoned evaluation model runs a daily cash flow incorporating projected prepayment speed assumptions to generate an average life for each pool. The appropriate spread is applied to the point on the benchmark curve (e.g. the Treasury curve) that is equal to the average life of any given pool. This is the yield by which the cash flows are discounted.  Pool specific evaluation method enhances the information used in the seasoned model by incorporating the current weighted average maturity and taking into account additional pool level information supplied directly by the government sponsored enterprise.  Additionally, for adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

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

Interest Rate Swaps. The Company’s valuation methodology for over-the-counter (“OTC”) derivatives includes an analysis of discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$1,524	$8,722	$1,302
Additions	11	—	43
Included in other comprehensive income	—	172	—
Payments	(9)	(24)	(41)
Net accretion	—	8	—
(Decrease) Increase in fair value due to changes in valuation inputs or assumptions	(36)	—	33
Balance, March 31,	$1,490	$8,878	$1,337

During the quarter ended December 31, 2013, the Company sold its holdings in pooled trust preferred securities due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at March 31, 2014 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2014	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,939	$—	$—	$2,939	$(359)
Other real estate owned	306	—	—	306	—

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2013	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$10,655	$—	$—	$10,655	$(512)
Other real estate owned	1,682	—	—	1,682	(22)
Long lived assets held for sale	405	—	405	—	(36)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At March 31, 2014		At December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$363,933	$363,933	$355,683	$355,683
Securities available for sale	See previous table	861,558	861,558	1,034,180	1,034,180
Securities held to maturity	Level 2	663,370	654,092	528,829	514,633
FHLB stock	Level 3	17,404	17,404	17,417	17,417
Loans, net	Level 3	2,273,176	2,322,752	2,285,378	2,323,627
Loans held for sale	Level 2	144	152	780	806
Mortgage servicing rights	Level 3	1,490	1,490	1,524	1,524
Interest rate swaps	Level 2	160	160	294	294
Accrued interest receivable	Level 3	13,615	13,615	13,999	13,999

Liabilities:
Deposits	Level 2	3,616,657	3,624,212	3,660,016	3,666,614
Borrowed funds	Level 2	250,374	250,448	250,370	249,845
Interest rate swaps	Level 2	155	155	270	270
Accrued interest payable	Level 2	1,998	1,998	2,206	2,206

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

Interest Rate Swaps - The Company’s valuation methodology for OTC derivatives includes an analysis of discount cash flows based on OIS rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. The Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2014 and December 31, 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — EMPLOYEE SEVERANCE CHARGES AND OTHER RESTRUCTURING COSTS

During the first quarter of 2011, Beneficial’s management completed a comprehensive review of the Bank’s operating cost structure and finalized an expense management reduction program.  As a result of this review, the Bank reduced approximately 4% of its workforce.  Additionally, the Bank made the decision to consolidate 5 of its branch locations into other existing branches.  These actions resulted in a $4.1 million restructuring charge, which consisted of $2.5 million of severance, $672 thousand of payments due under employment contracts and other costs, and $947 thousand of fixed asset retirement expense.  During the second quarter of 2011, $978 thousand of severance expense was accrued relating to the departure of an executive officer.  During the second quarter of 2012, the Company accrued for merger and restructuring charges related to the acquisition of SE Financial, as well as the restructuring of a department and the departure of an officer of the Bank that totaled $2.8 million.

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2013	$184	$359	$543
Accrual reversal during the three months ended March 31, 2014	(10)	—	(10)
Paid during the three months ended March 31, 2014	(82)	(20)	(102)
Accrued at March 31, 2014	$92	$339	$431

NOTE 19 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of service charges and other income in the Company’s consolidated statements of income for each period.  As of March 31, 2014 and March 31, 2013, the Company serviced $155.2 million and $167.4 million of residential mortgage loans, respectively.  During the three months ended March 31, 2014 and March 31, 2013, the Company recognized $99 thousand and $103 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2014 and 2013:

	Residential
	Mortgage Servicing Rights
	For the Three Months Ended March 31,
Dollars in thousands	2014	2013

Balance, January 1,	$1,524	$1,302
Additions	11	43
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(9)	33
Paydowns	(36)	(41)
Balance, March 31,	$1,490	$1,337

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.97%, a discount rate equal to 9.88% and an escrow earnings credit rate equal to 1.69%.  At March 31, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 14.69%, a discount rate equal to 8.75% and an escrow earnings credit rate equal to 0.96%.

At March 31, 2014 and March 31, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	March 31, 2014	March 31, 2013

Fair value of residential mortgage servicing rights	$1,490	$1,337

Weighted average life (years)	5.9 years	4.5 years

Prepayment speed	9.97%	14.69%
Effect on fair value of a 20% increase	$(106)	$(115)
Effect on fair value of a 10% increase	(55)	(60)
Effect on fair value of a 10% decrease	57	67
Effect on fair value of a 20% decrease	119	139

Discount rate	9.88%	8.75%
Effect on fair value of a 20% increase	$(104)	$(67)
Effect on fair value of a 10% increase	(54)	(35)
Effect on fair value of a 10% decrease	57	37
Effect on fair value of a 20% decrease	119	75

Escrow earnings credit	1.69%	0.96%
Effect on fair value of a 20% increase	$35	$17
Effect on fair value of a 10% increase	17	8
Effect on fair value of a 10% decrease	(19)	(8)
Effect on fair value of a 20% decrease	(36)	(15)

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers.  As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2014, the Company had six interest rate swaps with an aggregate notional amount of $13.0 million related to this program. During the three months ended March 31, 2014, the Company recognized a loss of $19 thousand, compared to a gain of $6 thousand for the same period in 2013 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of March 31, 2014 and December 31, 2013:

As of March 31, 2014

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$13,015	$160	$13,015	$155
Total derivatives	$13,015	$160	$13,015	$155

(1)         Included in other assets in our Consolidated Statements of Financial Condition.

(2)         Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2013

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$13,151	$294	$13,151	$270
Total derivatives	$13,151	$294	$13,151	$270

(1)         Included in other assets in our Consolidated Statements of Financial Condition.

(2)         Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of March 31, 2014

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$179	$—	$179	$—	$74	$105

Offsetting of Derivative Liabilities

As of March 31, 2014

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$173	$—	$173	$—	$—	$173

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2013

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$313	$—	$313	$—	$51	$262

Offsetting of Derivative Liabilities

As of December 31, 2013

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$288	$—	$288	$—	$—	$288

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

As of March 31, 2014, the termination value of the interest rate swaps in a liability position was $173 thousand.  The Company has minimum collateral posting thresholds with its counterparty. As of March 31, 2014, the Company was not required to post collateral. The counterparty posted collateral in the amount of $74 thousand as of March 31, 2014.  If the Company had breached any of these provisions at March 31, 2014 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at March 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative or regulatory changes or regulatory actions, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and its other reports filed with the U.S. Securities and Exchange Commission.

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

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 59 offices throughout the Philadelphia and Southern New Jersey area.

The Bank is supervised and regulated by the Department and the FDIC. The Company is regulated by the Federal Reserve Board. The Bank’s customer deposits are insured up to applicable legal limits by the Deposit Insurance Fund of the FDIC.  Insurance services are offered through Beneficial Insurance Services, LLC and wealth management services are offered through Beneficial Advisors, LLC, both wholly owned subsidiaries of the Bank.

Our primary source of pre-tax income is net interest income.  Net interest income is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.

A secondary source of income is non-interest income, which is revenue we receive from providing products and services.  Traditionally, the majority of our non-interest income has come from service charges (mostly on deposit accounts) and from fee income from our insurance and wealth management services.

The non-interest expense we incur in operating our business consist of salaries and employee benefits expenses, the cost of our equity plans, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as loan and owned real estate expenses, advertising, insurance, professional services and printing and supplies expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

Our business results continue to be impacted by the sluggish economic conditions.  The Federal Reserve Board continues to hold short term interest rates at historic lows and expects rates to remain low throughout 2015. The low rate environment has impacted the yield on our investment and loan portfolios.  Elevated unemployment, slow economic growth, and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery.  This resulted in low loan demand throughout 2013 and the first three months of 2014.  However, as the economy slowly improves, we have seen reductions in our non-performing assets and reduced levels of charged-off loans.

The Bank recorded net income of $2.5 million for the three months ended March 31, 2014 compared to $3.2 million for the same period in 2013.

For the three months ended March 31, 2014, net interest income was $29.5 million, a decrease of $2.0 million, or 6.4%, from the quarter ended March 31, 2013. The decrease in net interest income during the quarter ended March 31, 2014 compared to the same period last year was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and the run-off of approximately $206.8 million of municipal deposits from March 31, 2013. Net interest margin decreased to 2.82% for the quarter ended March 31, 2014 from 2.85% for the same period in 2013. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods until we experience sustained loan growth.

During the three months ended March 31, 2014, our asset quality metrics continued to improve as we further reduced our non-performing asset levels. At March 31, 2014, our non-performing assets were $72.4 million, representing a decrease of $9.6 million, or 11.7%, from $82.0 million at December 31, 2013, and a decrease of $26.3 million, or 26.6%, from $98.7 million at March 31, 2013. The allowance for loan losses as a percentage of non-performing loans, excluding government guaranteed student loans, totaled 112.3% at March 31, 2014 compared to 107.5% at December 31, 2013 and 90.9% at March 31, 2013.  At March 31, 2014, our allowance for loan losses was $54.1 million, or 2.32% of total loans, compared to $55.6 million, or 2.38% of total loans, at December 31, 2013, and $58.7 million, or 2.44% of total loans, at March 31, 2013. The improvement in our asset quality metrics is due to stabilization in residential and commercial loan property valuations as well as the continued efforts of our credit officers and loan workout group to indentify and manage potential problem loans.

Net charge-offs during the three months ended March 31, 2014 totaled $3.1 million, or an annualized net charge-off rate of 0.53%, compared to $4.0 million, or an annualized net charge off rate of 0.66% for the same period in 2013.  As a result of the improvement in our asset quality metrics, during the three months ended March 31, 2014, the Bank was able to reduce our provision for loan losses to $1.5 million compared to $5.0 million for the three months ended March 31, 2013.

We experienced contraction in our overall loan portfolio during the three months ended March 31, 2014 with loans decreasing $14.4 million, or 0.6%, to $2.3 billion at March 31, 2014.  During the quarter we originated $149.4 million of loans, but continue to experience high commercial loan repayments and continued weak loan demand, particularly in our residential and consumer lending portfolios. During the first quarter, our commercial loan portfolio increased $7.6 million, which was offset by a $14.3 million decrease in our consumer loan portfolio and a $7.7 million decrease in our residential loan portfolio. Commercial loans include shared national credits, which increased to $102.4 million during the quarter from $39.9 million at December 31, 2013.  Increases in intermediate and long-term interest rates as well as severe winter weather during the first quarter continue to impact the housing market and contributed to lower mortgage loan originations.  We continue to hire lenders in our commercial and small business lending teams to drive future growth and improve our balance sheet mix.

During the first quarter of 2014, we completed our headquarters move to 1818 Beneficial Bank Place in Philadelphia, Pennsylvania.  The new location affirms our commitment to remaining the oldest and largest bank in Philadelphia.  During the first quarter, we incurred approximately $1.3 million of one-time costs associated with the headquarters move including duplicate rent for the old and new headquarters space as the old headquarters lease did not expire until March 31, 2014, moving costs, de-commissioning our old headquarters space, and miscellaneous other costs.

During the first quarter, we repurchased 790,000 shares of our outstanding common stock at an average price of $12.21 per share increasing total treasury shares to 5,971,711 as of March 31, 2014.  Capital levels improved and continue to remain strong.

We believe that our strong capital profile positions us to advance our growth strategy by working with our customers to help them save and use credit wisely. It also allows us to continue to dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 161 year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

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

RECENT INDUSTRY CONSOLIDATION

The banking industry has experienced consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which we operate as competitors integrate newly acquired businesses, adopt new business and risk management practices or change products and pricing as they attempt to maintain or grow market share and maximize profitability.  Merger activity involving national, regional and community banks and specialty finance companies in the Philadelphia metropolitan area has and will continue to impact the competitive landscape in the markets we serve. We believe that there are opportunities to continue to grow via acquisition in our markets and expect that acquisitions will continue to be a key part of our future growth strategy.  Management continually monitors our primary market areas and assesses the impact of industry consolidation, as well as the practices and strategies of our competitors, including loan and deposit pricing and customer behavior.

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

As of March 31, 2014, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of our revenues. Accordingly, the interest rate environment has a substantial impact on the Company’s earnings. For the three months ended March 31, 2014, Beneficial reported net interest income of $29.5 million, a decrease of $2.0 million, or 6.4%, from the three months ended March 31, 2013. The decrease in net interest income during the quarter ended March 31, 2014 compared to the same period last year was primarily the result of a decline in the average balance of investments and loans coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and the run-off of approximately $206.8 million of municipal deposits from March 31, 2013.  Net interest margin decreased to 2.82% for the quarter ended March 31, 2014 from 2.85% for the same period in 2013. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods until we experience sustained loan growth.

CREDIT RISK ENVIRONMENT

Asset quality metrics showed continued signs of improvement during the quarter ended March 31, 2014. Non-performing loans, including loans 90 days past due and still accruing, decreased to $68.4 million at March 31, 2014, compared to $76.2 million at December 31, 2013, and $86.9 million at March 31, 2013. Non-performing loans at March 31, 2014 included $20.2 million of government guaranteed student loans, which represented 29.6% of total non-performing loans.  Net charge-offs during the quarter ended March 31, 2014 were $3.1 million compared to $2.7 million during the quarter ended December 31, 2013 and $4.0 million during the quarter ended March 31, 2013. At March 31, 2014, the Bank’s allowance for loan losses totaled $54.1 million, or 2.32% of total loans, compared to $55.6 million, or 2.38% of total loans, at December 31, 2013.

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

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $150 thousand to $300 thousand for the three months ended March 31, 2014.  We also have approximately $72.4 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material.  For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $7.2 million.  During 2013 and the three months ended March 31, 2014, we began to experience a decline in levels of delinquencies, net charge-offs and non-performing assets.  Management considered these market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both March 31, 2014 and December 31, 2013, respectively.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2013, management reviewed qualitative factors for the Bank, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted.  We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill as of December 31, 2013.  Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

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

During the three months ended March 31, 2014, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets on the Company’s consolidated statements of financial condition. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results.

We regularly evaluate our uncertain tax positions and estimate the appropriate level of reserves related to each of these positions.

As of March 31, 2014, the Bank had net deferred tax assets totaling $46.2 million. These deferred tax assets can only be realized if the Bank generates taxable income in the future. The Bank regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Bank currently maintains a valuation allowance for certain state net operating losses, other-than-temporary impairments, and a charitable contribution carryover that, if not fully utilized, will expire in 2015, that management believes it is more likely than not that such deferred tax assets will not be realized.  The Bank expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of March 31, 2014.  However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

Expected Long-term Rate of Return on Plan Assets.  Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.45% for 2013 compared to 8.0% for 2012. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or the average future lifetime for plans with no active participants that are frozen.

Recognition of Actual Asset Returns.  Accounting guidance allows for the use of an asset value that smoothes investment gains and losses over a period up to five years. However, we have elected to use an alternative method in determining pension cost that uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets decreased $45.9 million, or 1.0%, to $4.5 billion at March 31, 2014 from $4.6 billion at December 31, 2013.  Cash and cash equivalents increased $8.2 million to $363.9 million at March 31, 2014 from $355.7 million at December 31, 2013.  We continue to hold high cash levels given the low interest rate environment to ensure that the balance sheet benefits when interest rates increase.

Investments decreased $38.1 million, or 2.4%, to $1.5 billion at March 31, 2014 from $1.6 billion at December 31, 2013.  The decrease in investments during the quarter ended March 31, 2014 was primarily driven by investment prepayments.  During the quarter ended March 31, 2014, we transferred five U.S. agency notes with a fair value of $152.2 million from the available-for-sale classification to the held-to-maturity classification as we determined that we have the intent and ability to hold these securities to maturity. We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flow both in the current and in rising interest rate environments.

Loans decreased $14.4 million, or 0.6%, to $2.3 billion at March 31, 2014. During the quarter we originated $149.4 million of loans, but continue to experience high commercial loan repayments and continued weak loan demand, particularly in our residential and consumer lending portfolios. During the first quarter, our commercial loan portfolio increased $7.6 million, which was offset by a $14.3 million decrease in our consumer loan portfolio and a $7.7 million decrease in our residential loan portfolio. Commercial loans include shared national credits, which increased to $102.4 million during the quarter from $39.9 million at December 31, 2013.  Increases in intermediate and long-term interest rates as well as severe winter weather during the first quarter continue to impact the housing market and contributed to lower mortgage loan originations.

Deposits decreased $43.4 million, or 1.2%, to $3.6 billion at March 31, 2014 from $3.7 billion at December 31, 2013.  The decrease in deposits during the quarter ended March 31, 2014 was primarily the result of a $97.1 million decrease in municipal deposits, which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.  The decrease in municipal deposits was partially offset by a $31.2 million increase in our savings and club deposit accounts and a $20.6 million increase in our non-interest bearing business checking deposit accounts.

At March 31, 2014, stockholders’ equity decreased to $614.1 million, or 13.5% of total assets, compared to $615.1 million, or 13.4% of total assets, at December 31, 2013. This decrease was due to the repurchase of 790,000 shares of common stock during the quarter ended March 31, 2014, partially offset by an increase in retained earnings and other comprehensive income during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General — For the three months ended March 31, 2014, the Company recorded net income of $2.5 million, or $0.03 per diluted share, compared to $3.2 million, or $0.04 per diluted share, for the three months ended March 31, 2013.

Net Interest Income — For the three months ended March 31, 2014, net interest income was $29.5 million, a decrease of $2.0 million, or 6.4%, from the quarter ended March 31, 2013. The decrease in net interest income during the quarter ended March 31, 2014 compared to the same period last year was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and the run-off of approximately $206.8 million of municipal deposits from March 31, 2013. Net interest margin decreased to 2.82% for the quarter ended March 31, 2014 from 2.85% for the same period in 2013. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods until we experience sustained loan growth.

Provision for Loan Losses — We recorded a provision for loan losses of $1.5 million for the three months ended March 31, 2014 compared to a provision of $5.0 million for the same period in 2013.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality and decreased levels of delinquencies and net charge-offs.  Net charge-offs totaled $3.1 million during the three months ended March 31, 2014 as compared to $4.0 million during the same period in 2013.

At March 31, 2014, our allowance for loan losses totaled $54.1 million, or 2.32% of total loans, compared to an allowance for loan losses of $55.6 million, or 2.38% of total loans, at December 31, 2013.

Non-interest Income — For the three months ended March 31, 2014, non-interest income totaled $5.6 million, a decrease of $1.3 million, or 19.1%, from the three months ended March 31, 2013.  The decrease was primarily due to a $629 thousand decrease in the gain on the sale of investment securities and a $336 thousand decline in overdraft check charges.

Non-interest Expense — For the three months ended March 31, 2014, non-interest expense totaled $31.2 million, an increase of $1.5 million, or 5.1%, from the three months ended March 31, 2013.  The increase in non-interest expense was primarily due to: (1) a $1.0 million increase in salary expense, which was mainly attributable to a reversal of expense associated with performance-based stock awards in the first quarter of 2013 as well as increased health insurance costs; (2) a $1.1 million increase in occupancy expense resulting from $509 thousand in one-time rent expenses relating to the relocation of our corporate headquarters; (3) $367 thousand in snow removal expenses; and (4) one-time expenses of $762 thousand related to our headquarters relocation including moving, supplies and decommissioning expenses. These increases were partially offset by a $773 thousand decrease in classified loan and other real estate owned expenses primarily due to a large gain on the sale of a property held in other real estate owned in the first quarter of 2014.

Income Taxes — We recorded a benefit for income taxes of $65 thousand, reflecting an effective tax benefit of 2.7% compared to a provision for income taxes of $575 thousand, reflecting an effective tax rate of 15.2% for the quarter ended March 31, 2013.  Income tax expense decreased $640 thousand for the quarter ended March 31, 2014 compared to the same period in 2013.  The tax expense decrease can be attributed to 2014 estimated pretax income being lower than 2013 and the portion of pretax income consisting of tax-exempt income and low income housing tax credits representing a greater proportional tax benefit for 2014 versus 2013. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2014 and March 31, 2013.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended March 31,			Three Months Ended March 31,
	2014			2013
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$304,284	$189	0.25%	$291,082	$181	0.25%
Stock	17,412	153	3.51%	16,716	25	0.62%
Other Investment securities	1,549,974	8,304	2.14%	1,707,644	8,100	1.90%
Total Investment securities	1,871,670	8,646	1.85%	2,015,442	8,306	1.65%
Loans:
Real estate loans
Residential	678,385	7,725	4.55%	671,412	7,948	4.73%
Non-residential	550,853	6,514	4.73%	645,387	8,080	5.03%
Total real estate	1,229,238	14,239	4.64%	1,316,799	16,028	4.88%
Business loans	333,848	3,574	4.28%	289,726	3,803	5.27%
Small Business loans	106,712	1,568	5.88%	130,786	1,931	5.93%
Total Business & Small Business loans	440,560	5,142	4.67%	420,512	5,734	5.48%
Total Business loans	991,413	11,656	4.70%	1,065,899	13,814	5.21%
Personal loans	649,802	7,077	4.42%	699,737	7,894	4.58%
Total loans, net of discount	2,319,600	26,458	4.58%	2,437,048	29,656	4.90%
Total interest earning assets	4,191,270	35,104	3.36%	4,452,490	37,962	3.43%
Non-interest earning assets	349,154			374,840
Total assets	$4,540,424			$4,827,330

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,131,997	$979	0.35%	$1,051,357	$1,141	0.44%
Money market accounts	445,960	350	0.32%	495,881	480	0.39%
Demand deposits	675,145	342	0.21%	657,106	437	0.27%
Demand deposits - Municipals	337,899	101	0.12%	544,676	363	0.27%
Certificates of deposit	728,496	2,001	1.11%	780,243	2,123	1.10%
Total interest-bearing deposits	3,319,497	3,773	0.46%	3,529,263	4,544	0.52%
Borrowings	250,439	1,801	2.92%	257,421	1,852	2.92%
Total interest-bearing liabilities	3,569,936	5,574	0.63%	3,786,684	6,396	0.69%
Non-interest-bearing deposits	304,283			306,850
Other non-interest-bearing liabilities	50,656			101,028
Total liabilities	3,924,875			4,194,562
Total stockholders’ equity	615,549			632,768
Total liabilities and stockholders’ equity	$4,540,424			$4,827,330
Net interest income		$29,530			$31,566
Interest rate spread			2.73%			2.74%
Net interest margin			2.82%			2.85%
Average interest-earning assets to average interest-bearing liabilities			117.40%			117.58%

Asset Quality

At March 31, 2014, our non-performing assets decreased $9.6 million to $72.4 million from $82.0 million at December 31, 2013.  The ratio of non-performing assets to total assets decreased to 1.60% at March 31, 2014 from 1.79% at December 31, 2013.

ASSET QUALITY INDICATORS (Unaudited)

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013

Non-performing assets:
Non-accruing loans*	$48,127	$51,765	$64,539
Accruing government guaranteed student loans past due 90 days or more	20,236	24,410	22,408
Total non-performing loans	68,363	76,175	86,947

Real estate owned	4,039	5,861	11,709

Total non-performing assets	$72,402	$82,036	$98,656

Non-performing loans to total loans	2.94%	3.25%	3.61%
Non-performing assets to total assets	1.60%	1.79%	2.07%
Non-performing assets, excluding government guaranteed student loans, to total assets	1.15%	1.26%	1.60%
ALLL to total loans	2.32%	2.38%	2.44%
ALLL to non-performing loans	79.08%	73.05%	67.49%
ALLL to non-performing loans, excluding government guaranteed student loans	112.33%	107.50%	90.92%

* Non-accruing loans at March 31, 2014, December 31, 2013 and March 31, 2013 do not include $413 thousand, $499 thousand and $2.4 million, respectively, of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition and are performing as expected. Non-accruing loans include $15.8 million, $18.3 million, and $14.7 million of troubled debt restructured loans (TDRs) as of March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $20.2 million and $24.4 million in government guaranteed student loans as of March 31, 2014 and December 31, 2013, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at March 31, 2014 or December 31, 2013 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

During the three months ended March 31, 2014, real estate owned decreased $1.9 million to $4.0 million at March 31, 2014 from $5.9 million at December 31, 2013 as we continue to manage and sell these properties.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,008,484	$43,439	4.31%	$1,000,863	$44,578	4.45%
Residential	676,265	2,152	0.32%	683,977	2,200	0.32%
Consumer	642,632	7,920	1.23%	656,967	8,321	1.27%
Unallocated	—	550	—%	—	550	—%
Total	$2,327,381	$54,061	2.32%	$2,341,807	$55,649	2.38%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in net charge-offs, delinquent and criticized and classified loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

Our credit officers and workout group identify and manage potential problem loans for our loan portfolio. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolio, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with GAAP. When credits are downgraded beyond a certain level, our workout department becomes responsible for managing the credit risk.

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

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount. If a loan is identified as impaired and is collateral dependent, an updated appraisal is obtained to provide a baseline in determining the property’s fair market value, a key input into the calculation to measure the level of impairment, and to establish a specific reserve or charge-off the collateral deficiency. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. In-house evaluations are typically performed on at least a quarterly basis and updated appraisals are obtained annually, if determined necessary.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $20.2 million and $24.4 million in government guaranteed student loans at March 31, 2014 and December 31, 2013, respectively.

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

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $43.4 million or 4.3% of commercial loans at March 31, 2014, which decreased from $44.6 million or 4.5% of commercial loans at December 31, 2013. We experienced a $23.4 million decrease in criticized and classified commercial loans to $109.1 million at March 31, 2014 compared to $132.5 million at December 31, 2013.  We have also seen stabilization in commercial delinquencies and net charge-offs over the past twelve months. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due.  We believe the decrease in the commercial reserve was appropriate given the decrease in criticized and classified loans since year end and the decrease in delinquencies and net charge-offs year over year.

Residential Loans. The allowance for the residential loan portfolio remained consistent at $2.2 million or 0.32% of residential loans at both March 31, 2014 and December 31, 2013. We recorded net charge-offs in the amount of $174 thousand for our residential loan portfolio during the three months ended March 31, 2014 compared to $406 thousand in the prior year.  The asset quality of our residential loan portfolio has stabilized and we expect to continue to maintain our existing reserves levels, which we believe are sufficient to cover losses inherent in the portfolio.

Consumer Loans. The allowance for the consumer loan portfolio decreased $401 thousand to $7.9 million or 1.2% of consumer loans at March 31, 2014 compared to $8.3 million or 1.3% of consumer loans at December 31, 2013. We recorded net charge-offs in the amount of $333 thousand for our consumer loan portfolio during the three months ended March 31, 2014. We noted a decrease in delinquencies during the quarter in all consumer loan categories, with the exception of a slight increase in the personal loan category, and a decrease in net charge-offs year over year. We believe the decrease in the consumer reserve was appropriate based on the overall decrease in consumer loan delinquencies during the quarter and the decrease in net charge-offs year over year.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at both March 31, 2014 and December 31, 2013. The unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the condensed consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the unallocated allowance is subject to changes each reporting period.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents totaled $363.9 million.  In addition, at March 31, 2014, the Bank had the ability to borrow up to $1.3 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  At March 31, 2014, the Bank had $195.0 million of advances outstanding with the FHLB.

A significant use of the Bank’s liquidity is the funding of loan originations.  At March 31, 2014, the Bank had $238.1 million in loan commitments outstanding, which consisted of $27.6 million and $6.7 million in commercial and consumer commitments to fund loans, respectively, $191.8 million in commercial and consumer unused lines of credit, and $12.0 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2014 totaled $386.6 million, or 53.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At March 31, 2014, the Company (stand-alone) had liquid assets of $28.7 million.

Contractual Obligations — The following table presents certain of our contractual obligations at March 31, 2014:

	Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$250,374	$60,000	$145,000	$20,000	$25,374
Commitments to fund loans	34,392	34,392	—	—	—
Unused lines of credit	191,789	139,915	12,426	16,458	22,990
Standby letters of credit	11,964	8,719	2,225	20	1,000
Operating lease obligations	59,385	5,144	9,810	8,275	36,156
Total	$547,904	$248,170	$169,461	$44,753	$85,250

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

Capital Management — The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2014, the Bank exceeded all of our regulatory capital requirements and was considered “well capitalized” under the regulatory guidelines.

Credit Risk Management.  The objective of our credit risk management strategy is to quantify and manage credit risk on a segmented portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification and monitoring. Our lending practices include conservative exposure limits, underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure.  Generally, all individual commercial loans and lending relationships $15.0 million and less must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $15.0 million must be approved by the Director Risk Committee of the Company’s Board, which is comprised of senior Bank officers and five non-employee directors. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge off the collateral or cash flow deficiency on all loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolios.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of March 31, 2014, approximately 94.1% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2014, approximately 4.3% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 1.6% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds and bank certificates of deposit.

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

For the three months ended March 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Qualitative Aspects of Market Risk

Interest rate risk is defined as the exposure of current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, either rising or declining interest rates can negatively affect the institution’s financial condition and results of operations.  For example, a bank with predominantly long-term fixed-rate assets, and short-term liabilities could have an adverse earnings exposure to a rising rate environment.  Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates.  This is referred to as re-pricing or maturity mismatch risk.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected re-pricing of assets and liabilities at March 31, 2014.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2014:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$96,370	$113,953	$114,010
% change	(15.43)%		0.05%

Economic Value at Risk:
Equity	$709,228	$793,943	$756,212
% change	(10.67)%		(4.75)%

As of March 31, 2014, based on the scenarios above, economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.  Additionally, net interest income at risk would be negatively affected over a one-year time horizon in a declining rate environment and positively affected over a one-year time horizon in a rising interest rate environment.

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

Overall, our March 31, 2014 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2013.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31	215,500		$11.21	215,500	3,027,529
February 1-28	272,500		11.79	272,500	2,755,029
March 1-31	308,030	(2)	13.29	302,000	2,453,029

(1)         On September 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 2,500,000 shares, or 7.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s parent mutual holding company.  On October 24, 2013, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 4,000,000, or 12.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s parent mutual holding company.

(2)         Includes 6,030 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: May 1, 2014	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: May 1, 2014	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)