Form 10-Q
period 2014-06-30
Beneficial Mutual Bancorp Inc
filed 2014-08-01
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 75,314,592 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 29,521,817 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$57,853	$41,801
Overnight investments	196,115	313,882
Total cash and cash equivalents	253,968	355,683

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $830,467 and $1,042,208 at June 30, 2014 and December 31, 2013, respectively)	840,551	1,034,180
Held-to-maturity (estimated fair value of $644,944 and $514,633 at June 30, 2014 and December 31, 2013, respectively)	644,061	528,829
Federal Home Loan Bank stock, at cost	15,606	17,417
Total investment securities	1,500,218	1,580,426
LOANS:	2,369,335	2,341,807
Allowance for loan losses	(52,624)	(55,649)
Net loans	2,316,711	2,286,158
ACCRUED INTEREST RECEIVABLE	13,396	13,999
BANK PREMISES AND EQUIPMENT, Net	79,089	71,753
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	42,050	41,414
Other intangibles	7,073	8,007
Other assets	91,256	104,000
Total other assets	262,352	275,394
TOTAL ASSETS	$4,425,734	$4,583,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$319,082	$291,109
Interest-bearing deposits	3,186,383	3,368,907
Total deposits	3,505,465	3,660,016
Borrowed funds	250,379	250,370
Other liabilities	57,231	57,881
Total liabilities	3,813,075	3,968,267

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,490,407 and 82,298,707 issued and 75,566,636 and 77,123,026 outstanding, as of June 30, 2014 and December 31, 2013, respectively	825	823
Additional paid-in capital	360,521	356,963
Unearned common stock held by employee stock ownership plan	(15,204)	(16,102)
Retained earnings	349,073	342,025
Accumulated other comprehensive loss	(12,867)	(21,354)
Treasury Stock at cost 6,923,771 shares and 5,175,681 shares as of June 30, 2014and December 31,2013, respectively	(69,689)	(47,209)
Total stockholders’ equity	612,659	615,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,425,734	$4,583,413

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$26,202	$29,052	$52,660	$58,708
Interest on overnight investments	190	203	379	384
Interest and dividends on investment securities:
Taxable	7,736	7,741	15,530	15,150
Tax-exempt	658	702	1,321	1,418
Total interest income	34,786	37,698	69,890	75,660

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	422	719	865	1,519
Money market and savings deposits	1,349	1,642	2,678	3,263
Time deposits	1,988	2,057	3,989	4,180
Total	3,759	4,418	7,532	8,962
Interest on borrowed funds	1,810	2,052	3,611	3,905
Total interest expense	5,569	6,470	11,143	12,867
Net interest income	29,217	31,228	58,747	62,793
Provision for loan losses	250	5,000	1,750	10,000
Net interest income after provision for loan losses	28,967	26,228	56,997	52,793

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,609	1,690	3,690	3,784
Service charges and other income	4,503	4,322	7,705	8,091
Mortgage banking income	115	511	240	752
Net gain on sale of investment securities	94	804	297	1,637
Total non-interest income	6,321	7,327	11,932	14,264

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,783	14,347	29,793	28,335
Occupancy expense	2,436	2,503	6,054	5,018
Depreciation, amortization and maintenance	2,117	2,398	4,594	4,631
Marketing expense	736	1,113	1,621	2,040
Intangible amortization expense	467	468	934	935
FDIC Insurance	805	947	1,588	1,898
Merger and restructuring charges	—	(159)	—	(159)
Professional fees	1,034	948	2,389	2,882
Classified loan and other real estate owned related expense	627	1,969	969	3,084
Other	6,205	5,741	12,502	11,325
Total non-interest expense	29,210	30,275	60,444	59,989

Income before income taxes	6,078	3,280	8,485	7,068
Income tax expense	1,502	374	1,437	949
NET INCOME	$4,576	$2,906	$7,048	$6,119

EARNINGS PER SHARE — Basic	$0.06	$0.04	$0.10	$0.08
EARNINGS PER SHARE — Diluted	$0.06	$0.04	$0.09	$0.08

Average common shares outstanding — Basic	73,558,881	76,073,297	73,898,088	76,224,037
Average common shares outstanding — Diluted	74,192,047	76,244,150	74,497,031	76,413,437

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2014	2013

Net Income	$7,048	$6,119
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period (net of deferred tax of $6,765 and $9,250 for the six months ended June 30, 2014 and 2013, respectively)	11,644	(15,850)
Unrealized losses on available-for-sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the six months ended June 30, 2014)	(3,426)	—
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $109 for the six months ended June 30, 2014)	189	—
Reclassification adjustment for net gains on available-for-sale securities included in net income (net of tax of $109 and $555 for the six months ended June 30, 2014 and 2013, respectively)	(188)	(952)
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $265 and $405 for the six months ended June 30, 2014 and 2013, respectively)	268	735
Total other comprehensive income (loss)	8,487	(16,067)
Comprehensive income (loss)	$15,535	$(9,948)

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2014	82,298,707	$823	$356,963	$(16,102)	$342,025	$(47,209)	$(21,354)	$615,146
Net Income					7,048			7,048
KSOP shares committed to be released			244	898				1,142
Stock option expense			765					765
Restricted stock expense			501					501
Stock options exercised	191,700	2	2,048					2,050
Purchase of treasury stock						(22,480)		(22,480)
Net unrealized gains on AFS securities arising during the period (net of deferred tax of $6,765)							11,644	11,644
Unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $1,990)							(3,426)	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM (net of deferred tax of $109 for the six months ended June 30, 2014)							189	189
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $109)							(188)	(188)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $265)							268	268
BALANCE, JUNE 30, 2014	82,490,407	$825	$360,521	$(15,204)	$349,073	$(69,689)	$(12,867)	$612,659

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$7,048	$6,119
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,750	10,000
Depreciation and amortization	3,092	3,107
Intangible amortization	934	935
Net gain on sale of investments	(297)	(1,637)
Accretion of discount on investments	(210)	(502)
Amortization of premium on investments	2,880	6,040
Gain on sale of loans	(103)	(315)
Deferred income taxes	2,212	—
Net loss from disposition of premises and equipment	26	231
Proceeds from sale of fixed assets held for sale	—	(582)
Other real estate impairment	376	298
Net (gain) loss on sale of other real estate	(995)	30
Amortization of KSOP	1,142	838
Increase in bank owned life insurance	(636)	(707)
Stock based compensation	1,266	1,390
Origination of loans held for sale	(6,162)	(15,307)
Proceeds from sale of loans	17,065	13,791
Changes in assets and liabilities:
Accrued interest receivable	603	479
Accrued interest payable	(122)	(53)
Income taxes receivable	1,632	1,160
Other liabilities	6	(22,542)
Other assets	273	6,856
Net cash provided by (used in) operating activities	31,780	9,629
INVESTING ACTIVITIES:
Loans originated or acquired	(332,839)	(265,732)
Principal repayment on loans	289,431	318,537
Purchases of investment securities available for sale	(30,999)	(214,733)
Proceeds from sales of investment securities available for sale	3,088	25,401
Proceeds from maturities, calls or repayments of investment securities available for sale	67,075	155,530
Purchases of investment securities held to maturity	—	(177,109)
Proceeds from sales of investment securities held to maturity	—	2,173
Proceeds from maturities, calls or repayments of investment securities held to maturity	36,144	81,513
Net sales of money market and mutual funds	13,711	17,100
Redemption (purchase) of Federal Home Loan Bank stock	1,811	(2,203)
Proceeds from sale other real estate owned	4,778	6,476
Purchases of premises and equipment	(10,515)	(3,720)
Proceeds from sale of premises and equipment	24	—
Cash (used) received in other investing activities	(232)	77
Net cash provided by (used in) investing activities	41,477	(56,690)
FINANCING ACTIVITIES:
Increase in borrowed funds	6,000	81,000
Repayment of borrowed funds	(5,991)	(55,991)
Net decrease in checking, savings and demand accounts	(127,345)	(157,672)
Net decrease in time deposits	(27,206)	(32,232)
Proceeds from the exercise of stock options	2,050	26
Purchase of treasury stock	(22,480)	(4,852)
Net cash used in financing activities	(174,972)	(169,721)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,715)	(216,782)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	355,683	489,908
CASH AND CASH EQUIVALENTS, END OF YEAR	$253,968	$273,126
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$11,265	$12,920
Cash received for income taxes	(2,410)	(277)
Cash payment for pension contribution	—	24,000
Transfers of loans to other real estate owned	306	2,250
Transfers of securities at fair value from available for sale to held to maturity	152,200	—
Transfers of bank branches to fixed assets held for sale	36	—
Loans transferred from held in portfolio to held for sale	6,270	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on March 10, 2014.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other period.

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

Use of Estimates in the Preparation of Financial Statements

These unaudited interim condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include the allowance for loan losses, goodwill and other intangible assets, income taxes, postretirement benefits, and the fair value of investment securities.

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 58 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities (“the Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is regulated by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2014 and June 30, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	11,644	—	11,644
Unrealized losses on AFS securities transferred to HTM	(3,426)	—	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM	189	—	189
Amount reclassified from accumulated other comprehensive loss	(188)	268	80
Net current-period other comprehensive income	8,219	268	8,487
Ending balance, June 30, 2014	$3,141	$(16,008)	$(12,867)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(15,850)	—	(15,850)
Amount reclassified from accumulated other comprehensive loss	(952)	735	(217)
Net current-period other comprehensive (loss) income	(16,802)	735	(16,067)
Ending balance, June 30, 2013	$1,901	$(24,995)	$(23,094)

The following tables present reclassifications out of AOCI by component for the six months ended June 30, 2014 and June 30, 2013:

For the Six Months Ended June 30, 2014

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(297)		Net gain on sale of investment securities
	109		Income tax expense
	$(188)		Net of tax
Amortization of defined benefit pension items
Transition obligation	$82	(1)	Other non-interest expense
Prior service costs	(263	)(1)	Other non-interest expense
Net recognized actuarial losses	714	(1)	Other non-interest expense
	$533		Total before tax
	(265)		Income tax benefit
	$268		Net of tax

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

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.  The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2014	2013	2014	2013

Basic and diluted earnings per share:
Net income	$4,576	$2,906	$7,048	$6,119
Basic average common shares outstanding	73,558,881	76,073,297	73,898,088	76,224,037
Effect of dilutive securities	633,166	170,853	598,943	189,400
Dilutive average shares outstanding	74,192,047	76,244,150	74,497,031	76,413,437
Net earnings per share
Basic	$0.06	$0.04	$0.10	$0.08
Diluted	$0.06	$0.04	$0.09	$0.08

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented.  For the three and six months ended June 30, 2014, there were 674,500 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.  For the three and six months ended June 30, 2013, there were 2,782,200 and 2,781,500 outstanding options, respectively, that were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$10,455	$1	$27	$10,429
GNMA guaranteed mortgage certificates	5,433	193	—	5,626
GSE mortgage-backed securities	696,969	11,230	3,497	704,702
GSE collateralized mortgage obligations	52,222	104	63	52,263
Municipal bonds	60,766	2,163	—	62,929
Money market and mutual funds	4,622	—	20	4,602

Total	$830,467	$13,691	$3,607	$840,551

	June 30, 2014
	Investment Securities Held-to-Maturity
			Gross	Gross	Estimated
	Amortized		Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost		Gains	Losses	Value

GSE mortgage-backed securities	$588,905	(1)	$5,008	$3,751	$590,162
GSE collateralized mortgage obligations	51,801	(1)	50	537	51,314
Municipal bonds	1,355		103	—	1,458
Foreign bonds	2,000		10	—	2,010

Total	$644,061		$5,171	$4,288	$644,944

(1)         Amounts include the remaining unamortized portion of the unrealized loss of $5.1 million at June 30, 2014 that was recognized in accumulated other comprehensive income on February 28, 2014 (the day on which certain securities were transferred from available-for-sale to held-to-maturity).

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

During the six months ended June 30, 2014, the Bank sold $3.1 million of mortgage-backed securities and $182 thousand of other securities that resulted in an aggregate gain of $297 thousand.

During the first quarter of 2014, the Bank transferred five debt securities at a fair value of $152.2 million from available-for-sale securities to held-to-maturity securities as management has the intent and ability to hold these securities to maturity.  On the date of transfer, the securities had a par value of $155.9 million. The difference between the fair value and the par value was $3.7 million, which included a $5.4 million unrealized loss and a $1.7 million unamortized premium, and will be accreted into interest income over the expected life of the securities. This amount will be equally offset by the amortization of the unrealized loss at the date of transfer, which is included in accumulated other comprehensive income.

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $7.2 million related to its GSE and agency mortgage-backed securities as of June 30, 2014. Additionally, the Company had an unrealized loss of $600 thousand on GSE collateralized mortgage obligations and an unrealized loss of $47 thousand on other debt securities and mutual funds as of June 30, 2014.

GSE Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.2%.  The Company’s investments that were in a loss position for less than 12 months included GSE and agency mortgage-backed securities with an unrealized loss of 0.8%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2014.

GSE Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.4% as of June 30, 2014. The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 0.4% as of June 30, 2014.

The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the

Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2014.

Other Debt Securities

The Company reviewed its portfolio for the six months ended June 30, 2014, and with respect to the remaining debt securities in an unrealized loss position, the unrealized loss is not credit quality related and the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$10,284	$27	$—	$—	$10,284	$27
GSE mortgage-backed securities	31,163	249	558,254	6,999	589,417	7,248
Collateralized mortgage obligations	53,961	228	25,485	372	79,446	600
Subtotal, debt securities	95,408	504	583,739	7,371	679,147	7,875
Mutual Funds	—	—	1,106	20	1,106	20
Total temporarily impaired securities	$95,408	$504	$584,845	$7,391	$680,253	$7,895

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$12,816	$51	$—	$—	$12,816	$51
Mortgage-backed securities	1,075,483	31,616	—	—	1,075,483	31,616
Collateralized mortgage obligations	71,780	876	36,463	2,139	108,243	3,015
Subtotal, debt securities	$1,160,079	$32,543	$36,463	$2,139	$1,196,542	$34,682
Mutual Funds	1,261	49	—	—	1,261	49
Total temporarily impaired securities	$1,161,340	$32,592	$36,463	$2,139	$1,197,803	$34,731

The following table sets forth the stated maturities of the investment securities at June 30, 2014 and December 31, 2013.  Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$599	$603	$4,241	$4,286
Due after one year through five years	9,290	9,579	8,016	8,328
Due after five years through ten years	45,206	46,291	49,623	50,659
Due after ten years	16,126	16,885	16,693	17,085
Mortgage-backed securities	754,624	762,591	945,310	935,546
Money market and mutual funds	4,622	4,602	18,325	18,276
Total	$830,467	$840,551	$1,042,208	$1,034,180

Held-to-maturity:
Due in one year or less	$1,985	$1,992	$2,540	$2,573
Due after one year through five years	990	1,038	2,490	2,543
Due after five years through ten years	380	438	380	430
Due after ten years	—	—	—	—
Mortgage-backed securities	640,706	641,476	523,419	509,087
Total	$644,061	$644,944	$528,829	$514,633

At June 30, 2014 and December 31, 2013, $141.9 million and $296.8 million, respectively, of securities were pledged to secure municipal deposits.  At June 30, 2014 and December 31, 2013, the Company had $34.0 million and $33.2 million, respectively, of securities pledged as collateral on secured borrowings.  At June 30, 2014, the Company had $73 thousand of securities pledged as collateral on interest rate swaps.  At December 31, 2013, the Company had no securities pledged as collateral on interest rate swaps.

At June 30, 2014 and December 31, 2013, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $15.6 million and $17.4 million, respectively.  The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at June 30, 2014 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 6 — LOANS

Loans at June 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial:
Commercial real estate	$633,828	$584,133
Commercial business loans	379,332	378,663
Commercial construction	42,271	38,067
Total commercial loans	1,055,431	1,000,863
Residential:
Residential real estate	674,954	683,700
Residential construction	274	277
Total residential loans	675,228	683,977

Consumer loans:
Home equity & lines of credit	224,788	234,154
Personal	34,891	40,892
Education	201,846	206,521
Automobile	177,151	175,400
Total consumer loans	638,676	656,967
Total loans	2,369,335	2,341,807
Allowance for losses	(52,624)	(55,649)
Loans, net	$2,316,711	$2,286,158

Included in the balance of residential loans are approximately $1.4 million and $780 thousand of loans held for sale at June 30, 2014 and December 31, 2013, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the three and six months ended June 30, 2014, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $2.8 million and $4.7 million, respectively, and recorded mortgage banking income of approximately $115 thousand and $240 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

Included in the balance of commercial loans are approximately $6.3 million of non-performing loans held for sale as of June 30, 2014 that are expected to be sold during the third quarter of 2014.  These loans are being carried at the lower of cost or market.  There were no commercial loans held for sale as of December 31, 2013.  During the quarter, the Company sold $11.3 million of non-performing commercial loans and recorded a $913 thousand net recovery.  There were no non-performing commercial loans sold during the year ended December 31, 2013.

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  Included in the shared national credit portfolio are purchased participations and assignments in leveraged lending transactions.  Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt.  When considering a participation in the leveraged lending market, the Company will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets.  The Company actively monitors the secondary market for these types of loans to ensure that it maintains flexibility to sell such loans in the event of deteriorating credit quality.  To further minimize risk and based on our current capital levels and loan portfolio, the Company has limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. The Company may reevaluate these limits in future periods.

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At June 30, 2014, shared national credits totaled $93.1 million, which included $54.8 million of leveraged lending transactions.  All of these loans were classified as pass rated as June 30, 2014 as all payments are current and the loans are performing in accordance with their contractual terms.

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

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and as a result, no specific valuation allowance was maintained at June 30, 2014 or December 31, 2013 for non-performing loans.  The summary activity in the allowance for loan losses for all portfolios for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013, is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(Dollars in thousands)	2014	2013	2013

Balance, beginning of year	$55,649	$57,649	$57,649
Provision for loan losses	1,750	10,000	13,000
Charge-offs	(8,506)	(10,624)	(20,337)
Recoveries	3,731	1,637	5,337

Balance, end of period	$52,624	$58,662	$55,649

The following table sets forth the activity in the allowance for loan losses by portfolio for the six months ended June 30, 2014 and the year ended December 31, 2013:

	COMMERCIAL			RESIDENTIAL		CONSUMER
June 30, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(3,434)	(3,669)	—	(372)	—	(119)	(183)	(54)	(675)	—	(8,506)
Recoveries	2,348	421	422	58	—	139	39	—	304	—	3,731
Provision (credit)	1,097	1,940	(1,403)	100	—	(230)	(436)	29	653	—	1,750
Allowance ending balance	$22,100	$17,993	$2,207	$1,986	$—	$2,923	$2,107	$281	$2,477	$550	$52,624

Allowance ending balance
Individually evaluated for impairment(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,100	17,993	2,207	1,986	—	2,923	2,107	281	2,477	550	52,624
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,100	$17,993	$2,207	$1,986	$—	$2,923	$2,107	$281	$2,477	$550	$52,624

Loans receivable:
Ending balance
Individually evaluated for impairment(1)	$22,910	$9,941	$1,437	$12,243	$130	$1,578	$163	$—	$171	$—	$48,573
Collectively evaluated for impairment	610,918	369,280	40,723	662,525	144	223,210	34,728	201,846	176,980	—	2,320,354
Loans acquired with deteriorated credit quality(1)	—	111	111	186	—	—	—	—	—	—	408
Total Portfolio	$633,828	$379,332	$42,271	$674,954	$274	$224,788	$34,891	$201,846	$177,151	$—	$2,369,335

(1)             Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	(7,795)	(5,340)	(3,539)	(836)	(215)	(740)	(654)	(105)	(1,113)	—	(20,337)
Recoveries	1,785	902	1,058	430	—	255	182	—	725	—	5,337
Provision (credit)	6,105	5,651	(2,573)	313	73	1,221	1,097	108	1,005	—	13,000
Allowance ending balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Allowance ending balance
Individually evaluated for impairment(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,089	19,301	3,188	2,200	—	3,133	2,687	306	2,195	550	55,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Loans receivable:
Ending balance
Individually evaluated for impairment(1)	$28,027	$26,022	$2,518	$12,827	$130	$1,120	$107	$—	$151	$—	$70,902
Collectively evaluated for impairment	555,998	352,641	35,345	670,686	147	233,034	40,785	206,521	175,249	—	2,270,406
Loans acquired with deteriorated credit quality(1)	108	—	204	187	—	—	—	—	—	—	499
Total Portfolio	$584,133	$378,663	$38,067	$683,700	$277	$234,154	$40,892	$206,521	$175,400	$—	$2,341,807

(1)             Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities.  Under FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.  When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off.  The measurement is based either on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  Most of the Company’s commercial loans are collateral dependent and, therefore, the Company uses the value of the collateral to measure the loss. Any collateral or discounted cash flow deficiency for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

Classified Loans

The Bank’s credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful.  The classification of a loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a loan classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral or discounted cash flow deficiency on all loans classified as substandard or worse. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2014 and December 31, 2013:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	June 30, 2014
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$573,643	91%	$354,418	93%	$38,413	91%	$669,515	99%	$144	53%	$1,636,133	94%
Special Mention	28,297	4%	3,426	1%	1,545	4%	—	—%	—	—%	33,268	2%
Substandard	31,888	5%	21,488	6%	2,313	5%	5,439	1%	130	47%	61,258	4%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$633,828	100%	$379,332	100%	$42,271	100%	$674,954	100%	$274	100%	$1,730,659	100%

	December 31, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$511,527	88%	$318,190	84%	$32,719	86%	$675,667	99%	$147	53%	$1,538,250	91%
Special Mention	25,806	4%	21,714	6%	2,006	5%	—	—%	—	—%	49,526	3%
Substandard	46,800	8%	38,759	10%	3,342	9%	8,033	1%	130	47%	97,064	6%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$584,133	100%	$378,663	100%	$38,067	100%	$683,700	100%	$277	100%	$1,684,840	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of June 30, 2014 and December 31, 2013:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	June 30, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$223,306	99%	$34,741	100%	$185,027	92%	$176,980	100%	$620,054	97%
Non-performing	1,482	1%	150	—%	16,819	8%	171	—%	18,622	3%
Total	$224,788	100%	$34,891	100%	$201,846	100%	$177,151	100%	$638,676	100%

	December 31, 2013
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$233,201	100%	$40,785	100%	$182,111	88%	$175,249	100%	$631,346	96%
Non-performing	953	—%	107	—%	24,410	12%	151	—%	25,621	4%
Total	$234,154	100%	$40,892	100%	$206,521	100%	$175,400	100%	$656,967	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2014, are as follows:

June 30,
(Dollars in thousands)	2014

Outstanding principal balance	$829
Carrying amount	408

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of June 30, 2014

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$3,503	13%	$1,546	14%	$1,984	7%	$7,033	11%	$626,795	27%	$633,828	27%	$—	$6,466	24%
Commercial business loans	3,716	14%	58	1%	3,801	14%	7,575	12%	371,757	16%	379,332	16%	—	9,020	32%
Commercial construction	—	—%	—	—%	712	3%	712	1%	41,559	2%	42,271	2%	—	1,437	5%
Total commercial	$7,219	27%	$1,604	15%	$6,497	24%	$15,320	24%	$1,040,111	45%	$1,055,431	45%	$—	$16,923	61%

Residential:
Residential real estate	$1,562	6%	$725	7%	$3,762	14%	$6,049	10%	$668,905	29%	$674,954	28%	$—	$8,926	32%
Residential construction	144	—%	—	—%	130	—%	274	—%	—	—%	274	—%	—	130	—%
Total residential	$1,706	7%	$725	7%	$3,892	14%	$6,323	10%	$668,905	29%	$675,228	28%	$—	$9,056	32%

Consumer loans:
Home equity & lines of credit	$956	4%	$84	1%	$576	2%	$1,616	2%	$223,172	10%	$224,788	10%	$—	$1,482	5%
Personal	630	2%	148	1%	—	—%	778	1%	34,113	1%	34,891	1%	—	150	1%
Education	13,707	51%	8,264	73%	16,819	60%	38,790	59%	163,056	7%	201,846	9%	16,819	—	—%
Automobile	2,352	9%	316	3%	—	—%	2,668	4%	174,483	8%	177,151	7%	—	171	1%
Total consumer	$17,645	66%	$8,812	78%	$17,395	62%	$43,852	66%	$594,824	26%	$638,676	27%	$16,819	$1,803	7%

Total	$26,570	100%	$11,141	100%	$27,784	100%	$65,495	100%	$2,303,840	100%	$2,369,335	100%	$16,819	$27,782	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2013

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$2,017	9%	$—	—%	$6,814	17%	$8,831	11%	$575,302	25%	$584,133	25%	$—	$20,613	40%
Commercial business loans	330	1%	1,103	8%	3,094	8%	4,527	6%	374,136	17%	378,663	16%	—	15,900	31%
Commercial construction	—	—%	752	6%	1,766	4%	2,518	3%	35,549	2%	38,067	2%	—	2,518	5%
Total commercial	$2,347	10%	$1,855	14%	$11,674	29%	$15,876	20%	$984,987	44%	$1,000,863	43%	$—	$39,031	76%

Residential:
Residential real estate	$2,796	11%	$1,068	8%	$3,076	8%	$6,940	9%	$676,760	30%	$683,700	29%	$—	$11,393	22%
Residential construction	—	—%	—	—%	130	—%	130	—%	147	—%	277	—%	—	130	—%
Total residential	$2,796	11%	$1,068	8%	$3,206	8%	$7,070	9%	$676,907	30%	$683,977	29%	$—	$11,523	22%

Consumer loans:
Home equity & lines of credit	$700	3%	$435	3%	$448	1%	$1,583	2%	$232,571	9%	$234,154	10%	$—	$953	2%
Personal	542	2%	77	1%	2	—%	621	1%	40,271	2%	40,892	2%	—	107	—%
Education	16,223	65%	9,485	71%	24,410	62%	50,118	64%	156,403	7%	206,521	9%	24,410	—	—%
Automobile	2,293	9%	448	3%	—	—%	2,741	4%	172,659	8%	175,400	7%	—	151	—%
Total consumer	$19,758	79%	$10,445	78%	$24,860	63%	$55,063	71%	$601,904	26%	$656,967	28%	$24,410	$1,211	2%

Total	$24,901	100%	$13,368	100%	$39,740	100%	$78,009	100%	$2,263,798	100%	$2,341,807	100%	$24,410	$51,765	100%

Troubled Debt Restructured Loans

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types.  The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates.  The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status.  The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification reflects prevailing market conditions. The Bank’s policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation, which includes the following:

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of June 30, 2014 and June 30, 2013.

	June 30		June 30
	2014		2013
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	3	$1,012	10	$7,335
Commercial business loans	2	3,673	10	7,353
Commercial construction	2	725	4	2,715
Total commercial	7	5,410	24	17,403

Residential:
Residential real estate	2	129	3	2,138
Residential construction	—	—	—	—
Total real estate loans	2	129	3	2,138

Consumer loans:
Home equity & lines of credit	3	447	4	50
Personal	1	15	4	549
Total consumer loans	4	462	8	599
Total loans	13	$6,001	35	$20,140

The following tables summarize information about TDRs as of the six months ended June 30, 2014 and 2013:

For the Six Months Ended June 30, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	8	2,789
Outstanding principal balance at period end	13	6,001
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	3	1,534

	For the Six Months Ended June 30, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$2,305
Modifications granted:
Reduction of outstanding principal due	1	—
Deferral of principal amounts due	3	2,200
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	1	105
Outstanding principal balance immediately before modification	5	2,305
Outstanding principal balance immediately after modification	5	2,305
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	18	9,106
Outstanding principal balance at period end	35	20,140
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	3	1,726

The Company had no accruing TDRs that were modified during the six months ended June 30, 2014 and 2013.

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

Components of Impaired Loans

Impaired Loans

Year to date June 30, 2014

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$6,466	$9,502	$—	$16,610	$—	$—
Commercial Business	9,020	15,537	—	14,445	—	—
Commercial Construction	1,437	1,648	—	2,072	—	—
Residential Real Estate	8,926	9,503	—	10,500	—	—
Residential Construction	130	338	—	130	—	—
Home Equity and Lines of Credit	1,482	1,509	—	1,109	—	—
Personal	150	150	—	121	—	—
Education	—	—	—	—	—	—
Auto	171	171	—	166	—	—
Total Impaired Loans:	$27,782	$38,358	$—	$45,153	$—	$—

Commercial	$16,923	$26,687	$—	$33,127	$—	$—
Residential	9,056	9,841	—	10,630	—	—
Consumer	1,803	1,830	—	1,396	—	—
Total	$27,782	$38,358	$—	$45,153	$—	$—

Impaired Loans

For the Year Ended December 31, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$20,613	$28,116	$—	$23,889	$—	$—
Commercial Business	26,022	30,264	—	12,521	—	—
Commercial Construction	2,518	6,214	—	8,745	—	—
Residential Real Estate	11,393	11,955	—	12,295	—	—
Residential Construction	130	338	—	447	—	—
Home Equity and Lines of Credit	953	971	—	1,140	—	—
Personal	107	107	—	208	—	—
Education	—	—	—	—	—	—
Auto	151	151	—	147	—	—
Total Impaired Loans:	$61,887	$78,116	$—	$59,392	$—	$—

Commercial	$49,153	$64,594	—	$45,155	—	—
Residential	11,523	12,293	—	12,742	—	—
Consumer	1,211	1,229	—	1,495	—	—
Total	$61,887	$78,116	$—	$59,392	$—	$—

The impaired loans table above includes $10.1 million of accruing TDRs that were modified during 2013 and are performing in accordance with their modified terms.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at June 30, 2014. Interest income that would have been recorded for the six months ended June 30, 2014, had impaired loans been current according to their original terms, amounted to $1.1 million.

Non-performing loans (which includes non-accrual loans and loans past due 90 days or more and still accruing) at June 30, 2014 and December 31, 2013 amounted to $44.6 million and $76.2 million, respectively, and include $16.8 million and $24.4 million, respectively, of government guaranteed student loans.

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial Corp., FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles, which are amortized over an estimated useful life of ten years. As of June 30, 2014, the core deposit intangibles net of accumulated amortization totaled $4.7 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over a remaining estimated useful life of 7 years.

Goodwill and other intangibles at June 30, 2014 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2014	$121,973	$8,007
Additions	—	—
Amortization	—	(934)
Balance at June 30, 2014	$121,973	$7,073

During 2013, management reviewed qualitative factors for the banking unit, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions were incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our December 31, 2013  annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2013.  Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2013, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods. We did not note any negative trends in financial performance, or general market or economic conditions, for Beneficial Insurance Services, LLC for the six months ending June 30, 2014 that would indicate potential goodwill impairment.

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

During the six months ended June 30, 2014, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 8 — OTHER ASSETS

The following table provides selected information on other assets at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Investments in affordable housing and other partnerships	$11,406	$12,541
Cash surrender value of life insurance	20,478	20,049
Prepaid assets	3,365	2,203
Net deferred tax assets	41,360	48,612
Other real estate	2,008	5,861
Fixed assets held for sale	35	—
Mortgage servicing rights	1,439	1,524
All other assets	11,165	13,210
Total other assets	$91,256	$104,000

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its Mortgage Servicing Rights (“MSRs”).  The Company utilizes the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  See Note 18 for further discussion of MSRs.

NOTE 9 — DEPOSITS

Deposits consisted of the following major classifications at June 30, 2014 and December 31, 2013:

	June 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2014	Deposits	2013	Deposits

Non-interest bearing deposits	$319,082	9.1%	$291,109	7.9%
Interest-earning checking accounts	675,573	19.3%	686,582	18.8%
Municipal checking accounts	227,888	6.5%	383,043	10.5%
Money market accounts	435,199	12.4%	441,881	12.1%
Savings accounts	1,144,867	32.7%	1,127,339	30.8%
Time deposits	702,856	20.0%	730,062	19.9%

Total deposits	$3,505,465	100.0%	$3,660,016	100.0%

NOTE 10 — BORROWED FUNDS

Borrowed funds at June 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
FHLB advances	$195,000	$195,000
Repurchase agreements	30,000	30,000
Statutory trust debenture	25,379	25,370
Total borrowed funds	$250,379	$250,370

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At June 30, 2014 and December 31, 2013, loans in the amount of $222.5 million and $230.2 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.  At June 30, 2014 and December 31, 2013, the Company had $34.0 million and $33.2 million, respectively, of securities pledged as collateral on secured borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2014 and December 31, 2013, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2014 and December 31, 2013, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2014:

Tier 1 Capital (to average assets)	$464,888	10.76%	$129,660	3.00%	$216,099	5.00%

Tier 1 Capital (to risk weighted assets)	464,888	20.97%	88,663	4.00%	132,860	6.00%

Total Capital (to risk weighted assets)	492,882	22.24%	177,326	8.00%	221,434	10.00%

As of December 31, 2013:

Tier 1 Capital (to average assets)	$456,285	10.22%	$134,000	3.00%	$223,333	5.00%

Tier 1 Capital (to risk weighted assets)	456,285	20.57%	88,740	4.00%	133,109	6.00%

Total Capital (to risk weighted assets)	484,370	21.83%	177,479	8.00%	221,849	10.00%

NOTE 12 — INCOME TAXES

For the three months ended June 30, 2014, the Company recorded a provision for income taxes of $1.5 million, reflecting an effective tax rate of 24.7%, compared to a provision for income taxes of $374 thousand, reflecting an effective tax rate of 11.4%, for the three months ended June 30, 2013.  The increase in income tax expense was due to higher profitability levels for the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company recorded a provision for income taxes of $1.4 million, reflecting an effective tax benefit of 16.9% compared to a provision for income taxes of $949 thousand, reflecting an effective tax rate of 13.4% for the six months ended June 30, 2013. The increase in income tax expense and the effective tax rate is due to higher profitability levels for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (9.8%),
2.2% and (8.0%) in the effective income tax rate calculation as of June 30, 2014, respectively, and (11.2%), 2.8% and (12.9%) in the effective income tax rate calculation as of June 30, 2013, respectively.

As of June 30, 2014, the Company had net deferred tax assets totaling $41.4 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state and local net operating losses, other-than-temporary impairments, and a charitable contribution carryover that will expire on December 31, 2015 that, if not used, management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as June 30, 2014. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$—	$—	$19	$286
Interest cost	950	963	210	—
Expected return on assets	(1,516)	(1,587)	—	—
Amortization of loss	320	527	1	134
Amortization of prior service cost	—	—	(131)	(132)
Amortization of transition obligation	—	—	41	41
Net periodic pension (benefit) cost	$(246)	$(97)	$140	$329

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$—	$—	$64	$351
Interest cost	1,910	1,846	450	234
Expected return on assets	(3,028)	(3,175)	—	—
Amortization of loss	671	1,055	43	267
Amortization of prior service cost	—	—	(263)	(264)
Amortization of transition obligation	—	—	82	82
Net periodic pension (benefit) cost	$(447)	$(274)	$376	$670

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock

(“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of June 30, 2014, 743,175 shares were fully vested and 400,100 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six months ended June 30, 2014 was $287 thousand and $501 thousand, respectively, as compared to $362 thousand and $420 thousand, respectively, for the three and six months ended June 30, 2013.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	515,200	$9.21
Issued	136,500	11.85
Vested	(98,400)	8.68
Forfeited	(61,200)	11.34
Non-vested Stock Awards outstanding, June 30, 2014	492,100	9.79

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(67,000)	9.25
Forfeited	(1,300)	11.26
Non-vested Stock Awards outstanding, June 30, 2013	611,875	9.61

The fair value of the 98,400 shares that vested during the six months ended June 30, 2014 was $1.3 million. The fair value of the 67,000 shares vested during the six months ended June 30, 2013 was $662 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms.

Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2014, the Company granted 674,500 options compared to 609,500 options granted during the six months ended June 30, 2013. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $399 thousand and $765 thousand, for the three and six months ended June 30, 2014, compared to $482 thousand and $970 thousand, for the three and six months ended June 30, 2013.

A summary of option activity as of June 30, 2014 and changes during the six month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	2,876,850	$10.12
Granted	674,500	11.85
Exercised	(191,700)	10.69
Forfeited	(22,450)	8.88
Expired	—	—
June 30, 2014	3,337,200	10.45

A summary of option activity as of June 30, 2013 and changes during the six month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(3,100)	8.48
Forfeited	(6,150)	10.26
Expired	(600)	9.70
June 30, 2013	2,932,950	10.12

The weighted average remaining contractual term was approximately 6.93 years and the aggregate intrinsic value was $10.4 million for options outstanding as of June 30, 2014.  As of June 30, 2014, exercisable options totaled 1,705,920 with an average weighted exercise price of $10.64 per share, a weighted average remaining contractual term of approximately 5.27 years, and an aggregate intrinsic value of $5.0 million.  The weighted average remaining contractual term was approximately 7.14 years and the aggregate intrinsic value was $15 thousand for options outstanding as of June 30, 2013.  As of June 30, 2013, exercisable options totaled 1,365,640 with an average weighted exercise price of $10.85 per share, a weighted average remaining contractual term of approximately 5.82 years, and an aggregate intrinsic value of $9 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2014 and 2013 are as follows:

	For the Six Months Ended June 30,
	2014	2013
Weighted average fair value of options granted	$4.37	$3.37
Weighted average risk-free rate of return	2.04%	1.08%
Weighted average expected option life in months	78	78
Weighted average expected volatility	32.67%	34.69%
Expected dividends	$—	$—

As of June 30, 2014, there was $5.7 million of total unrecognized compensation cost related to options and $3.5 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of June 30, 2013, there was $4.3 million of total unrecognized compensation cost related to options and $3.1 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 3.79 and 3.77 years as of June 30, 2014 and June 30, 2013, respectively. The average weighted lives for the stock award expense were 3.62 and 3.48 years at June 30, 2014 and June 30, 2013, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At June 30, 2014 and December 31, 2013, the Company had outstanding commitments to purchase or originate loans aggregating $38.8 million and $38.2 million, respectively, commitments to customers on available lines of credit of $191.8 million and $166.2 million, respectively, and standby letters of credit of $11.9 million and $12.0 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $521 thousand and $765 thousand at June 30, 2014 and December 31, 2013, respectively.

As disclosed in our earnings release on January 30, 2014 and in our Form 10-K for the year ended December 31, 2013, in the first quarter of 2013, the Company received notice that it was being investigated by the Department of Justice (“DOJ”) for potential violations of the Equal Credit Opportunity Act and Fair Housing Act relating to the Company’s home-mortgage lending practices from January 1, 2008 to the present.

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-12 — Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award.  The amendments in this update provide explicit guidance for those awards.  For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  At this time, the Company does not believe that it is probable that the performance conditions for any of the outstanding performance based awards will be met.  The Company does not anticipate an impact to the consolidated financial statements related to this guidance.

Also in June 2014, the FASB issued ASU 2014-11 - Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures: The amendments affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments change the current accounting outcome by requiring repurchase-to-maturity transactions to be accounted for as secured borrowings.  Additionally, the amendments require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset.  ASU 2014-11 requires a new disclosure for certain transactions that involve (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  Earlier application for a public business entity is prohibited.  The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers: The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  For public entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740): The amendments of this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The Company adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no unrecognized tax benefits that are part of our net operating loss carryforward.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the six months ended June 30, 2014.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.  The Company measures loans held for sale, impaired loans, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis.  However, from time to time, a loan is considered impaired and any collateral or discounted cash flow shortfall is charged-off.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows.  At June 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows at June 30, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,439	$1,439
Investment securities available for sale:
U.S. GSE and agency notes	—	10,429	—	10,429
GNMA guaranteed mortgage certificates	—	5,626	—	5,626
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	52,263	—	52,263
GSE mortgage-backed securities	—	704,702	—	704,702
Municipal bonds
General obligation municipal bonds	—	46,441	—	46,441
Revenue municipal bonds	—	16,488	—	16,488
Money market funds	3,496	—	—	3,496
Mutual funds	1,106	—	—	1,106
Interest rate swap agreements	—	142	—	142
Total Assets	$4,602	$836,091	$1,439	$842,132
Liabilities:
Interest rate swap agreements	$—	$144	$—	$144
Total Liabilities	$—	$144	$—	$144

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,524	$1,524
Investment securities available for sale:
U.S. GSE and agency notes	—	12,917	—	12,917
GNMA guaranteed mortgage certificates	—	6,019	—	6,019
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	96,429	—	96,429
GSE mortgage-backed securities	—	833,098	—	833,098
Municipal bonds
General obligation municipal bonds	—	51,316	—	51,316
Revenue municipal bonds	—	16,113	—	16,113
Money market funds	17,015	—	—	17,015
Mutual funds	1,261	—	—	1,261
Certificates of deposit	12	—	—	12
Interest rate swap agreements	—	294	—	294
Total Assets	$18,288	$1,016,186	$1,524	$1,035,998
Liabilities:
Interest rate swap agreements	$—	$270	$—	$270
Total Liabilities	$—	$270	$—	$270

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

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are generated on either a price or spread basis as determined by the observed market data.  For spread-based evaluations, a non-call spread scale is created and an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Final spreads are added to a benchmark curve (e.g. U.S. Treasury curve).

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

GSE CMOs.  For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and GSE/Agency CMOs in general (including market research), prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.).  For CMOs, depending upon the characteristics of a given tranche, a volatility-driven, multi-dimensional spread table based, single cash flow stream model or an option-adjusted spread (OAS) model is used.  Alternatively, the evaluator may utilize market conventions if different from the model-generated assumptions.

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

Interest Rate Swaps. The Company’s valuation methodology for over-the-counter (“OTC”) derivatives includes an analysis of discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  Beginning January 1, 2013, the Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  These changes in valuation methodology were applied prospectively as a change in accounting estimate and were immaterial to the Company’s financial statements.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013.

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
		Trust	Mortgage
Level 3 Investments Only	Mortgage	Preferred	Servicing
(Dollars in thousands)	Servicing Rights	Securities	Rights
Balance, January 1,	$1,524	$8,722	$1,302
Additions	35	—	113
Included in other comprehensive income	—	864	—
Payments	(73)	(3,917)	(87)
Net accretion	—	148	—
(Decrease) Increase in fair value due to changes in valuation inputs or assumptions	(47)	—	177
Balance, June 30,	$1,439	$5,817	$1,505

During the quarter ended December 31, 2013, the Company sold its holdings in pooled trust preferred securities due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below.  A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement.  The Company’s impaired loans at June 30, 2014 are measured based on the estimated fair value of the collateral since the loans are collateral dependent.  Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2014	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,588	$—	$—	$2,588	$(819)
Other real estate owned	45	—	—	45	—
Loans held for sale	6,270	—	6,270	—	(2,049)

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2013	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$13,594	$—	$—	$13,594	$(4,033)
Other real estate owned	700	—	—	700	(8)
Loans held for sale	1,807	—	1,807	—	(25)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At June 30, 2014		At December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$253,968	$253,968	$355,683	$355,683
Securities available for sale	See previous table	840,551	840,551	1,034,180	1,034,180
Securities held to maturity	Level 2	644,061	644,944	528,829	514,633
FHLB stock	Level 3	15,606	15,606	17,417	17,417
Loans, net	Level 3	2,309,023	2,364,489	2,285,378	2,323,627
Loans held for sale	Level 2	7,688	7,761	780	806
Mortgage servicing rights	Level 3	1,439	1,439	1,524	1,524
Interest rate swaps	Level 2	142	142	294	294
Accrued interest receivable	Level 3	13,396	13,396	13,999	13,999

Liabilities:
Deposits	Level 2	3,505,465	3,512,517	3,660,016	3,666,614
Borrowed funds	Level 2	250,379	250,451	250,370	249,845
Interest rate swaps	Level 2	144	144	270	270
Accrued interest payable	Level 2	2,084	2,084	2,206	2,206

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

Interest Rate Swaps - The Company’s valuation methodology for OTC derivatives includes an analysis of discount cash flows based on OIS rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. Beginning January 1, 2013, the Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  These changes in valuation methodology were applied prospectively as a change in accounting estimate and were immaterial to the Company’s financial statements.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2014 and December 31, 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of June 30, 2014 and June 30, 2013, the Company serviced $153.6 million and $167.3 million of residential mortgage loans, respectively.  During the three and six months ended June 30, 2014, the Company recognized servicing fee income of $96 thousand and $194 thousand, respectively, compared to $104 thousand and $206 thousand for the same periods in 2013.

The following is an analysis of the activity in the Company’s residential MSRs for the six months ended June 30, 2014 and 2013:

	Residential
	Mortgage Servicing Rights
	For the Six Months Ended June 30,
Dollars in thousands	2014	2013

Balance, January 1,	$1,524	$1,302
Additions	35	113
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(47)	177
Paydowns	(73)	(87)
Balance, June 30,	$1,439	$1,505

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At June 30, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.47%, a discount rate equal to 9.88% and an escrow earnings credit rate equal to 1.74%.  At June 30, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 11.00%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.06%.

At June 30, 2014 and June 30, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	June 30, 2014	June 30, 2013
Fair value of residential mortgage servicing rights	$1,439	$1,505

Weighted average life (years)	5.6 years	5.6 years

Prepayment speed	10.47%	11.00%
Effect on fair value of a 20% increase	$(103)	$(109)
Effect on fair value of a 10% increase	(52)	(57)
Effect on fair value of a 10% decrease	58	60
Effect on fair value of a 20% decrease	118	125

Discount rate	9.88%	9.75%
Effect on fair value of a 20% increase	$(95)	$(95)
Effect on fair value of a 10% increase	(49)	(50)
Effect on fair value of a 10% decrease	54	54
Effect on fair value of a 20% decrease	111	110

Escrow earnings credit	1.74%	1.06%
Effect on fair value of a 20% increase	$35	$20
Effect on fair value of a 10% increase	17	12
Effect on fair value of a 10% decrease	(15)	(10)
Effect on fair value of a 20% decrease	(34)	(20)

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

NOTE 19 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers.  As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2014, the Company had six interest rate swaps with an aggregate notional amount of $25.8 million related to this program. During the three and six months ended June 30, 2014, the Company recognized a loss of $7 thousand and $26 thousand, respectively, compared to a gain of $106 thousand and $112 thousand for the same periods in 2013 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2014 and December 31, 2013:

	Asset derivatives		Liability derivatives
As of June 30, 2014	Notional		Notional
(Dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)

Interest rate swap agreements	$12,879	$142	$12,879	$144
Total derivatives	$12,879	$142	$12,879	$144

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2013	Notional		Notional
(Dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)

Interest rate swap agreements	$13,151	$294	$13,151	$270
Total derivatives	$13,151	$294	$13,151	$270

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of June 30, 2014

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
(Dollars in thousands)	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$160	$—	$160	$—	$—	$160

Offsetting of Derivative Liabilities

As of June 30, 2014

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Liabilities *	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$162	$—	$162	$—	$(73)	$89

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
(Dollars in thousands)	Assets *	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Interest rate swaps	$313	$—	$313	$—	$51	$262

Offsetting of Derivative Liabilities

As of December 31, 2013

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Liabilities *	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$288	$—	$288	$—	$—	$288

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

As of June 30, 2014, the termination value of the interest rate swaps in a liability position was $162 thousand.  The Company has minimum collateral posting thresholds with its counterparty. At June 30, 2014, the Company had $73 thousand of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at June 30, 2014 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at June 30, 2014.

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

The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 58 offices throughout the Philadelphia and Southern New Jersey area.

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

A secondary source of income is non-interest income, which is revenue we receive from providing products and services.  Traditionally, the majority of our non-interest income has come from service charges (mostly on deposit accounts), interchange income, mortgage banking, and from fee income from our insurance and wealth management services.

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

Our business results continue to be impacted by slow economic growth in our markets.  To stimulate economic growth, the Federal Reserve Board continues to hold short-term interest rates at historic lows and expects rates to remain low throughout 2015. The low rate environment has impacted the yield on our investment and loan portfolios.  Elevated unemployment, slow economic growth and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in low loan demand.  This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing.  We continue to adhere to our prudent underwriting standards and are committed to originating quality loans.  As the economy slowly improves, we have seen reductions in our non-performing assets, past due loans and charge-off levels.

As disclosed in our earnings release on January 30, 2014 and in our Form 10-K for the year ended December 31, 2013, in the first quarter of 2013, the Company received notice that it was being investigated by the Department of Justice (“DOJ”) for potential violations of the Equal Credit Opportunity Act and Fair Housing Act relating to the Company’s home-mortgage lending practices from January 1, 2008 to the present.

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

Net income was $4.6 million and $7.0 million for the three and six months ended June 30, 2014 compared to $2.9 million and $6.1 million for the same periods in 2013.

For the three months ended June 30, 2014, net interest income was $29.2 million, a decrease of $2.0 million, or 6.4%, from the three months ended June 30, 2013. The decrease in net interest income was primarily the result of a decline in average assets of $274.4 million with average investments and loans down $194.9 million and $66.0 million, respectively, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of deposits. The reduction in average assets was part of our ongoing strategy to reduce our municipal deposit portfolio, the average balance of which decreased $194.2 million during the three months ended June 30, 2014 as compared to the same period a year ago. This reduction of municipals deposits, and the corresponding decrease in investments, has improved capital levels and our interest rate risk profile and has also helped to stabilize net interest margin which was 2.81% for the three months ended June 30, 2014 as compared to 2.83% for the same period in 2013. For the six months ended June 30, 2014, net interest income was $58.7 million, a decrease of $4.0 million, or 6.4%, from the six months ended June 30, 2013. The decrease was primarily the result of a decline in the average assets of $280.6 million with average investments and loans down $169.5 million and $91.6 million, respectively, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and a $200.5 million decrease in the average balance of municipal deposits during 2014.  We expect that the continued low interest rate environment will put pressure on net interest margin in future periods but are focused on growing our loan portfolio and improving our balance sheet to help stabilize our net interest margin.

Asset quality metrics showed continued signs of improvement during the six months ended June 30, 2014. Non-performing loans, excluding government guaranteed student loans, decreased to $27.8 million at June 30, 2014, compared to $51.8 million at December 31, 2013.  The $24.0 million, or 46.3%, decrease in non-performing loans since year end, excluding government student loans, was a function of our continued workout of non-performing assets as well as an $11.3 million non-performing loan sale, which resulted in a $913 thousand net recovery.  At June 30, 2014, the commercial loan portfolio included approximately $6.3 million of non-performing loans held for sale that are expected to be sold during the third quarter of 2014.  These loans are being carried at the lower of cost or market. The improvement in our asset quality metrics is due to stabilization in residential and commercial loan property valuations as well as the continued efforts of our credit officers and loan workout group to identify and manage potential problem loans.

As a result of the improvement in our asset quality metrics, we were able to reduce our provision for loan losses for the quarter ended June 30, 2014 to $250 thousand compared to $5.0 million for the quarter ended June 30, 2013.  Net charge-offs during the quarter ended June 30, 2014 were $1.7 million compared to $2.7 million during the quarter ended December 31, 2013 and $5.0 million during the quarter ended June 30, 2013. At June 30, 2014, the Bank’s allowance for loan losses totaled $52.6 million, or 2.22% of total loans, compared to $55.6 million, or 2.38% of total loans, at December 31, 2013.

Over the past few years our loan portfolio has been impacted by high commercial loan repayments and continued weak loan demand, particularly in our residential and consumer lending portfolios.  We have been focused on recruiting and hiring lenders for our commercial and small business lending teams to drive future growth and improve our balance sheet mix.  Loans increased during the six months ended June 30, 2014 by $27.5 million, or 1.2%, to $2.4 billion at June 30, 2014 from $2.3 billion at December 31, 2013. The growth was primarily driven by a $54.6 million increase in our commercial loan portfolio due to strong commercial real estate growth.  Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  Included in our shared national credit portfolio are purchased participations and assignments in leveraged lending transactions.  Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt.  When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets.  We actively monitor the secondary market for these types of loans to ensure that we maintain flexibility to sell such loans in the event of deteriorating credit quality.  To further minimize risk and based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%.  We may reevaluate these limits in future periods.

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At June 30, 2014, shared national credits totaled $93.1 million, which included $54.8 million of leveraged lending transactions.  All of these loans were classified as pass rated as June 30, 2014 as all payments are current and the loans are performing in accordance with their contractual terms.

A weak housing market in the Philadelphia Metropolitan area contributed to lower mortgage loan originations resulting in an $8.8 million decrease in our residential loan portfolio. Our consumer loan categories continue to be impacted by weak demand and decreased $18.3 million during the year.

During the first quarter of 2014, we moved our headquarters to 1818 Beneficial Bank Place in Philadelphia, Pennsylvania.  The new location affirms our commitment to remaining the oldest and largest bank in Philadelphia.  During the first quarter, we incurred approximately $1.3 million of one-time costs associated with the headquarters move including duplicate rent for the old and new headquarters space as the old headquarters lease did not expire until March 31, 2014, moving costs, de-commissioning our old headquarters space, and miscellaneous other costs.

During 2014, we repurchased 1,722,500 shares of common stock at an average price of $12.81 under our share repurchase program.  Capital levels improved and continue to remain strong.

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

RECENT INDUSTRY CONSOLIDATION

The banking industry has experienced consolidation in recent years, which may continue in future periods. Consolidation may affect the markets in which we operate as competitors integrate newly acquired businesses, adopt new business and risk management practices or change products and pricing as they attempt to maintain or grow market share and maximize profitability.  Merger activity involving national, regional and community banks and specialty finance companies in the Philadelphia metropolitan area has and will continue to impact the competitive landscape in the markets we serve. We believe that there are opportunities to continue to grow via acquisition in our markets and expect that acquisitions will continue to be a key part of our future growth strategy.  Management continually monitors our primary market area and assesses the impact of industry consolidation, as well as the practices and strategies of our competitors, including loan and deposit pricing and customer behavior.

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

As of June 30, 2014, our current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

On July 21, 2010, President Obama signed the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repealed non-payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations.  It is therefore difficult to determine at this time their impact on the Bank, Company and the MHC.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Bank, the Company and the MHC.

As mandated by the Dodd-Frank Act, in December 2013, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, FDIC, U.S. Securities and Exchange Commission and Commodity Futures Trading Commission issued final rulings (the “Final Rules”) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a “covered fund” (the so-called “Volcker Rule”).  The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Final Rules.  During the quarter ended December 31, 2013, the Company sold its holdings in pooled trust preferred securities due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule.  Based on our evaluation to date, we do not currently expect the Final Rules will have a material effect in future periods on our business, financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

In the preparation of our condensed consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and to general practices within the banking industry. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies, which are discussed below, to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

The allowance for loan losses is established through a provision for loan losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change. Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  In addition, the FDIC and the Department, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $5.3 million to $10.6 million for the six months ended June 30, 2014.  We also have approximately $46.6 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material.  For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $4.7 million.  During 2013 and, in particular, the six months ended June 30, 2014, we began to experience a decline in levels of delinquencies, net charge-offs and non-performing assets.  Management considered these market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both June 30, 2014 and December 31, 2013, respectively.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2013, management reviewed qualitative factors for the Bank, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted.  We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill as of December 31, 2013.  Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2013, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods. We did not note any negative trends in financial performance, or general market or economic conditions, for Beneficial Insurance Services, LLC for the six months ending June 30, 2014 that would indicate potential goodwill impairment.

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

During the six months ended June 30, 2014, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of June 30, 2014, the Bank had net deferred tax assets totaling $41.4 million. These deferred tax assets can only be realized if the Bank generates taxable income in the future. The Bank regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Bank currently maintains a valuation allowance for certain state net operating losses, other-than-temporary impairments, and a charitable contribution carryover that, if not fully utilized, will expire in 2015, that management believes it is more likely than not that such deferred tax assets will not be realized. The Bank expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of June 30, 2014.  However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

Postretirement Benefits. Several variables affect the annual cost for our defined benefit retirement programs. The main variables are: (1) size and characteristics of the employee population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns and (5) other actuarial assumptions. Below is a brief description of these variables and the effect they have on our pension costs.

Size and Characteristics of the Employee Population.  Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment and benefit terms. Effective June 30, 2008, plan participants ceased to accrue additional benefits under the existing pension benefit formula and their accrued benefits were frozen.

Discount Rate.  The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions.

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

Recognition of Actual Asset Returns.  Accounting guidance allows for the use of an asset value that “smoothes” investment gains and losses over a period up to five years. However, we have elected to use an alternative method in determining pension cost that uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to smooth their investment experience.

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

In addition to our defined benefit programs, we offer a defined contribution plan (“the 401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with the Employee Stock Ownership Plan (“the ESOP”) to form the Beneficial Bank Employee Savings and Stock Ownership Plan (“the KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets decreased $157.7 million, or 3.4%, to $4.4 billion at June 30, 2014 from $4.6 billion at December 31, 2013.  Cash and cash equivalents decreased $101.7 million to $254.0 million at June 30, 2014 from $355.7 million at December 31, 2013.  The decrease in cash and cash equivalents was primarily driven by a planned $155.2 million run-off of municipal deposits.  The run-off of the municipal deposits and the related decrease in our cash balances have helped stabilize our net interest margin for the quarter and the year to date.

Investments decreased $80.2 million, or 5.1%, to $1.5 billion at June 30, 2014 from $1.6 billion at December 31, 2013.  The decrease in investments during the six months ended June 30, 2014 was primarily driven by investment prepayments, which were used to fund the municipal deposit run-off and the growth in our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.  Additionally, improving our balance sheet mix by reducing cash and investments and growing loans remains one of our priorities to help us grow net interest income and improve profitability.

Loans increased $27.5 million, or 1.2%, to $2.4 billion at June 30, 2014 from $2.3 billion at December 31, 2013. Commercial loans increased $54.6 million due to strong commercial real estate growth.  Commercial loans include shared national credits, which increased to $93.1 million during the year from $39.9 million at December 31, 2013. A weak housing market in the Philadelphia Metropolitan area contributed to lower mortgage loan originations resulting in an $8.8 million decrease in our residential loan portfolio. Our consumer loan categories continue to be impacted by weak demand and decreased $18.3 million during the year.

Bank premises and equipment, net, increased $7.3 million to $79.1 million at June 30, 2014 from $71.8 million at December 31, 2013, primarily due to the move into our new headquarters location at 1818 Market Street and the opening of our new Maple Glen, Broomall and Rosemore campus locations during the year.

Other assets decreased $12.7 million to $91.3 million at June 30, 2014 from $104.0 million at December 31, 2013 primarily due to a $7.3 million decline in the deferred tax asset and a $4.0 million decrease in other real estate owned during the year.

Deposits decreased $154.6 million, or 4.2%, to $3.5 billion at June 30, 2014 from $3.7 billion at December 31, 2013.  The decrease in deposits was primarily the result of a $155.2 million decrease in municipal deposits, which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts.

At June 30, 2014, stockholders’ equity decreased to $612.7 million, or 13.8% of total assets, compared to $615.1 million, or 13.4% of total assets, at December 31, 2013. This decrease was due to the repurchase of 1,748,090 shares of common stock during the period at a cost of $22.5 million, partially offset by a $7.0 million increase in retained earnings and an $8.5 million increase in other comprehensive income during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General — For the three months ended June 30, 2014, Net income was $4.6 million, or $0.06 per diluted share, compared to $2.9 million, or $0.04 per diluted share, for the three months ended June 30, 2013.

Net Interest Income — For the three months ended June 30, 2014, net interest income was $29.2 million, a decrease of $2.0 million, or 6.4%, from the three months ended June 30, 2013. The decrease in net interest income was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of deposits and average balance of municipal deposits. Net interest margin was relatively stable at 2.81% for the three months ended June 30, 2014 as compared to 2.83% for the same period in 2013. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods but are focused on growing our loan portfolio and improving our balance sheet to help stabilize our net interest margin.

Provision for Loan Losses — The provision for loan losses was $250 thousand for the three months ended June 30, 2014 compared to a provision of $5.0 million for the same period in 2013.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality including a $75.0 million decrease in criticized and classified loans, a $19.4 million decrease in delinquencies and a $3.3 million decrease in net charge-offs as of and for the three months ended June 30, 2014 compared to the same period in 2013.  Net charge-offs totaled $1.7 million during the three months ended June 30, 2014 as compared to $5.0 million during the same period in 2013.  Additionally non-performing assets decreased $41.1 million to $46.6 million at June 30, 2014 compared to $87.7 million at June 30, 2013.

At June 30, 2014, our allowance for loan losses totaled $52.6 million, or 2.22% of total loans, compared to an allowance for loan losses of $55.6 million, or 2.38% of total loans, at December 31, 2013.

Non-interest Income — For the three months ended June 30, 2014, non-interest income totaled $6.3 million, a decrease of $1.0 million, or 13.7%, from the three months ended June 30, 2013.  The decrease was primarily due to a $710 thousand decrease in the gain on the sale of investment securities, a $396 thousand decrease in mortgage banking income due to our decision to retain some of our residential mortgage production, and a $278 thousand decrease in return check charges. These decreases to non-

interest income were partially offset by a $743 thousand gain associated with a limited partnership investment.

Non-interest Expense — For the three months ended June 30, 2014, non-interest expense totaled $29.2 million, a decrease of $1.1 million, or 3.5%, from the three months ended June 30, 2013.  The decrease in non-interest expense was primarily due to a $1.3 million decrease in classified loan and other real estate owned expenses and a $377 thousand decrease in marketing expense, partially offset by a $436 thousand increase in salaries and employee benefits reflecting investments in our lending teams and risk and compliance functions.  The decrease in classified loan and other real estate owned expenses was consistent with the reduction in the balance of non-performing assets and our improving asset quality metrics.

Income Taxes — For the three months ended June 30, 2014, we recorded a provision for income taxes of $1.5 million, reflecting an effective tax rate of 24.7% compared to a provision for income taxes of $374 thousand, reflecting an effective tax rate of 11.4% for the three months ended June 30, 2013.  The increase in income tax expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to higher profitability levels for the three months ended June 30, 2014. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2014 and June 30, 2013.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended June 30,			Three Months Ended June 30,
	2014			2013
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$301,195	$190	0.25%	$322,787	$203	0.25%
Stock	15,902	219	5.45%	18,519	12	0.27%
Other Investment securities	1,509,566	8,175	2.17%	1,680,301	8,431	2.01%
Total Investment securities	1,826,663	8,584	1.88%	2,021,607	8,646	1.71%
Loans:
Real estate loans
Residential	673,668	7,522	4.47%	681,339	7,918	4.65%
Non-residential	584,285	7,307	4.96%	598,151	7,713	5.16%
Total real estate	1,257,953	14,829	4.70%	1,279,490	15,631	4.89%
Business loans	320,817	2,971	3.68%	295,702	3,803	5.16%
Small Business loans	102,930	1,430	5.51%	124,131	1,824	5.88%
Total Business & Small Business loans	423,747	4,401	4.12%	419,833	5,632	5.37%
Total Business loans	1,008,032	11,708	4.61%	1,017,984	13,345	5.25%
Personal loans	640,460	6,972	4.37%	688,867	7,789	4.54%
Total loans, net of discount	2,322,160	26,202	4.50%	2,388,190	29,052	4.87%
Total interest earning assets	4,148,823	34,786	3.35%	4,409,797	37,698	3.42%
Non-interest earning assets	342,182			355,651
Total assets	$4,491,005			$4,765,448
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,155,229	$998	0.35%	$1,080,095	$1,171	0.43%
Money market accounts	440,830	350	0.32%	482,617	471	0.39%
Demand deposits	677,371	346	0.20%	671,938	415	0.25%
Demand deposits - Municipals	272,803	77	0.11%	467,041	304	0.26%
Certificates of deposit	714,301	1,988	1.12%	765,727	2,057	1.08%
Total interest-bearing deposits	3,260,534	3,759	0.46%	3,467,418	4,418	0.51%
Borrowings	250,376	5,569	2.90%	275,360	2,052	2.99%
Total interest-bearing liabilities	3,510,910		0.64%	3,742,778	6,470	0.69%
Non-interest-bearing deposits	314,569			312,339
Other non-interest-bearing liabilities	53,387			79,219
Total liabilities	3,878,866			4,134,336
Total stockholders’ equity	612,139			631,112
Total liabilities and stockholders’ equity	$4,491,005			$4,765,448
Net interest income		$29,217			$31,228
Interest rate spread			2.71%			2.73%
Net interest margin			2.81%			2.83%
Average interest-earning assets to average interest-bearing liabilities			118.17%			117.82%

Comparison of Operating Results for the Six Months Ended June 30, 2014 and June 30, 2013

General — For the six months ended June 30, 2014, Net income was $7.0 million, or $0.09 per diluted share, compared to net income of $6.1 million, or $0.08 per diluted share, for the six months ended June 30, 2013.

Net Interest Income — For the six months ended June 30, 2014, net interest income was $58.7 million, a decrease of $4.0 million, or 6.4%, from the six months ended June 30, 2013. The decrease was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and a $200.5 million decrease in the average balance of municipal deposits during 2014. Our net interest margin decreased to 2.81% for the six months ended June 30, 2014 from 2.83% for the same period in 2013.

Provision for Loan Losses — Provision for loan losses was $1.8 million for the six months ended June 30, 2014 compared to a provision of $10.0 million for the same period in 2013.  The decrease in the provision for loan losses was the result of continued improvement in our asset quality including a $75.0 million decrease in criticized and classified loans, a $19.4 million decrease in delinquencies and a $4.2 million decrease in net charge-offs as of and for the six months ended June 30, 2014 compared to the same period in 2013.  Net charge-offs totaled $4.8 million during the six months ended June 30, 2014 as compared to $9.0 million during the same period in 2013.  Additionally non-performing assets decreased $41.1 million to $46.6 million at June 30, 2014 compared to $87.7 million at June 30, 2013.

At June 30, 2014, our allowance for loan losses totaled $52.6 million, or 2.22% of total loans, compared to an allowance for loan losses of $55.6 million, or 2.38% of total loans, at December 31, 2013.

Non-interest Income — For the six months ended June 30, 2014, non-interest income totaled $11.9 million, a decrease of $2.3 million, or 16.3%, from the six months ended June 30, 2013.  The decrease was primarily due to a $1.3 million decrease in the gain on the sale of investment securities and a $512 thousand decrease in mortgage banking income due to our decision to retain some of our residential mortgage production.

Non-interest Expense — For the six months ended June 30, 2014, non-interest expense totaled $60.4 million, an increase of $455 thousand, or 0.8%, from the six months ended June 30, 2013.  The increase in non-interest expense was primarily driven by a $1.5 million increase in salaries and employee benefits, reflecting investments in our lending teams and risk and compliance functions, a $1.0 million increase in occupancy expenses, which were driven by snow removal expenses and duplicate rent costs for our headquarters during the first quarter related to the move, and a $1.1 million increase in other expenses related to one time headquarter moving costs, partially offset by a $2.1 million decrease in classified loan and other real estate owned expenses and a $493 thousand decrease in professional fees.

Income Taxes — For the six months ended June 30, 2014, the provision for income taxes was $1.4 million, reflecting an effective tax rate of 16.9% compared to a provision for income taxes of $949 thousand reflecting an effective tax rate of 13.4% for the six months ended June 30, 2013.  The increase in income tax expense and the effective tax rate was due to higher profitability levels for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2014 and June 30, 2013.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Six Months Ended June 30,			Six Months Ended June 30,
	2014			2013
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$302,731	$379	0.25%	$307,022	$384	0.25%
Stock	16,653	372	4.44%	17,623	38	0.44%
Other Investment securities	1,529,659	16,479	2.15%	1,693,897	16,530	1.95%
Total Investment securities	1,849,043	17,230	1.86%	2,018,542	16,952	1.68%
Loans:
Real estate loans
Residential	676,014	15,247	4.51%	676,404	15,865	4.69%
Non-residential	566,769	13,890	4.88%	621,638	15,793	5.09%
Total real estate	1,242,783	29,137	4.68%	1,298,042	31,658	4.88%
Business loans	328,189	6,476	3.93%	292,731	7,611	5.21%
Small Business loans	104,811	2,998	5.70%	127,440	3,754	5.91%
Total Business & Small Business loans	433,000	9,474	4.36%	420,171	11,365	5.42%
Total Business loans	999,769	23,364	4.66%	1,041,809	27,158	5.23%
Personal loans	645,104	14,049	4.39%	694,272	15,685	4.56%
Total loans, net of discount	2,320,887	52,660	4.54%	2,412,485	58,708	4.88%
Total interest earning assets	4,169,930	69,890	3.35%	4,431,027	75,660	3.42%
Non-interest earning assets	345,648			365,191
Total assets	$4,515,578			$4,796,218

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,143,677	$1,979	0.35%	$1,065,806	$2,311	0.44%
Money market accounts	443,381	699	0.32%	489,213	952	0.39%
Demand deposits	676,264	687	0.20%	664,563	852	0.26%
Demand deposits - Municipals	305,171	178	0.12%	505,644	667	0.27%
Certificates of deposit	721,359	3,989	1.12%	772,945	4,180	1.09%
Total interest-bearing deposits	3,289,852	7,532	0.46%	3,498,171	8,962	0.52%
Borrowings	250,408	3,611	2.91%	266,440	3,905	2.96%
Total interest-bearing liabilities	3,540,260	11,143	0.63%	3,764,611	12,867	0.69%
Non-interest-bearing deposits	309,452			309,610
Other non-interest-bearing liabilities	52,032			90,061
Total liabilities	3,901,744			4,164,282
Total stockholders’ equity	613,834			631,936
Total liabilities and stockholders’ equity	$4,515,578			$4,796,218
Net interest income		$58,747			$62,793
Interest rate spread			2.72%			2.73%
Net interest margin			2.81%			2.83%
Average interest-earning assets to average interest-bearing liabilities			117.79%			117.70%

Asset Quality

At June 30, 2014, non-performing assets decreased $35.4 million to $46.6 million from $82.0 million at December 31, 2013.  The ratio of non-performing assets to total assets decreased to 1.05% at June 30, 2014 from 1.79% at December 31, 2013.

ASSET QUALITY INDICATORS (Unaudited)

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2014	2014	2013	2013

Non-performing assets:
Non-accruing loans*	$27,782	$48,127	$51,765	$57,937
Accruing government guaranteed student loans past due 90 days or more	16,819	20,236	24,410	22,516
Total non-performing loans	44,601	68,363	76,175	80,453

Real estate owned	2,008	4,039	5,861	7,197

Total non-performing assets	$46,609	$72,402	$82,036	$87,650

Non-performing loans to total loans	1.88%	2.94%	3.25%	3.37%
Non-performing assets to total assets	1.05%	1.60%	1.79%	1.86%
Non-performing assets, excluding government guaranteed student loans, to total assets	0.67%	1.15%	1.26%	1.39%
ALLL to total loans	2.22%	2.32%	2.38%	2.46%
ALLL to non-performing loans	117.99%	79.08%	73.05%	72.91%
ALLL to non-performing loans, excluding government guaranteed student loans	189.42%	112.33%	107.50%	101.25%

* Non-accruing loans include $6.0 million, $15.8 million, $18.3 million, and $20.1 million of troubled debt restructured loans (TDRs) as of June 30, 2014, March 31, 2014, December 31, 2013, and June 30, 2013, respectively.

During the second quarter of 2014, the Company sold $11.3 million of non-performing commercial loans and recorded a $913 thousand net recovery.  At June 30, 2014, the commercial loan portfolio included approximately $6.3 million of non-performing loans held for sale as of June 30, 2014 that are expected to be sold during the third quarter of 2014.  These loans are being carried at the lower of cost or market.

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $16.8 million and $24.4 million in government guaranteed student loans as of June 30, 2014 and December 31, 2013, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at June 30, 2014 or December 31, 2013 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

During the six months ended June 30, 2014, real estate owned decreased $3.9 million to $2.0 million at June 30, 2014 from $5.9 million at December 31, 2013 as we continue to manage and sell these properties.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,055,431	$42,300	4.01%	$1,000,863	$44,578	4.45%
Residential	675,228	1,986	0.29%	683,977	2,200	0.32%
Consumer	638,676	7,788	1.22%	656,967	8,321	1.27%
Unallocated	—	550	—%	—	550	—%
Total	$2,369,335	$52,624	2.22%	$2,341,807	$55,649	2.38%

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

Our credit officers and workout group identify and manage potential problem loans for our loan portfolio. Changes in management, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolio, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with GAAP. When credits are downgraded beyond a certain level, our workout department becomes responsible for managing the credit risk.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $16.8 million and $24.4 million in government guaranteed student loans at June 30, 2014 and December 31, 2013, respectively.

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

The allowance for loan losses is subject to review by banking regulators. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding their appropriateness and the methodology employed in their determination. Our regulators may require the allowance for loan losses to be increased based on their review of information at the time of their examination.

Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $42.3 million or 4.0% of commercial loans at June 30, 2014, which decreased from $44.6 million or 4.5% of commercial loans at December 31, 2013. We experienced a $49.9 million decrease in criticized and classified commercial loans to $82.6 million at June 30, 2014 compared to $132.5 million at December 31, 2013.  We have also seen stabilization in commercial delinquencies and net charge-offs over the past twelve months with net charge-offs decreasing to $4.3 million for the six month ending June 30, 2014 compared to $9.0 million for the six months ending June 30, 2013. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due.  We believe the decrease in the commercial reserve was appropriate given the decrease in criticized and classified loans since year end and the decrease in delinquencies and net charge-offs year over year.

Residential Loans. The allowance for the residential loan portfolio was $2.0 million, or 0.29% of residential loans, at June 30, 2014 down from $2.2 million, or 0.32% of residential loans, at December 31, 2013. Our residential loan delinquencies decreased $773 thousand, or 11.8%, to $5.8 million at June 30, 2014 from $6.5 million at December 31, 2013 and net charge-offs remain low at $315 thousand for the six months ending June 30, 2014 compared to $188 thousand for the six months ending June 30, 2013.  We believe the balance of residential reserves was appropriate given the decrease in delinquencies and continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio decreased $533 thousand to $7.8 million, or 1.2% of consumer loans, at June 30, 2014 compared to $8.3 million, or 1.3% of consumer loans, at December 31, 2013. Net charge-offs remain low for this portfolio at $575 thousand for the six months ending June 30, 2014 compared to $639 thousand for the six months ending June 30, 2013 and delinquencies have been stable year over year.  We believe the decrease in the consumer reserve was appropriate based on the overall decrease in consumer loan delinquencies during the year and the decrease in net charge-offs year over year.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $254.0 million.  In addition, at June 30 2014, the Bank had the ability to borrow up to $1.2 billion combined from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  At June 30, 2014, the Bank had $195.0 million of advances outstanding with the FHLB.

A significant use of the Bank’s liquidity is the funding of loan originations.  At June 30, 2014, the Bank had $242.5 million in loan commitments outstanding, which consisted of $32.2 million and $6.6 million in commercial and consumer commitments to fund loans, respectively, $191.8 million in commercial and consumer unused lines of credit, and $11.9 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of

June 30, 2014 totaled $391.7 million, or 55.7% of certificates of deposit and 11.7% of total deposits. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At June 30, 2014, the Company (stand-alone) had liquid assets of $18.7 million.

Contractual Obligations — The following table presents certain of our contractual obligations at June 30, 2014:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$250,379	$60,000	$145,000	$20,000	$25,379
Commitments to fund loans	38,799	38,799	—	—	—
Unused lines of credit	191,770	124,374	8,530	29,593	29,273
Standby letters of credit	11,930	10,208	702	20	1,000
Operating lease obligations	58,768	5,382	9,689	8,263	35,434
Total	$551,646	$238,763	$163,921	$57,876	$91,086

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

Capital Management — The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2014, the Bank exceeded all of our regulatory capital requirements and was considered “well capitalized” under the regulatory guidelines.

Credit Risk Management.  The objective of our credit risk management strategy is to quantify and manage credit risk, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification within the loan portfolio and monitoring. Our lending practices include conservative exposure limits and underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure.  Generally, all individual commercial loans and lending relationships between $3.0 million and $15.0 million must be approved by the Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Individual loans or lending relationships with aggregate exposure in excess of $15.0 million must be approved by the Director Risk Committee of the Company’s

Board, which is comprised of senior Bank officers and five non-employee directors. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge off the collateral or cash flow deficiency on all loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolios.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2014, approximately 94.5% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2014, approximately 4.2% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 1.3% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities, mutual funds and bank certificates of deposit.

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

For the six months ended June 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure.  The simulation uses projected re-pricing of assets and liabilities at June 30, 2014.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies.  The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.  Further the computation does not reflect any actions that management may undertake in response to changes in interest rates.  Management periodically reviews its rate assumptions based on existing and projected economic conditions.

As of June 30, 2014:

Basis point change in rates (Dollars in thousands)	-200	Base Forecast	+200
Net Interest Income at Risk:
Net Interest Income	$98,468	$114,445	$112,717
% change	(13.96)%		(1.51)%

Economic Value at Risk:
Equity	$704,666	$785,147	$740,536
% change	(10.25)%		(5.68)%

As of June 30, 2014, based on the scenarios above, net interest income at risk and economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our June 30, 2014 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	315,000		$13.30	315,000	2,138,029
May 1-31	326,317	(2)	13.14	307,500	1,830,529
June 1-30	310,743	(3)	13.54	310,000	1,520,529

(1)         On October 24, 2013, the Company announced that its Board of Directors had adopted a stock repurchase program that will enable the Company to acquire up to 4,000,000, or 12.0% of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s parent mutual holding company. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

(2)         Includes 18,817 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

(3)         Includes 743 shares that were withheld subject to restricted stock awards under the Beneficial Mutual Bancorp, Inc. 2008 Equity Incentive Plan as payment of taxes due upon the vesting of the restricted stock awards.

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

Item 6.  Exhibits

3.1                               Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2                               Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0                               Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

10.1                        Employment Agreement between Beneficial Mutual Bancorp, Inc., Beneficial Mutual Savings Bank and Robert J. Maines *

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*                                     Management contract or compensation plan or arrangement

(1)                                 Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-141289), as amended, initially filed with the Securities and Exchange Commission on March 14, 2007.

(2)                                 Incorporated herein by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL MUTUAL BANCORP, INC.

Dated: August 1, 2014	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: August 1, 2014	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)