Form 10-Q
period 2014-09-30
Beneficial Mutual Bancorp Inc
filed 2014-11-03
CIK 1378020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 75,155,592 shares of the registrant’s common stock outstanding.  Of such shares outstanding, 45,792,775 were held by Beneficial Savings Bank MHC and 29,362,817 shares were publicly held.

BENEFICIAL MUTUAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$46,986	$41,801
Overnight investments	185,440	313,882
Total cash and cash equivalents	232,426	355,683

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $794,086 and $1,042,208 at September 30, 2014 and December 31, 2013, respectively)	798,599	1,034,180
Held-to-maturity (estimated fair value of $619,794 and $514,633 at September 30, 2014 and December 31, 2013, respectively)	623,139	528,829
Federal Home Loan Bank stock, at cost	15,606	17,417
Total investment securities	1,437,344	1,580,426
LOANS:	2,388,797	2,341,807
Allowance for loan losses	(51,714)	(55,649)
Net loans	2,337,083	2,286,158
ACCRUED INTEREST RECEIVABLE	13,610	13,999
BANK PREMISES AND EQUIPMENT, Net	78,990	71,753
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	42,386	41,414
Other intangibles	6,605	8,007
Other assets	89,475	104,000
Total other assets	260,439	275,394
TOTAL ASSETS	$4,359,892	$4,583,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$358,439	$291,109
Interest-bearing deposits	3,084,735	3,368,907
Total deposits	3,443,174	3,660,016
Borrowed funds	250,383	250,370
Other liabilities	54,685	57,881
Total liabilities	3,748,242	3,968,267

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,530,107 and 82,298,707 issued and 75,155,592 and 77,123,026 outstanding, as of September 30, 2014 and December 31, 2013, respectively	825	823
Additional paid-in capital	361,816	356,963
Unearned common stock held by employee stock ownership plan	(14,755)	(16,102)
Retained earnings	355,596	342,025
Accumulated other comprehensive loss	(16,126)	(21,354)
Treasury Stock at cost 7,374,515 shares and 5,175,681 shares as of September 30, 2014 and December 31,2013, respectively	(75,706)	(47,209)
Total stockholders’ equity	611,650	615,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,359,892	$4,583,413

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$27,133	$28,374	$79,792	$87,082
Interest on overnight investments	131	202	510	586
Interest and dividends on investment securities:
Taxable	7,098	8,039	22,629	23,190
Tax-exempt	604	692	1,925	2,110
Total interest income	34,966	37,307	104,856	112,968

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	408	704	1,273	2,223
Money market and savings deposits	1,354	1,708	4,032	4,971
Time deposits	1,942	2,051	5,931	6,231
Total	3,704	4,463	11,236	13,425
Interest on borrowed funds	1,831	2,053	5,442	5,958
Total interest expense	5,535	6,516	16,678	19,383
Net interest income	29,431	30,791	88,178	93,585
Provision for loan losses	(1,550)	1,500	200	11,500
Net interest income after provision for loan losses	30,981	29,291	87,978	82,085

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,761	1,778	5,452	5,563
Service charges and other income	3,330	3,378	11,034	11,469
Mortgage banking income	211	131	451	884
Net gain on sale of non-performing commercial loans HFS	1,583	—	1,583	—
Net gain on sale of investment securities	328	297	625	1,933
Total non-interest income	7,213	5,584	19,145	19,849

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,271	14,634	45,064	42,969
Occupancy expense	2,267	2,402	8,321	7,420
Depreciation, amortization and maintenance	2,202	2,215	6,796	6,846
Marketing expense	727	1,457	2,348	3,497
Intangible amortization expense	468	468	1,402	1,403
FDIC Insurance	723	888	2,312	2,786
Merger and restructuring charges	—	—	—	(159)
Professional fees	1,009	1,640	3,398	4,522
Classified loan and other real estate owned related expense	398	1,449	1,368	4,533
Other	5,983	5,637	18,484	16,963
Total non-interest expense	29,048	30,790	89,493	90,780

Income before income taxes	9,146	4,085	17,630	11,154
Income tax expense	2,622	585	4,059	1,535
NET INCOME	$6,524	$3,500	$13,571	$9,619

EARNINGS PER SHARE — Basic	$0.09	$0.05	$0.18	$0.13
EARNINGS PER SHARE — Diluted	$0.09	$0.05	$0.18	$0.13

Average common shares outstanding — Basic	72,871,533	75,870,327	73,552,143	76,104,838
Average common shares outstanding — Diluted	73,508,928	76,129,245	74,165,261	76,346,536

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013

Net Income	$13,571	$9,619
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period (net of deferred tax of $4,838 and $9,076 for the nine months ended September 30, 2014 and 2013, respectively)	8,328	(15,552)
Unrealized losses on available-for-sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the nine months ended September 30, 2014)	(3,426)	—
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $185 for the nine months ended September 30, 2014)	319	—
Reclassification adjustment for net gains on available-for-sale securities included in net income (net of tax of $230 and $663 for the nine months ended September 30, 2014 and 2013, respectively)	(395)	(1,139)
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $397 and $648 for the nine months ended September 30, 2014 and 2013, respectively)	402	1,078
Total other comprehensive income (loss)	5,228	(15,613)
Comprehensive income (loss)	$18,799	$(5,994)

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2014	82,298,707	$823	$356,963	$(16,102)	$342,025	$(47,209)	$(21,354)	$615,146
Net Income					13,571			13,571
KSOP shares committed to be released			396	1,347				1,743
Stock option expense			1,162					1,162
Restricted stock expense			776					776
Stock options exercised (includes tax benefit of $68)	231,400	2	2,519					2,521
Purchase of treasury stock						(28,497)		(28,497)
Net unrealized gains on AFS securities arising during the period (net of deferred tax of $4,838)							8,328	8,328
Unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $1,990)							(3,426)	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $185)							319	319
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $230)							(395)	(395)
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $397)							402	402
BALANCE SEPTEMBER 30, 2014	82,530,107	$825	$361,816	$(14,755)	355,596	$(75,706)	$(16,126)	$611,650

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$13,571	$9,619
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	11,500
Depreciation and amortization	4,532	4,639
Intangible amortization	1,402	1,403
Net gain on sale of investments	(625)	(1,933)
Accretion of discount on investments	(300)	(664)
Amortization of premium on investments	4,460	8,322
Gain on sale of residential loans held for sale	(216)	(256)
Net gain on sale of non-performing commercial loans HFS	(1,583)	—
Deferred income taxes	1,935	216
Net loss from disposition of premises and equipment	28	112
Proceeds from sale of fixed assets held for sale	—	(582)
Other real estate impairment	486	597
Net (gain) loss on sale of other real estate	(1,315)	13
Amortization of KSOP	1,742	1,249
Increase in bank owned life insurance	(972)	(1,042)
Stock based compensation	1,938	2,095
Origination of loans held for sale	(9,920)	(17,659)
Proceeds from sale of loans	33,065	17,602
Changes in assets and liabilities:
Accrued interest receivable	389	693
Accrued interest payable	(290)	(177)
Income taxes payable	4,023	1,746
Other liabilities	(2,106)	(21,832)
Other assets	1,572	8,846
Net cash provided by operating activities	52,016	24,507
INVESTING ACTIVITIES:
Loans originated or acquired	(513,933)	(400,194)
Principal repayment on loans	441,124	492,692
Purchases of investment securities available for sale	(30,985)	(214,734)
Proceeds from sales of investment securities available for sale	6,496	29,939
Proceeds from maturities, calls or repayments of investment securities available for sale	108,551	210,048
Purchases of investment securities held to maturity	—	(177,109)
Proceeds from sales of investment securities held to maturity	—	2,173
Proceeds from maturities, calls or repayments of investment securities held to maturity	56,603	108,618
Net sales of money market and mutual funds	4,701	8,341
Redemption (purchase) of Federal Home Loan Bank stock	1,811	(1,033)
Proceeds from sale other real estate owned	5,173	6,618
Purchases of premises and equipment	(11,857)	(5,100)
Proceeds from sale of premises and equipment	24	266
Cash (used) received in other investing activities	(176)	383
Net cash provided by investing activities	67,532	60,908
FINANCING ACTIVITIES:
Increase in borrowed funds	12,000	87,000
Repayment of borrowed funds	(11,987)	(86,986)
Net decrease in checking, savings and demand accounts	(182,993)	(133,942)
Net decrease in time deposits	(33,849)	(46,313)
Proceeds from the exercise of stock options	2,453	33
Excess tax benefit related to stock based compensation awards	68	—
Purchase of treasury stock	(28,497)	(11,483)
Net cash used in financing activities	(242,805)	(191,691)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(123,257)	(106,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	355,683	489,908
CASH AND CASH EQUIVALENTS, END OF YEAR	$232,426	$383,632
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$16,968	$19,560
Cash received for income taxes	(1,970)	(497)
Cash payment for pension contribution	—	24,000
Transfers of loans to other real estate owned	337	1,303
Transfers of securities at fair value from available for sale to held to maturity	152,200	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL MUTUAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Mutual Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on March 10, 2014.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Mutual Savings Bank, the Company’s wholly owned subsidiary (“Beneficial Bank” or the “Bank”), and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as outlined under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is a federally chartered stock holding company and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered stock savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 58 offices throughout the Philadelphia and Southern New Jersey area.  The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

On August 14, 2014, the boards of directors of the Company and Beneficial Savings Bank MHC, the Bank’s parent mutual holding company, and the board of trustees of the Bank adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) Beneficial Savings Bank MHC will merge with and into the Company, with the Company being the surviving entity (the “MHC Merger”); (2) the Company will merge with and into a newly formed Maryland corporation named Beneficial Bancorp, Inc. (the “Holding Company”); (3) the Bank will become a wholly-owned subsidiary of the Holding Company; (4) the shares of common stock of the Company held by persons other than Beneficial Savings Bank MHC (whose shares will be canceled) will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; and (5) the Holding Company will offer and sell shares of its common stock to certain depositors of the Bank and others in the community and institutional investors in the manner and subject to the priorities set forth in the Plan of Conversion.

At the time of conversion, liquidation accounts will be established in an amount equal to the percentage of the outstanding shares of the Company owned by Beneficial Savings Bank MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as reflected in the latest statement of financial condition contained in the final offering prospectus for the conversion, plus the value of the net assets of Beneficial Savings Bank MHC as reflected in the latest statement of financial condition of Beneficial Savings Bank MHC before the effective date of the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and the Holding Company (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements applicable to the Bank or the Holding Company.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the depositors of the Bank and the Board of Governors of the Federal Reserve System. Meetings of the Company’s shareholders and the Bank’s depositors are expected to be held to approve the Plan of Conversion in the fourth calendar quarter of 2014. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2014 and September 30, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	8,328	—	8,328
Unrealized losses on AFS securities transferred to HTM	(3,426)	—	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM	319	—	319
Amount reclassified from accumulated other comprehensive loss	(395)	402	7
Net current-period other comprehensive income	4,826	402	5,228
Ending balance, September 30, 2014	$(252)	$(15,874)	$(16,126)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(15,552)	—	(15,552)
Amount reclassified from accumulated other comprehensive loss	(1,139)	1,078	(61)
Net current-period other comprehensive (loss) income	(16,691)	1,078	(15,613)
Ending balance, September 30, 2013	$2,012	$(24,652)	$(22,640)

The following tables present reclassifications out of AOCI by component for the nine months ended September 30, 2014 and September 30, 2013:

For the Nine Months Ended September 30, 2014
(Dollars in thousands)
Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(625)		Net gain on sale of investment securities
	230		Income tax expense
	$(395)		Net of tax
Amortization of defined benefit pension items
Transition obligation	$122	(1)	Other non-interest expense
Prior service costs	(395	)(1)	Other non-interest expense
Net recognized actuarial losses	1,072	(1)	Other non-interest expense
	$799		Total before tax
	(397)		Income tax benefit
	$402		Net of tax

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

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2014	2013	2014	2013

Basic and diluted earnings per share:
Net income	$6,524	$3,500	$13,571	$9,619
Basic average common shares outstanding	72,871,533	75,870,327	73,552,143	76,104,838
Effect of dilutive securities	637,395	258,918	613,118	241,698
Dilutive average shares outstanding	73,508,928	76,129,245	74,165,261	76,346,536
Net earnings per share
Basic	$0.09	$0.05	$0.18	$0.13
Diluted	$0.09	$0.05	$0.18	$0.13

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and nine months ended September 30, 2014, there were 667,500 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and nine months ended September 30, 2013, there were 2,753,800 and 2,755,100 outstanding options, respectively, that were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$9,321	$—	$12	$9,309
GNMA guaranteed mortgage certificates	5,204	183	—	5,387
GSE mortgage-backed securities	666,308	8,660	6,105	668,863
GSE collateralized mortgage obligations	48,865	71	204	48,732
Municipal bonds	50,760	1,962	—	52,722
Money market and mutual funds	13,628	—	42	13,586

Total	$794,086	$10,876	$6,363	$798,599

	September 30, 2014
	Investment Securities Held-to-Maturity
			Gross	Gross	Estimated
	Amortized		Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost		Gains	Losses	Value

GSE mortgage-backed securities	$570,380	(1)	$2,748	$6,027	$567,101
GSE collateralized mortgage obligations	49,519	(1)	182	353	49,348
Municipal bonds	1,240		97	—	1,337
Foreign bonds	2,000		8	—	2,008

Total	$623,139		$3,035	$6,380	$619,794

(1)         Amounts include the remaining unamortized portion at September 30, 2014 of the unrealized loss of $5.1 million that was recognized in accumulated other comprehensive income on February 28, 2014 (the day on which certain securities were transferred from available-for-sale to held-to-maturity).

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

During the nine months ended September 30, 2014, the Bank sold $6.5 million of mortgage-backed securities and $273 thousand of other securities that resulted in an aggregate gain of $625 thousand.

During the first quarter of 2014, the Bank transferred five debt securities at a fair value of $152.2 million from available-for-sale securities to held-to-maturity securities as management has the intent and ability to hold these securities to maturity. On the date of transfer, the securities had a par value of $155.9 million. The difference between the fair value and the par value was $3.7 million, which included a $5.4 million unrealized loss and a $1.7 million unamortized premium, and will be accreted into interest income over the expected life of the securities. This net amount will be equally offset by the amortization of the unrealized loss at the date of transfer, which is included in accumulated other comprehensive income.

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $12.1 million related to its GSE mortgage-backed securities as of September 30, 2014. Additionally, the Company had an unrealized loss of $557 thousand on GSE collateralized mortgage obligations and an unrealized loss of $54 thousand on other debt securities and mutual funds as of September 30, 2014.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 2.1%.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.6%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2014.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.8% as of September 30, 2014. The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 0.4% as of September 30, 2014. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2014.

Other Debt Securities

The Company reviewed its portfolio for the nine months ended September 30, 2014, and with respect to the remaining debt securities in an unrealized loss position, the unrealized loss is not credit quality related and the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, these securities in a loss position prior to their anticipated recovery.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$9,309	$12	$—	$—	$9,309	$12
Mortgage-backed securities	159,420	975	526,113	11,157	685,533	12,132
Collateralized mortgage obligations	28,600	110	24,181	447	52,781	557
Subtotal, debt securities	$197,329	$1,097	$550,294	$11,604	$747,623	$12,701
Mutual Funds	—	—	1,000	42	1,000	42
Total temporarily impaired securities	$197,329	$1,097	$551,294	$11,646	$748,623	$12,743

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$12,816	$51	$—	$—	$12,816	$51
Mortgage-backed securities	1,075,483	31,616	—	—	1,075,483	31,616
Collateralized mortgage obligations	71,780	876	36,463	2,139	108,243	3,015
Subtotal, debt securities	$1,160,079	$32,543	$36,463	$2,139	$1,196,542	$34,682
Mutual Funds	1,261	49	—	—	1,261	49
Total temporarily impaired securities	$1,161,340	$32,592	$36,463	$2,139	$1,197,803	$34,731

The following table sets forth the stated maturities of the investment securities at September 30, 2014 and December 31, 2013. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$4,241	$4,286
Due after one year through five years	8,619	8,855	8,016	8,328
Due after five years through ten years	35,337	36,287	49,623	50,659
Due after ten years	16,125	16,889	16,693	17,085
Mortgage-backed securities	720,377	722,982	945,310	935,546
Money market and mutual funds	13,628	13,586	18,325	18,276
Total	$794,086	$798,599	$1,042,208	$1,034,180

Held-to-maturity:
Due in one year or less	$1,990	$1,996	$2,540	$2,573
Due after one year through five years	995	1,051	2,490	2,543
Due after five years through ten years	255	298	380	430
Due after ten years	—	—	—	—
Mortgage-backed securities	619,899	616,449	523,419	509,087
Total	$623,139	$619,794	$528,829	$514,633

At September 30, 2014 and December 31, 2013, $144.5 million and $296.8 million, respectively, of securities were pledged to secure municipal deposits.   At September 30, 2014 and December 31, 2013, the Company had $32.6 million and $33.2 million, respectively, of securities pledged as collateral on secured borrowings.  At September 30, 2014, the Company had $63 thousand of securities pledged as collateral on interest rate swaps.  At December 31, 2013, the Company had no securities pledged as collateral on interest rate swaps.

At September 30, 2014 and December 31, 2013, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $15.6 million and $17.4 million, respectively.  The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at September 30, 2014 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 6 — LOANS

Loans at September 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial:
Commercial real estate	$634,385	$584,133
Commercial business loans	391,819	378,663
Commercial construction	55,326	38,067
Total commercial loans	1,081,530	1,000,863

Residential:
Residential real estate	668,080	683,700
Residential construction	271	277
Total residential loans	668,351	683,977

Consumer loans:
Home equity & lines of credit	226,337	234,154
Personal	31,683	40,892
Education	199,153	206,521
Automobile	181,743	175,400
Total consumer loans	638,916	656,967
Total loans	2,388,797	2,341,807

Allowance for losses	(51,714)	(55,649)
Loans, net	$2,337,083	$2,286,158

Included in the balance of residential loans are approximately $801 thousand and $780 thousand of loans held for sale at September 30, 2014 and December 31, 2013, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank.  For the three and nine months ended September 30, 2014, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $4.4 million and $9.1 million, respectively, and recorded mortgage banking income of approximately $211 thousand and $451 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

During the three months ended September 30, 2014, the Company recorded a $1.6 million net gain and a $766 thousand net charge-off on the sale of $11.0 million of non-performing commercial loans. In addition, during the three months ended June 30, 2014, the Company sold $11.3 million of non-performing commercial loans and recorded a $913 thousand net recovery.  There were no non-performing commercial loans sold during the year ended December 31, 2013.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At September 30, 2014, shared national credits totaled $153.1 million, which included $99.3 million of leveraged lending transactions. All of these loans were classified as pass rated as of September 30, 2014 as all payments are current and the loans are performing in accordance with their contractual terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due and as a result, no specific valuation allowance was maintained at September 30, 2014 or December 31, 2013 for non-performing loans. The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(Dollars in thousands)	2014	2013	2013

Balance, beginning of year	$55,649	$57,649	$57,649
Provision for loan losses	200	11,500	13,000
Charge-offs	(11,419)	(14,578)	(20,337)
Recoveries	7,284	2,289	5,337

Balance, end of period	$51,714	$56,860	$55,649

The following table sets forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	COMMERCIAL			RESIDENTIAL		CONSUMER
September 30, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(5,311)	(3,822)	—	(489)	—	(180)	(509)	(76)	(1,032)	—	(11,419)
Recoveries	2,937	2,857	733	87	—	163	66	—	441	—	7,284
Provision	1,286	(862)	(1,772)	(76)	—	238	(256)	63	1,579	—	200
Allowance ending balance	$21,001	$17,474	$2,149	$1,722	$—	$3,354	$1,988	$293	$3,183	$550	$51,714

Allowance ending balance
Individually evaluated for impairment(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	21,001	17,474	2,149	1,722	—	3,354	1,988	293	3,183	550	51,714
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$21,001	$17,474	$2,149	$1,722	$—	$3,354	$1,988	$293	$3,183	$550	$51,714

Loans receivable:
Ending balance
Individually evaluated for impairment(1)	$19,109	$1,980	$402	$11,521	$271	$1,591	$167	$—	$163	$—	$35,204
Collectively evaluated for impairment	615,276	389,726	54,840	656,373	—	224,746	31,516	199,153	181,580	—	2,353,210
Loans acquired with deteriorated credit quality(1)	—	113	84	186	—	—	—	—	—	—	383
Total Portfolio	$634,385	$391,819	$55,326	$668,080	$271	$226,337	31,683	$199,153	$181,743	$—	$2,388,797

(1)             Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	(7,795)	(5,340)	(3,539)	(836)	(215)	(740)	(654)	(105)	(1,113)	—	(20,337)
Recoveries	1,785	902	1,058	430	—	255	182	—	725	—	5,337
Provision	6,105	5,651	(2,573)	313	73	1,221	1,097	108	1,005	—	13,000
Allowance ending balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Allowance ending balance
Individually evaluated for impairment(1)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,089	19,301	3,188	2,200	—	3,133	2,687	306	2,195	550	55,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Loans receivable:
Ending balance
Individually evaluated for impairment(1)	$28,027	$26,022	$2,518	$12,827	$130	$1,120	$107	$—	$151	$—	$70,902
Collectively evaluated for impairment	555,998	352,641	35,345	670,686	147	233,034	40,785	206,521	175,249	—	2,270,406
Loans acquired with deteriorated credit quality(1)	108	—	204	187	—	—	—	—	—	—	499
Total Portfolio	$584,133	$378,663	$38,067	$683,700	$277	$234,154	$40,892	$206,521	$175,400	$—	$2,341,807

(1)             Loans acquired with deteriorated credit quality and loans modified under a troubled debt restructuring that are performing in accordance with their modified terms and have been returned to accrual status are evaluated on an individual basis.

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities.  Under FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off. The measurement is based either on the fair value of the collateral if the loan is collateral dependent, the liquidation value, or the present value of expected future cash flows discounted at the loan’s effective interest rate.  Most of the Company’s commercial loans are collateral dependent and, therefore, the Company uses the value of the collateral to measure the loss. Any collateral or discounted cash flow deficiency for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2014 and December 31, 2013:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	September 30, 2014
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$590,525	93%	$369,110	94%	$52,433	95%	$662,844	99%	$141	52%	$1,675,053	96%
Special Mention	28,756	5%	9,546	2%	1,536	3%	—	—%	—	—%	39,838	2%
Substandard	15,104	2%	13,163	4%	1,357	2%	5,236	1%	130	48%	34,990	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$634,385	100%	$391,819	100%	$55,326	100%	$668,080	100%	$271	100%	$1,749,881	100%

	December 31, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$511,527	88%	$318,190	84%	$32,719	86%	$675,667	99%	$147	53%	$1,538,250	91%
Special Mention	25,806	4%	21,714	6%	2,006	5%	—	—%	—	—%	49,526	3%
Substandard	46,800	8%	38,759	10%	3,342	9%	8,033	1%	130	47%	97,064	6%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$584,133	100%	$378,663	100%	$38,067	100%	$683,700	100%	$277	100%	$1,684,840	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The following tables set forth the consumer loan risk profile based on payment activity as of September 30, 2014 and December 31, 2013:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	September 30, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$224,904	99%	$31,527	100%	$178,233	89%	$181,580	100%	$616,244	96%
Non-performing	1,433	1%	156	—%	20,920	11%	163	—%	22,672	4%
Total	$226,337	100%	$31,683	100%	$199,153	100%	$181,743	100%	$638,916	100%

	December 31, 2013
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$233,201	100%	$40,785	100%	$182,111	88%	$175,249	100%	$631,346	96%
Non-performing	953	—%	107	—%	24,410	12%	151	—%	25,621	4%
Total	$234,154	100%	$40,892	100%	$206,521	100%	$175,400	100%	$656,967	100%

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of September 30, 2014

Recorded
	30-59	60-89	> 90				Investment
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Financing	And	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing	Accruing
Commercial:
Commercial real estate	$—	—%	$—	—%	$1,618	6%	$1,618	3%	$632,767	27%	$634,385	27%	$—	$2,762	20%
Commercial business loans	43	—%	—	—%	723	3%	766	1%	391,053	17%	391,819	16%	—	1,062	7%
Commercial construction	—	—%	—	—%	402	1%	402	—%	54,924	2%	55,326	2%	—	402	3%
Total commercial	$43	—%	$—	—%	$2,743	10%	$2,786	4%	$1,078,744	46%	$1,081,530	45%	$—	$4,226	30%

Residential:
Residential real estate	$1,665	9%	$254	2%	$3,193	12%	$5,112	10%	$662,968	28%	$668,080	28%	$—	$8,180	57%
Residential construction	—	—%	—	—%	271	1%	271	—%	—	—%	271	—%	—	271	1%
Total residential	$1,665	9%	$254	2%	$3,464	13%	$5,383	10%	$662,968	28%	$668,351	28%	$—	$8,451	58%

Consumer loans:
Home equity & lines of credit	$1,642	8%	$96	—%	$618	2%	$2,356	3%	$223,981	10%	$226,337	10%	$—	$1,433	10%
Personal	304	2%	212	2%	—	—%	516	1%	31,167	1%	31,683	1%	—	156	1%
Education	13,254	68%	11,755	93%	20,920	75%	45,929	77%	153,224	7%	199,153	8%	20,920	—	—%
Automobile	2,569	13%	376	3%	—	—%	2,945	5%	178,798	8%	181,743	8%	—	163	1%
Total consumer	$17,769	91%	$12,439	98%	$21,538	77%	$51,746	86%	$587,170	26%	$638,916	27%	$20,920	$1,752	12%

Total	$19,477	100%	$12,693	100%	$27,745	100%	$59,915	100%	$2,328,882	100%	$2,388,797	100%	$20,920	$14,429	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2013

Recorded
	30-59	60-89	> 90				Investment
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Financing	And	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing	Accruing
Commercial:
Commercial real estate	$2,017	9%	$—	—%	$6,814	17%	$8,831	11%	$575,302	25%	$584,133	25%	$—	$20,613	40%
Commercial business loans	330	1%	1,103	8%	3,094	8%	4,527	6%	374,136	17%	378,663	16%	—	15,900	31%
Commercial construction	—	—%	752	6%	1,766	4%	2,518	3%	35,549	2%	38,067	2%	—	2,518	5%
Total commercial	$2,347	10%	$1,855	14%	$11,674	29%	$15,876	20%	$984,987	44%	$1,000,863	43%	$—	$39,031	76%

Residential:
Residential real estate	$2,796	11%	$1,068	8%	$3,076	8%	$6,940	9%	$676,760	30%	$683,700	29%	$—	$11,393	22%
Residential construction	—	—%	—	—%	130	—%	130	—%	147	—%	277	—%	—	130	—%
Total residential	$2,796	11%	$1,068	8%	$3,206	8%	$7,070	9%	$676,907	30%	$683,977	29%	$—	$11,523	22%

Consumer loans:
Home equity & lines of credit	$700	3%	$435	3%	$448	1%	$1,583	2%	$232,571	9%	$234,154	10%	$—	$953	2%
Personal	542	2%	77	1%	2	—%	621	1%	40,271	2%	40,892	2%	—	107	—%
Education	16,223	65%	9,485	71%	24,410	62%	50,118	64%	156,403	7%	206,521	9%	24,410	—	—%
Automobile	2,293	9%	448	3%	—	—%	2,741	4%	172,659	8%	175,400	7%	—	151	—%
Total consumer	$19,758	79%	$10,445	78%	$24,860	63%	$55,063	71%	$601,904	26%	$656,967	28%	$24,410	$1,211	2%

Total	$24,901	100%	$13,368	100%	$39,740	100%	$78,009	100%	$2,263,798	100%	$2,341,807	100%	$24,410	$51,765	100%

Troubled Debt Restructured Loans

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that it would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types.  The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates.  The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status.  The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification reflects prevailing market conditions. The Bank’s policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation, which includes the following:

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of September 30, 2014 and September 30, 2013.

	September 30,		September 30,
	2014		2013
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	2	$609	11	$9,339
Commercial business loans	—	—	8	6,544
Commercial construction	—	—	4	1,282
Total commercial	2	609	23	17,165

Residential:
Residential real estate	1	76	3	2,116
Residential construction	—	—	—	—
Total real estate loans	1	76	3	2,116

Consumer loans:
Home equity & lines of credit	2	372	3	465
Personal	1	13	3	46
Total consumer loans	3	385	6	511
Total loans	6	$1,070	32	$19,792

The following tables summarize information about TDRs as of the nine months ended September 30, 2014 and 2013:

For the Nine Months Ended September 30, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	4	760
Outstanding principal balance at period end	6	1,070
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	523

	For the Nine Months Ended September 30, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	7	$4,419
Modifications granted:
Reduction of outstanding principal due	1	—
Deferral of principal amounts due	3	2,174
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	3	2,244
Outstanding principal balance immediately before modification	7	4,558
Outstanding principal balance immediately after modification	7	4,419
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	19	12,008
Outstanding principal balance at period end	32	19,792
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	2	517

The Company had no accruing TDRs that were modified during the nine months ended September 30, 2014 and 2013.

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

Components of Impaired Loans

Impaired Loans

Year to date September 30, 2014

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,762	$4,661	$—	$13,328	$—	$—
Commercial Business	1,062	2,013	—	11,243	—	—
Commercial Construction	402	402	—	1,602	—	—
Residential Real Estate	8,180	8,670	—	9,861	—	—
Residential Construction	271	479	—	173	—	—
Home Equity and Lines of Credit	1,433	1,460	—	1,219	—	—
Personal	156	156	—	117	—	—
Education	—	—	—	—	—	—
Auto	163	163	—	164	—	—
Total Impaired Loans:	$14,429	$18,004	$—	$37,707	$—	$—

Commercial	$4,226	$7,076	$—	$26,173	$—	$—
Residential	8,451	9,149	—	10,034	—	—
Consumer	1,752	1,779	—	1,500	—	—
Total	$14,429	$18,004	$—	$37,707	$—	$—

Impaired Loans

For the Year Ended December 31, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$20,613	$28,116	$—	$23,889	$—	$—
Commercial Business	26,022	30,264	—	12,521	—	—
Commercial Construction	2,518	6,214	—	8,745	—	—
Residential Real Estate	11,393	11,955	—	12,295	—	—
Residential Construction	130	338	—	447	—	—
Home Equity and Lines of Credit	953	971	—	1,140	—	—
Personal	107	107	—	208	—	—
Education	—	—	—	—	—	—
Auto	151	151	—	147	—	—
Total Impaired Loans:	$61,887	$78,116	$—	$59,392	$—	$—

Commercial	$49,153	$64,594	—	$45,155	—	—
Residential	11,523	12,293	—	12,742	—	—
Consumer	1,211	1,229	—	1,495	—	—
Total	$61,887	$78,116	$—	$59,392	$—	$—

The impaired loans table above includes $10.1 million of accruing TDRs that were modified during 2013 and are performing in accordance with their modified terms.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at September 30, 2014.

Interest income that would have been recorded for the nine months ended September 30, 2014, had impaired loans been current according to their original terms, amounted to $761 thousand.

Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at September 30, 2014 and December 31, 2013 amounted to $35.3 million and $76.2 million, respectively, and include $20.9 million and $24.4 million, respectively, of government guaranteed student loans.

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial Corp., FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles, which are amortized over an estimated useful life of ten years. As of September 30, 2014, the core deposit intangibles net of accumulated amortization totaled $4.3 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over a remaining estimated useful life of 7 years.

Goodwill and other intangibles at September 30, 2014 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2014	$121,973	$8,007
Additions	—	—
Amortization	—	(1,402)
Balance at September 30, 2014	$121,973	$6,605

During 2013, management reviewed qualitative factors for the Bank, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions were incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our December 31, 2013 annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2013.  Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods. We did not note any negative trends in the financial performance or general market conditions for Beneficial Insurance Services, LLC for the nine months ended September 30, 2014 that would indicate potential goodwill impairment.

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

During the nine months ended September 30, 2014, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 8 — OTHER ASSETS

The following table provides selected information on other assets at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Investments in affordable housing and other partnerships	$10,768	$12,541
Cash surrender value of life insurance	20,483	20,049
Prepaid assets	2,920	2,203
Net deferred tax assets	43,476	48,612
Other real estate	2,161	5,861
Mortgage servicing rights	1,432	1,524
All other assets	8,235	13,210
Total other assets	$89,475	$104,000

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

NOTE 9 — DEPOSITS

Deposits consisted of the following major classifications at September 30, 2014 and December 31, 2013:

	September 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2014	Deposits	2013	Deposits

Non-interest bearing deposits	$358,439	10.4%	$291,109	7.9%
Interest-earning checking accounts	613,211	17.8%	686,582	18.8%
Municipal checking accounts	219,072	6.4%	383,043	10.5%
Money market accounts	432,356	12.6%	441,881	12.1%
Savings accounts	1,123,883	32.6%	1,127,339	30.8%
Time deposits	696,213	20.2%	730,062	19.9%

Total deposits	$3,443,174	100.0%	$3,660,016	100.0%

NOTE 10 — BORROWED FUNDS

Borrowed funds at September 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
FHLB advances	$195,000	$195,000
Repurchase agreements	30,000	30,000
Statutory trust debenture	25,383	25,370
Total borrowed funds	$250,383	$250,370

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At September 30, 2014 and December 31, 2013, loans in the amount of $243.4 million and $230.2 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.  At September 30, 2014 and December 31, 2013, the Company had $32.6 million and $33.2 million, respectively, of securities pledged as collateral on secured borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2014 and December 31, 2013, the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2014 and December 31, 2013, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

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

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2014:
Tier 1 Capital (to average assets)	474,599	11.24%	126,728	3.00%	211,214	5.00%
Tier 1 Capital (to risk weighted assets)	474,599	21.40%	88,713	4.00%	133,069	6.00%
Total Capital (to risk weighted assets)	502,624	22.66%	177,425	8.00%	221,782	10.00%

As of December 31, 2013:
Tier 1 Capital (to average assets)	$456,285	10.15%	$134,000	3.00%	$223,333	5.00%
Tier 1 Capital (to risk weighted assets)	456,285	20.57%	88,740	4.00%	133,109	6.00%
Total Capital (to risk weighted assets)	484,370	21.83%	177,479	8.00%	221,849	10.00%

NOTE 12 — INCOME TAXES

For the three months ended September 30, 2014, we recorded a provision for income taxes of $2.6 million, reflecting an effective tax rate of 28.7%, compared to a provision for income taxes of $585 thousand, reflecting an effective tax rate of 14.3%, for the three months ended September 30, 2013.  The increase in income tax expense was due to higher profitability levels for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  For the nine months ended September 30, 2014, we recorded a provision for income taxes of $4.1 million, reflecting an effective tax rate of 23.0%, compared to a provision for income taxes of $1.5 million, reflecting an effective tax rate of 13.8%, for the nine months ended September 30, 2013. The increase in income tax expense and the effective tax rate was due to higher profitability levels for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships.  Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (6.6%), 1.9% and (5.5%) in the effective income tax rate calculation as of September 30, 2014, respectively, and (11.4%), 2.5% and (13.1%) in the effective income tax rate calculation as of September 30, 2013, respectively.

As of September 30, 2014, the Company had net deferred tax assets totaling $43.5 million. These deferred tax assets can only be realized if the Company generates taxable income in the future.  We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state and local net operating losses, other-than-temporary impairments, and a charitable contribution carryover that will expire on December 31, 2015 that, if not used, management believes it is more likely than not that such deferred tax assets will not be realized.  We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as September 30, 2014. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$—	$—	$32	$(183)
Interest cost	954	987	225	464
Expected return on assets	(1,514)	(1,587)	—	—
Amortization of loss	336	543	22	133
Amortization of prior service cost	—	—	(132)	(139)
Amortization of transition obligation	—	—	41	48
Net periodic pension (benefit) cost	$(224)	$(57)	$188	$323

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$—	$—	$96	$168
Interest cost	2,864	2,833	676	698
Expected return on assets	(4,542)	(4,762)	—	—
Amortization of loss	1,007	1,598	65	400
Amortization of prior service cost	—	—	(395)	(402)
Amortization of transition obligation	—	—	122	130
Net periodic pension (benefit) cost	$(671)	$(331)	$564	$994

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2014, 744,050 shares were fully vested and 402,600 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine months ended September 30, 2014 was $275 thousand and $776 thousand, respectively, as compared to $341 thousand and $761 thousand, respectively, for the three and nine months ended September 30, 2013.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	515,200	$9.21
Issued	136,500	11.85
Vested	(99,275)	8.69
Forfeited	(63,700)	11.33
Non-vested Stock Awards outstanding, September 30, 2014	488,725	9.78

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(160,575)	10.74
Forfeited	(4,400)	9.41
Non-vested Stock Awards outstanding, September 30, 2013	515,200	9.21

The fair value of the 99,275 shares that vested during the nine months ended September 30, 2014 was $1.3 million. The fair value of the 160,575 shares vested during the nine months ended September 30, 2013 was $1.5 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2014, the Company granted 674,500 options compared to 609,500 options granted during the nine months ended September 30, 2013. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $397 thousand and $1.2 million, for the three and nine months ended September 30, 2014, compared to $364 thousand and $1.3 million, for the three and nine months ended September 30, 2013.

A summary of option activity as of September 30, 2014 and changes during the nine month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	2,876,850	$10.12
Granted	674,500	11.85
Exercised	(231,400)	10.60
Forfeited	(35,750)	9.49
Expired	(250)	8.35
September 30, 2014	3,283,950	10.45

A summary of option activity as of September 30, 2013 and changes during the nine month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(3,900)	8.45
Forfeited	(20,650)	9.42
Expired	(14,300)	10.74
September 30, 2013	2,903,950	10.12

The weighted average remaining contractual term was approximately 6.69 years and the aggregate intrinsic value was $7.7 million for options outstanding as of September 30, 2014.  As of September 30, 2014, exercisable options totaled 1,670,470 with an average weighted exercise price of $10.65 per share, a weighted average remaining contractual term of approximately 5.02 years, and an aggregate intrinsic value of $3.6 million.  The weighted average remaining contractual term was approximately 6.89 years and the aggregate intrinsic value was $1.7 million for options outstanding as of September 30, 2013.  As of September 30, 2013, exercisable options totaled 1,579,140 with an average weighted exercise price of $10.99 per share, a weighted average remaining contractual term of approximately 5.48 years, and an aggregate intrinsic value of $509 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2014 and 2013 are as follows:

	For the Nine Months Ended September 30,
	2014	2013
Weighted average fair value of options granted	$4.37	$3.37
Weighted average risk-free rate of return	2.04%	1.08%
Weighted average expected option life in months	78	78
Weighted average expected volatility	32.67%	34.69%
Expected dividends	$—	$—

As of September 30, 2014, there was $5.2 million of total unrecognized compensation cost related to options and $3.2 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of September 30, 2013, there was $3.9 million of total unrecognized compensation cost related to options and $2.8 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 3.57 and 3.62 years as of September 30, 2014 and September 30, 2013, respectively. The average weighted lives for the stock award expense were 3.42 and 3.41 years at September 30, 2014 and September 30, 2013, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At September 30, 2014 and December 31, 2013, the Company had outstanding commitments to purchase or originate loans aggregating $23.1 million and $38.2 million, respectively, commitments to customers on available lines of credit of $188.3 million and $166.2 million, respectively, and standby letters of credit of $7.1 million and $12.0 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $463 thousand and $765 thousand at September 30, 2014 and December 31, 2013, respectively.

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15: Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this update apply to all entities.  The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The term probable is used consistently with its use in Topic 450, Contingencies.  When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

Also in August 2014, the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not anticipate a significant impact to the consolidated financial statements related to this guidance.  The Company will comply with the provisions of this guidance upon its effective date and, if applicable, record a separate other receivable for foreclosed government guaranteed mortgage loans.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured.  From time to time, assets or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. There were no transfers between levels during the nine months ended September 30, 2014.

In addition, the authoritative guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company measures loans held for sale, impaired loans, restricted equity investments and loans transferred to other real estate owned at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and any collateral or discounted cash flow shortfall is charged-off.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with guidance under FASB ASC Topic 310 for Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. At September 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with authoritative guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 3 valuation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows at September 30, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,432	$1,432
Investment securities available for sale:
U.S. GSE and agency notes	—	9,309	—	9,309
GNMA guaranteed mortgage certificates	—	5,387	—	5,387
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	48,732	—	48,732
GSE mortgage-backed securities	—	668,863	—	668,863
Municipal bonds
General obligation municipal bonds	—	36,227	—	36,227
Revenue municipal bonds	—	16,495	—	16,495
Money market funds	12,586	—	—	12,586
Mutual funds	1,000	—	—	1,000
Interest rate swap agreements	—	106	—	106
Total Assets	$13,586	$785,119	$1,432	$800,137
Liabilities:
Interest rate swap agreements	$—	$107	$—	$107
Total Liabilities	$—	$107	$—	$107

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,524	$1,524
Investment securities available for sale:
U.S. GSE and agency notes	—	12,917	—	12,917
GNMA guaranteed mortgage certificates	—	6,019	—	6,019
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	96,429	—	96,429
GSE mortgage-backed securities	—	833,098	—	833,098
Municipal bonds
General obligation municipal bonds	—	51,316	—	51,316
Revenue municipal bonds	—	16,113	—	16,113
Money market funds	17,015	—	—	17,015
Mutual funds	1,261	—	—	1,261
Certificates of deposit	12	—	—	12
Interest rate swap agreements	—	294	—	294
Total Assets	$18,288	$1,016,186	$1,524	$1,035,998
Liabilities:
Interest rate swap agreements	$—	$270	$—	$270
Total Liabilities	$—	$270	$—	$270

Level 1 Valuation Techniques and Inputs

Included in this category are money market funds, mutual funds and certificates of deposit.  To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.

Level 2 Valuation Techniques and Inputs

The majority of the Company’s investment securities are reported at fair value utilizing Level 2 inputs. Prices of these securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors. The Company reviews the output from the third-party providers for reasonableness by considering the pricing consistency among securities with similar characteristics, where available, and comparing values with other pricing sources available to the Company. In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the different classes of investments:

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are generated on either a price or spread basis as determined by the observed market data.  For spread-based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Final spreads are added to a benchmark curves (e.g. U.S. Treasury curve).

GNMA Guaranteed Mortgage Certificates. Pricing evaluations are based on issuer type, coupon and maturity. The Pool specific evaluation model takes into account pool level information supplied directly by the agency.  For adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

GSE CMOs.  For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and GSE/Agency CMOs in general (including market research), prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.).  Evaluations of tranches (non-volatile and volatile) are based on IDC’s interpretation of accepted market modeling, trading, and pricing conventions.

GSE Mortgage-backed Securities. Included in this category are Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities and Fannie Mae and Freddie Mac Adjustable Rate residential mortgage backed securities. Pricing evaluations are based on issuer type, coupon and maturity. The Pool specific evaluation model takes into account pool level information supplied directly by the GSE.  For adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

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

Level 3 Valuation Techniques and Inputs

Pooled Trust Preferred Securities. The underlying value of pooled trust preferred securities consists of financial services debt. These investments are thinly traded and the Company determines the estimated fair values for these securities by using observable transactions of similar type securities to obtain an average discount margin which was applied to a cash flow analysis model in determining the fair value of the Company’s pooled trust preferred securities. The fair market value estimates the Company assigns to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to limited liquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

Mortgage Servicing Rights. The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation includes the application of certain assumptions made by management of the Company, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$1,524	$8,722	$1,302
Additions	51	—	122
Included in other comprehensive income	—	909	—
Payments	(100)	(3,984)	(152)
Net accretion	—	156	—
(Decrease) Increase in fair value due to changes in valuation inputs or assumptions	(43)	—	299
Balance, September 30,	$1,432	$5,803	$1,571

During the quarter ended December 31, 2013, the Company sold its holdings in pooled trust preferred securities due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below. A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans at September 30, 2014 are measured based on the estimated fair value of the collateral since the loans are collateral dependent. Assets measured at fair value on a nonrecurring basis are as follows:

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2014	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,441	$—	$—	$2,441	$(24)
Other real estate owned	337	—	—	337	(26)

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2013	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$13,119	$—	$—	$13,119	$(4,709)
Other real estate owned	1,303	—	—	1,303	(80)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At September 30, 2014		At December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$232,426	$232,426	$355,683	$355,683
Securities available for sale	See previous table	798,599	798,599	1,034,180	1,034,180
Securities held to maturity	Level 2	623,139	619,794	528,829	514,633
FHLB stock	Level 3	15,606	15,606	17,417	17,417
Loans, net	Level 3	2,336,282	2,376,987	2,285,378	2,323,627
Loans held for sale	Level 2	801	819	780	806
Mortgage servicing rights	Level 3	1,432	1,432	1,524	1,524
Interest rate swaps	Level 2	106	106	294	294
Accrued interest receivable	Level 3	13,610	13,610	13,999	13,999

Liabilities:
Deposits	Level 2	3,443,174	3,447,607	3,660,016	3,666,614
Borrowed funds	Level 2	250,383	248,760	250,370	249,845
Interest rate swaps	Level 2	107	107	270	270
Accrued interest payable	Level 2	1,916	1,916	2,206	2,206

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2014 and December 31, 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of September 30, 2014 and September 30, 2013, the Company serviced $151.7 million and $160.9 million of residential mortgage loans, respectively.  During the three and nine months ended September 30, 2014, the Company recognized servicing fee income of $97 thousand and $291 thousand, respectively, compared to $103 thousand and $310 thousand for the same periods in 2013.

The following is an analysis of the activity in the Company’s residential MSRs for the nine months ended September 30, 2014 and 2013:

	Residential
	Mortgage Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2014	2013

Balance, January 1,	$1,524	$1,302
Additions	51	122
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(43)	299
Paydowns	(100)	(152)
Balance, September 30,	$1,432	$1,571

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.39%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.82%.  At September 30, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.84%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.67%.

At September 30, 2014 and September 30, 2013, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	September 30, 2014	September 30, 2013
Fair value of residential mortgage servicing rights	$1,432	$1,571

Weighted average life (years)	5.6 years	6.0 years

Prepayment speed	10.39%	9.84%
Effect on fair value of a 20% increase	$(105)	$(106)
Effect on fair value of a 10% increase	(55)	(55)
Effect on fair value of a 10% decrease	56	59
Effect on fair value of a 20% decrease	118	122

Discount rate	9.75%	9.75%
Effect on fair value of a 20% increase	$(95)	$(106)
Effect on fair value of a 10% increase	(50)	(55)
Effect on fair value of a 10% decrease	52	59
Effect on fair value of a 20% decrease	108	124

Escrow earnings credit	1.82%	1.67%
Effect on fair value of a 20% increase	$35	$34
Effect on fair value of a 10% increase	17	18
Effect on fair value of a 10% decrease	(18)	(18)
Effect on fair value of a 20% decrease	(36)	(34)

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2014, the Company had six interest rate swaps with an aggregate notional amount of $25.5 million related to this program. During the three and nine months ended September 30, 2014, the Company recognized a net gain of $1 thousand and a net loss of $26 thousand, respectively, compared to a net loss of $17 thousand and a net gain of $95 thousand for the same periods in 2013 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2014 and December 31, 2013:

	Asset derivatives		Liability derivatives
As of September 30, 2014 (Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,744	$106	$12,744	$107
Total derivatives	$12,744	$106	$12,744	$107

(1)         Included in other assets in our Consolidated Statements of Financial Condition.

(2)         Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2013 (Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$13,151	$294	$13,151	$270
Total derivatives	$13,151	$294	$13,151	$270

(1)         Included in other assets in our Consolidated Statements of Financial Condition.

(2)         Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

	Gross Amount of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of September, 30 2014 (Dollars in thousands)	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$124	$—	$124	$—	$—	$124

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of September, 30 2014	Recognized Liabilities *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$125	$—	$125	$—	$(63)	$62

* - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013 (Dollars in thousands)	Recognized Assets *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$313	$—	$313	$—	$51	$262

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013	Recognized Liabilities *	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$288	$—	$288	$—	$—	$288

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

As of September 30, 2014, the termination value of the interest rate swaps in a liability position was $125 thousand.  The Company has minimum collateral posting thresholds with its counterparty. At September 30, 2014, the Company had $63 thousand of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at September 30, 2014 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at September 30, 2014.

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

A secondary source of income is non-interest income, which is revenue we receive from providing products and services. Traditionally, the majority of our non-interest income has come from service charges (mostly on deposit accounts), interchange income, mortgage banking and from fee income from our insurance and wealth management services.

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

Our business results continue to be impacted by slow economic growth in our markets.  To stimulate economic growth, the Federal Reserve Board continues to hold short-term interest rates at historic lows and expects rates to remain low throughout 2015. The low rate environment has impacted the yield on our investment and loan portfolios.  Slow economic growth and continued economic uncertainty has limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in low loan demand.  This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing.  We continue to adhere to our underwriting standards and are committed to originating quality loans.  As the economy slowly improves, we have seen reductions in our non-performing assets, past due loans and charge-off levels.

Net income was $6.5 million and $13.6 million for the three and nine months ended September 30, 2014 compared to $3.5 million and $9.6 million for the same periods in 2013.

For the three months ended September 30, 2014, net interest income was $29.4 million, a decrease of $1.4 million, or 4.4%, from the three months ended September 30, 2013. The decrease in net interest income was primarily the result of a decline in the average balance of investments and a reduction in the average interest rate earned on loans, partially offset by a reduction of 5 basis points in the average cost of liabilities and $237.9 million in the average balance of municipal deposits. Net interest margin increased to 2.89% for the three months ended September 30, 2014 as compared to 2.81% for the same period in 2013. The net interest margin was benefited by 8 basis points from loan prepayment fees and payoff adjustments for the quarter ended September 30, 2014. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods but are focused on growing our loan portfolio and improving our balance sheet to help stabilize our net interest margin. For the nine months ended September 30, 2014, Beneficial reported net interest income of $88.2 million, a decrease of $5.4 million, or 5.8%, from the nine months ended September 30, 2013. The decrease was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and a $213.1 million decrease in the average balance of municipal deposits. Our net interest margin remained relatively consistent at 2.84% for the nine months ended September 30, 2014 compared to 2.82% for the same period in 2013.

Asset quality metrics continued to improve during the nine months ended September 30, 2014. Non-performing loans, excluding government guaranteed student loans, decreased to $14.4 million at September 30, 2014, compared to $51.8 million at December 31, 2013. The $37.4 million, or 72.1%, decrease in non-performing loans since year end, excluding government student loans, was a function of our continued work out of non-performing assets as well as an $11.3 million non-performing commercial loan sale in the second quarter of 2014, which resulted in a $913 thousand recovery and an $11.0 million non-performing commercial loan sale in the third quarter of 2014, which resulted in a $1.6 million gain on sale.  The improvement in our asset quality metrics is also due to stabilization in residential and commercial loan property valuations as well as the continued efforts of our credit officers and loan workout group to identify and manage potential problem loans.

As a result of the improvement in our asset quality metrics and the net recoveries for the period, we reversed $1.6 million of our provision for loan losses for the quarter ended September 30, 2014 compared to recording a $1.5 million provision for loan losses for the quarter ended September 30, 2013.  For the nine months ended September 30, 2014 our provision was $200 thousand compared to $11.5 million for the nine months ended September 30, 2013.  Net recoveries during the quarter ended September 30, 2014 were $640 thousand compared to net charge-offs of $3.3 million during the quarter ended September 30, 2013. For the nine months ended September 30, 2014, our net charge offs were $4.1 million, or 0.18% of total loans, compared to $12.3 million, or 0.53% of total loans, for the nine months ended September 30, 2013.

Over the past few years our loan portfolio has been impacted by high commercial loan repayments and continued weak loan demand, particularly in our residential and consumer lending portfolios.  We have been focused on recruiting and hiring lenders for our commercial and small business lending teams to drive future growth and improve our balance sheet mix.  Loans increased during the nine months ended September 30, 2014 by $47.0 million, or 2.0%, to $2.39 billion at September 30, 2014 from $2.34 billion at December 31, 2013. We experienced an $80.7 million increase in our commercial loan portfolio due to strong commercial real estate growth, partially offset by decreases in our residential and consumer loan portfolios.  Increases in intermediate and long-term interest rates continue to impact the housing market and contributed to lower mortgage loan originations, which resulted in a $15.6 million, or 2.3%, decrease in our residential loan portfolio for the nine months ended September 30, 2014. Our consumer loan categories continue to be impacted by weak demand and decreased $18.1 million, or 2.7%, during the period.

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Included in our shared national credit portfolio are purchased participations and assignments in leveraged lending transactions.  Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt.  When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets.  We actively monitor the secondary market for these types of loans to ensure that we maintain flexibility to sell such loans in the event of deteriorating credit quality.  To further minimize risk and based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. We may reevaluate these limits in future periods.

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At September 30, 2014, shared national credits totaled $153.1 million, which included $99.3 million of leveraged lending transactions.  All of these loans were classified as pass rated as of September 30, 2014 as all payments are current and the loans are performing in accordance with their contractual terms.

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

On August 14, 2014, the boards of directors of the Company and Beneficial Savings Bank MHC and the board of trustees of the Bank adopted the Plan of Conversion, pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the depositors of the Bank and the Board of Governors of the Federal Reserve System. Meetings of the Company’s shareholders and the Bank’s depositors are expected to be held to approve the Plan of Conversion in the fourth calendar quarter of 2014. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed.

During the quarter, we repurchased 450,744 shares of common stock at an average price of $13.31 under our share repurchase program.  We are no longer repurchasing shares due to our second step stock offering.

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

As of September 30, 2014, our current capital levels exceed the required capital amounts to be considered “well capitalized” and they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $5.2 million to $10.3 million for the nine months ended September 30, 2014.  We also have approximately $37.5 million in non-performing assets consisting of non-performing loans and other real estate owned.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs.  We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets that may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of up to $3.8 million.  During 2013 and, in particular, the nine months ended September 30, 2014, we began to experience a decline in levels of delinquencies, net charge-offs and non-performing assets. Management considered these market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

Goodwill and Intangible Assets.  The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both September 30, 2014 and December 31, 2013, respectively.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update (“ASU”) 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2013, management reviewed qualitative factors for the Bank, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2012.  Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2013.  Additionally during 2013, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted.  We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.  As a result, management concluded that there was no impairment of goodwill as of December 31, 2013.  Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2013, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods. We did not note any negative trends in the financial performance or general market conditions for Beneficial Insurance Services, LLC for the nine months ended September 30, 2014 that would indicate potential goodwill impairment.

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

During the nine months ended September 30, 2014, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of September 30, 2014, the Bank had net deferred tax assets totaling $43.5 million. These deferred tax assets can only be realized if the Bank generates taxable income in the future. The Bank regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Bank currently maintains a valuation allowance for certain state net operating losses, other-than-temporary impairments, and a charitable contribution carryover that, if not fully utilized, will expire in 2015, that management believes it is more likely than not that such deferred tax assets will not be realized. The Bank expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of September 30, 2014.  However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

Expected Long-term Rate of Return on Plan Assets. Based on historical experience, market projections and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.45% for 2013 compared to 8.0% for 2012. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or the average future lifetime for plans with no active participants that are frozen.

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

In addition to our defined benefit programs, we offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with the Employee Stock Ownership Plan (the “ESOP”) to form the Beneficial Bank Employee Savings and Stock Ownership Plan (the “KSOP”). While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets decreased $223.5 million, or 4.9%, to $4.36 billion at September 30, 2014 from $4.58 billion at December 31, 2013.  Cash and cash equivalents decreased $123.3 million to $232.4 million at September 30, 2014 from $355.7 million at December 31, 2013.  The decrease in cash and cash equivalents was primarily driven by a planned $197.8 million run-off of municipal deposits and higher-cost time deposits.  The run-off of the municipal and time deposits and the related decrease in cash balances have helped stabilize our net interest margin for the quarter and the year.

Investments decreased $143.1 million, or 9.1%, to $1.44 billion at September 30, 2014 from $1.58 billion at December 31, 2013.  The decrease in investments during the nine months ended September 30, 2014 was primarily driven by investment prepayments, which helped fund the municipal and time deposit run-off and the growth in our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.   We are also focused on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.

Loans increased $47.0 million, or 2.0%, to $2.39 billion at September 30, 2014 from $2.34 billion at December 31, 2013. We experienced an $80.7 million increase in our commercial loan portfolio due to strong commercial real estate growth partially offset by decreases in our residential and consumer loan portfolios.  Commercial loans include shared national credits, which increased to $153.1 million at September 30, 2014 compared to $44.7 million at December 31, 2013. Increases in intermediate and long-term interest rates continue to impact the housing market and contributed to lower mortgage loan originations, which resulted in a $15.6 million, or 2.3%, decrease in our residential loan portfolio for the nine months ended September 30, 2014. Our consumer loan categories continue to be impacted by weak demand and decreased $18.1 million, or 2.7%, during the nine months ended September 30, 2014.

Bank premises and equipment, net, increased $7.2 million, or 10.1%, to $79.0 million at September 30, 2014 from $71.8 million at December 31, 2013, primarily due to the move into our new headquarters location at 1818 Market Street and the opening of our new Maple Glen, Broomall and Rosemore campus locations during the year.

Other assets decreased $14.5 million, or 14.0%, to $89.5 million at September 30, 2014 from $104.0 million at December 31, 2013 primarily due to a $5.1 million decline in the deferred tax asset and a $3.7 million decrease in other real estate owned during the year.

Deposits decreased $216.8 million, or 5.9%, to $3.44 billion at September 30, 2014 from $3.66 billion at December 31, 2013.  The decrease in deposits was primarily the result of a $164.0 million decrease in municipal deposits and a $33.8 million decrease in time deposits, which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based accounts.

At September 30, 2014, stockholders’ equity decreased $3.4 million to $611.7 million, or 14.0% of total assets, compared to $615.1 million, or 13.4% of total assets, at December 31, 2013. This decrease was due to the repurchase of 2,198,834 shares of common stock during the period at a cost of $28.5 million, partially offset by an increase in retained earnings of $13.6 million and an increase in other comprehensive income during the nine month period of $5.2 million.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General — For the three months ended September 30, 2014, net income was $6.5 million, or $0.09 per diluted share, compared to $3.5 million, or $0.05 per diluted share, for the three months ended September 30, 2013.

Net Interest Income — For the three months ended September 30, 2014, net interest income was $29.4 million, a decrease of $1.4 million, or 4.4%, from the three months ended September 30, 2013. The decrease in net interest income was primarily the result of a decline in the average balance of investments and a reduction in the average interest rate earned on loans, partially offset by a reduction of 5 basis points in the average cost of liabilities and $237.9 million in the average balance of municipal deposits. Net interest margin increased to 2.89% for the three months ended September 30, 2014 as compared to 2.81% for the same period in 2013. The net interest margin was benefited by 8 basis points from loan prepayment fees and payoff adjustments for the quarter ended September 30, 2014. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods but are focused on growing our loan portfolio and improving our balance sheet to help stabilize our net interest margin.

Provision for Loan Losses — As a result of the improvement in our asset quality metrics, we reversed $1.6 million of our provision for loan losses for the quarter ended September 30, 2014 compared to recording a $1.5 million provision for loan losses for the quarter ended September 30, 2013.  Non-performing loans, excluding government guaranteed student loans, decreased to $14.4 million at September 30, 2014, compared to $51.8 million at December 31, 2013.  The $37.4 million, or 72.1%, decrease in non-performing loans, excluding government student loans, since year end was a function of our continued workout of non-performing assets as well as the sale of $11.3 million of non-performing commercial loans in the second quarter of 2014, which resulted in a $913 thousand recovery and the sale of $11.0 million of non-performing commercial loans in the third quarter of 2014, which resulted in a $1.6 million gain on sale and a $766 thousand net charge-off. Net recoveries during the quarter ended September 30, 2014 were $640 thousand compared to net charge-offs of $2.7 million during the quarter ended December 31, 2013, and $3.3 million during the quarter ended September 30, 2013.

At September 30, 2014, our allowance for loan losses totaled $51.7 million, or 2.16% of total loans, compared to an allowance for loan losses of $55.6 million, or 2.38% of total loans, at December 31, 2013.

Non-interest Income — For the three months ended September 30, 2014, non-interest income totaled $7.2 million, an increase of $1.6 million, or 29.2%, from the three months ended September 30, 2013.  The increase was primarily due to a $1.6 million net gain recorded during the three months ended September 30, 2014 on the sale of non-performing commercial loans held for sale.

Non-interest Expense — For the three months ended September 30, 2014, non-interest expense totaled $29.0 million, a decrease of $1.7 million, or 5.7% from the three months ended September 30, 2013.  The decrease in non-interest expense was primarily due to a $1.1 million decrease in classified loan and other real estate owned expenses, a $730 thousand decrease in marketing expense due to the 2013 brand refresh marketing campaign and a $631 thousand decrease in professional fees, partially offset by a $637 thousand increase in salaries and employee benefits due to annual merit increases and increased health benefit costs.  The decrease in classified loan and other real estate owned expenses is consistent with the reduction in the balance of non-performing assets and the improvement in our asset quality metrics.

Income Taxes — For the three months ended September 30, 2014, we recorded a provision for income taxes of $2.6 million, reflecting an effective tax rate of 28.7% compared to a provision for income taxes of $585 thousand, reflecting an effective tax rate of 14.3% for the three months ended September 30, 2013.  The increase in income tax expense was due to higher profitability levels for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2014 and September 30, 2013. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended September 30,			Three Months Ended September 30,
	2014			2013
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$205,969	$131	0.25%	$317,416	$202	0.25%
Stock	15,613	157	3.95%	18,429	80	1.71%
Other Investment securities	1,455,503	7,545	2.07%	1,677,878	8,651	2.06%
Total Investment securities	1,677,085	7,833	1.87%	2,013,723	8,933	1.77%
Loans:
Real estate loans
Residential	670,455	7,379	4.40%	684,635	7,715	4.51%
Non-residential	627,684	7,660	4.80%	587,261	7,530	5.12%
Total real estate	1,298,139	15,039	4.59%	1,271,896	15,245	4.79%
Business loans	203,625	3,119	6.02%	303,517	3,721	4.89%
Shared National Credits	133,960	700	2.04%	—	—	—
Small Business loans	97,362	1,346	5.44%	117,556	1,709	5.80%
Total Business & Small Business loans	434,947	5,165	4.67%	421,073	5,430	5.15%
Total Business loans	1,062,631	12,825	4.75%	1,008,334	12,960	5.13%
Personal loans	639,186	6,929	4.30%	677,525	7,699	4.51%
Total loans, net of discount	2,372,272	27,133	4.53%	2,370,494	28,374	4.77%
Total interest earning assets	4,049,357	$34,966	3.43%	4,384,217	$37,307	3.40%
Non-interest earning assets	341,938			342,127
Total assets	$4,391,295			$4,726,344
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,134,951	$997	0.35%	$1,123,607	$1,251	0.44%
Money market accounts	440,303	357	0.32%	462,795	457	0.39%
Demand deposits	661,864	342	0.20%	667,992	412	0.25%
Demand deposits - Municipals	219,605	66	0.12%	457,483	292	0.25%
Certificates of deposit	701,214	1,942	1.10%	751,287	2,051	1.08%
Total interest-bearing deposits	3,157,937	3,704	0.47%	3,463,164	4,463	0.51%
Borrowings	250,446	1,831	2.90%	275,157	2,053	2.96%
Total interest-bearing liabilities	3,408,383	5,535	0.64%	3,738,321	6,516	0.69%
Non-interest-bearing deposits	320,636			304,744
Other non-interest-bearing liabilities	53,307			65,287
Total liabilities	3,782,326			4,108,352
Total stockholders’ equity	608,969			617,992
Total liabilities and stockholders’ equity	$4,391,295			$4,726,344
Net interest income		$29,431			$30,791
Interest rate spread			2.79%			2.71%
Net interest margin			2.89%			2.81%
Average interest-earning assets to average interest-bearing liabilities			118.81%			117.28%

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and September 30, 2013

General — For the nine months ended September 30, 2014, net income was $13.6 million, or $0.18 per diluted share, compared to net income of $9.6 million, or $0.13 per diluted share, for the nine months ended September 30, 2013.

Net Interest Income — For the nine months ended September 30, 2014, net interest income was $88.2 million, a decrease of $5.4 million, or 5.8%, from the nine months ended September 30, 2013. The decrease was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and a $213.1 million decrease in the average balance of municipal deposits. Our net interest margin remained relatively consistent at 2.84% for the nine months ended September 30, 2014 compared to 2.82% for the same period in 2013.

Provision for Loan Losses — For the nine months ended September 30, 2014, the provision for loan losses was $200 thousand compared to $11.5 million for the nine months ended September 30, 2013.  Asset quality metrics showed continued signs of improvement during the nine months ended September 30, 2014. Non-performing loans, excluding government guaranteed student loans, decreased to $14.4 million at September 30, 2014, compared to $51.8 million at December 31, 2013.  The $37.4 million, or 72.1%, decrease in non-performing loans, excluding government student loans, since year end was a function of our continued workout of non-performing assets as well as the sale of $11.3 million of non-performing commercial loans in the second quarter of 2014, which resulted in a $913 thousand recovery and the sale of $11.0 million of non-performing commercial loans in the third quarter of 2014, which resulted in a $1.6 million gain on sale and a $766 thousand net charge-off. For the nine months ended September 30, 2014, net charge -offs were $4.1 million, or 0.18% of total loans, compared to $12.3 million, or 0.53% of total loans, for the nine months ended September 30, 2013.

At September 30, 2014, our allowance for loan losses totaled $51.7 million, or 2.16% of total loans, compared to an allowance for loan losses of $55.6 million, or 2.38% of total loans, at December 31, 2013.

Non-interest Income — For the nine months ended September 30, 2014, non-interest income totaled $19.1 million, a decrease of $704 thousand, or 3.5%, from the nine months ended September 30, 2013.  The decrease was primarily due to a $1.3 million decrease in the gain on sale of investment securities, a $763 thousand decrease in return check charges, and a $433 thousand decrease in mortgage banking income, offset by a $1.6 million gain on the sale of non-performing commercial loans recorded during the nine months ended September 30, 2014.

Non-interest Expense — For the nine months ended September 30, 2014, non-interest expense totaled $89.5 million, a decrease of $1.3 million, or 1.4%, from the nine months ended September 30, 2013.  The decrease in non-interest expense was primarily driven by a $3.2 million decrease in classified loan and other real estate owned expenses, a $1.1 million decrease in marketing expense and a $1.1 million decrease in professional fees. These decreases to non-interest expense were partially offset by a $2.1 million increase in salaries and employee benefits, a $901 thousand increase in occupancy costs, which were driven by snow removal expenses and one-time headquarter moving costs, a $572 thousand increase in relocation costs associated with the headquarters move in the first quarter of 2014, and a $357 thousand increase in correspondent bank charges.

Income Taxes — For the nine months ended September 30, 2014, we recorded a provision for income taxes of $4.1 million, reflecting an effective tax rate of 23.0% compared to a provision for income taxes of $1.5 million, reflecting an effective tax rate of 13.8% for the nine months ended September 30, 2013. The increase in income tax expense and the effective tax rate was due to higher profitability levels for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2014 and September 30, 2013. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014			2013
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$270,123	$510	0.25%	$310,525	$586	0.25%
Stock	16,303	529	4.28%	17,894	118	0.88%
Other Investment securities	1,504,669	24,025	2.13%	1,688,499	25,182	1.99%
Total Investment securities	1,791,095	25,064	1.87%	2,016,918	25,886	1.71%
Loans:
Real estate loans
Residential	674,141	22,625	4.47%	679,178	23,581	4.63%
Non-residential	587,297	21,550	4.85%	610,053	23,323	5.10%
Total real estate	1,261,438	44,175	4.65%	1,289,231	46,904	4.85%
Business loans	229,695	8,115	4.67%	296,366	11,332	5.10%
Shared National Credits	101,661	2,180	2.83%	—	—	—
Small Business loans	102,300	4,344	5.61%	124,109	5,464	5.87%
Total Business & Small Business loans	433,656	14,639	4.46%	420,475	16,796	5.33%
Total Business loans	1,020,953	36,189	4.69%	1,030,528	40,119	5.19%
Personal loans	643,111	20,978	4.36%	688,628	23,382	4.54%
Total loans, net of discount	2,338,205	79,792	4.54%	2,398,334	87,082	4.85%
Total interest earning assets	4,129,300	$104,856	3.38%	4,415,252	$112,968	3.41%
Non-interest earning assets	344,395			357,419
Total assets	$4,473,695			$4,772,671
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,140,736	$2,975	0.35%	$1,085,285	$3,562	0.44%
Money market accounts	442,344	1,057	0.32%	480,310	1,409	0.39%
Demand deposits	671,412	1,029	0.20%	665,719	1,264	0.25%
Demand deposits - Municipals	276,335	244	0.12%	489,414	959	0.26%
Certificates of deposit	714,570	5,931	1.11%	765,646	6,231	1.09%
Total interest-bearing deposits	3,245,397	11,236	0.46%	3,486,374	13,425	0.51%
Borrowings	250,420	5,442	2.91%	269,377	5,958	2.96%
Total interest-bearing liabilities	3,495,817	16,678	0.64%	3,755,751	19,383	0.69%
Non-interest-bearing deposits	313,221			307,970
Other non-interest-bearing liabilities	52,462			81,713
Total liabilities	3,861,500			4,145,434
Total stockholders’ equity	612,195			627,237
Total liabilities and stockholders’ equity	$4,473,695			$4,772,671
Net interest income		$88,178			$93,585
Interest rate spread			2.74%			2.72%
Net interest margin			2.84%			2.82%
Average interest-earning assets to average interest-bearing liabilities			118.12%			117.56%

Asset Quality

Non-performing assets decreased $44.5 million to $37.5 million at September 30, 2014 from $82.0 million at December 31, 2013. The ratio of non-performing assets to total assets decreased to 0.86% at September 30, 2014 from 1.79% at December 31, 2013.

ASSET QUALITY INDICATORS

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2014	2014	2013	2013

Non-performing assets:
Non-accruing loans	$14,429	$27,782	$51,765	$50,258
Accruing government guaranteed student loans past due 90 days or more	20,920	16,819	24,410	22,057
Total non-performing loans	35,349	44,601	76,175	72,315

Real estate owned	2,161	2,008	5,861	7,488

Total non-performing assets	$37,510	$46,609	$82,036	$79,803

Non-performing loans to total loans	1.48%	1.88%	3.25%	3.09%
Non-performing assets to total assets	0.86%	1.05%	1.79%	1.70%
Non-performing assets, excluding government guaranteed student loans, to total assets	0.38%	0.67%	1.26%	1.23%
ALLL to total loans	2.16%	2.22%	2.38%	2.43%
ALLL to non-performing loans	146.30%	117.99%	73.05%	78.63%
ALLL to non-performing loans, excluding government guaranteed student loans	358.40%	189.42%	107.50%	113.14%

* Non-accruing loans include $1.1 million, $15.8 million, $6.0 million, and $19.8 million of troubled debt restructured loans (TDRs) as of September 30, 2014, June 30, 2014, December 31, 2013, and September 30, 2013, respectively.

During the third quarter of 2014, the Company sold $11.0 million of non-performing commercial loans and recorded a $1.6 million net gain and a $766 thousand net charge-off.  In addition, during the second quarter of 2014, the Company sold $11.3 million of non-performing commercial loans and recorded a $913 thousand net recovery.

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $20.9 million and $24.4 million in government guaranteed student loans as of September 30, 2014 and December 31, 2013, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at September 30, 2014 or December 31, 2013 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

During the nine months ended September 30, 2014, real estate owned decreased $3.7 million to $2.2 million at September 30, 2014 from $5.9 million at December 31, 2013 as we continue to manage and sell these properties.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,081,530	$40,624	3.76%	$1,000,863	$44,578	4.45%
Residential	668,351	1,722	0.26%	683,977	2,200	0.32%
Consumer	638,916	8,818	1.38%	656,967	8,321	1.27%
Unallocated	—	550	—%	—	550	—%
Total	$2,388,797	$51,714	2.16%	$2,341,807	$55,649	2.38%

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

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated and also considers factors such as historical loss experience, trends in net charge-offs, delinquent and criticized and classified loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate. Consumer loan delinquency includes $20.9 million and $24.4 million in government guaranteed student loans at September 30, 2014 and December 31, 2013, respectively.

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

Commercial Loan Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $40.6 million or 3.8% of commercial loans at September 30, 2014, which decreased from $44.6 million or 4.5% of commercial loans at December 31, 2013. We experienced a $66.9 million decrease in criticized and classified commercial loans to $65.6 million at September 30, 2014 compared to $132.5 million at December 31, 2013.  We have also seen stabilization in commercial delinquencies and net charge-offs over the past twelve months with net charge-offs decreasing to $2.2 million for the nine months ending September 30, 2014 compared to $10.7 million for the nine months ending September 30, 2013. We continue to charge-off any cash flow or collateral deficiency for non-performing loans once a loan is 90 days past due.  We believe the decrease in the commercial reserve was appropriate given the decrease in criticized and classified loans since year end and the decrease in delinquencies and net charge-offs year over year.

Residential Loans. The allowance for the residential loan portfolio was $1.7 million, or 0.26% of residential loans, at September 30, 2014 compared to $2.2 million, or 0.32% of residential loans, at December 31, 2013. Our residential loan delinquencies decreased $1.7 million, or 26.0%, to $4.8 million at September 30, 2014 from $6.5 million at December 31, 2013 and net charge-offs remain low at $365 thousand for the nine months ending September 30, 2014 compared to $597 thousand for the nine months ended September 30, 2013.  We believe the balance of residential reserves was appropriate given the decrease in delinquencies and continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio increased $497 thousand to $8.8 million, or 1.4% of consumer loans, at September 30, 2014 compared to $8.3 million, or 1.3% of consumer loans, at December 31, 2013. Net charge-offs increased in this portfolio to $962 thousand for the nine months ending September 30, 2014 compared to $772 thousand for the nine months ended September 30, 2013 and delinquencies increased to $5.7 million at September 30, 2014 from $4.9 million at December 31, 2013.  We believe the increase in the consumer reserve was appropriate based on the slight overall increase in consumer loan delinquencies and charge-offs during the year.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2014, cash and cash equivalents totaled $232.4 million, including overnight investments of $185.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $798.6 million at September 30, 2014.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.75 billion at September 30, 2014, representing a decrease from $2.93 billion at December 31, 2013. The decrease in core deposits was driven by a $164.0 million decrease in municipal deposits, which was consistent with the planned run-off of higher cost non-relationship-based municipal deposits. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and Federal Home Loan Bank advances. Aggregate wholesale funding totaled $366.2 million at September 30, 2014, compared to $374.8 million as of December 31, 2013. In addition, at September 30, 2014, we had arrangements to borrow up to $1.2 billion from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia. At September 30, 2014, we had $195.0 million of Federal Home Loan advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2014, Beneficial Bank had $23.1 million in loan commitments outstanding, which consisted of $17.3 million and $5.8 million in commercial and consumer commitments to fund loans, respectively, $188.3 million in commercial and consumer unused lines of credit, and $7.1 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2014 totaled $382.5 million, or 54.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At September 30, 2014, the Company (stand-alone) had liquid assets of $12.6 million.

Contractual Obligations — The following table presents certain of our contractual obligations at September 30, 2014:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$250,383	$60,000	$145,000	$20,000	$25,383
Commitments to fund loans	23,115	23,115	—	—	—
Unused lines of credit	188,307	101,553	8,574	37,925	40,255
Standby letters of credit	7,114	5,757	337	20	1,000
Operating lease obligations	58,644	5,390	9,668	8,493	35,093
Total	$527,563	$195,815	$163,579	$66,438	$101,731

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

Capital Management — The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2014, the Bank exceeded all of our regulatory capital requirements and was considered “well capitalized” under the regulatory guidelines.

Credit Risk Management.  The objective of our credit risk management strategy is to quantify and manage credit risk, as well as to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification within the loan portfolio and monitoring. Our lending practices include conservative exposure limits and underwriting, documentation, and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. The Board has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans greater than $5.0 million must be approved by a Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Shared national credits must be approved by the Director Loan Committee of the Bank’s Board, and is comprised of senior Bank officers and five non-employee Board members. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. We charge off the collateral or cash flow deficiency on all loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolios.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of September 30, 2014, approximately 94.9% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2014, approximately 3.7% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 1.4% of the investment portfolio was not rated. Securities not rated consist primarily of short-term municipal anticipation notes, private placement municipal bonds, equity securities and mutual funds.

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

For the nine months ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Bank’s Asset/Liability Management Committee produces reports on a quarterly basis, which compare current baseline positions (no interest rate change) showing forecasted net income, the economic value of equity and the duration of individual asset and liability classes, and of equity. Duration is defined as the weighted average time to the receipt of the present value of future cash flows. These baseline forecasts are subjected to a series of interest rate changes in order to demonstrate or model the specific impact of the interest rate scenario tested on income, equity and duration.  The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure the interest rate risk exposure present in our current asset/liability structure.

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at September 30, 2014.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2014:

Basis point change in rates (Dollars in thousands)	-200	Base Forecast	+200
Net Interest Income at Risk:
Net Interest Income	$99,110	$114,380	$112,447
% change	(13.35)%		(1.69)%

Economic Value at Risk:
Equity	$705,461	$775,077	$731,605
% change	(8.98)%		(5.61)%

As of September 30, 2014, based on the scenarios above, net interest income at risk and economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our September 30, 2014 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2014.  The Company is no longer repurchasing shares due to the second step stock offering.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31	315,744	$13.28	315,500	1,205,029
August 1-31	135,000	13.39	135,000	1,070,029
September 1-30	—	—	—	1,070,029

(1)         On October 24, 2013, the Company announced that its Board of Directors had adopted a stock repurchase program enabling the Company to acquire up to 4,000,000, or 12.0%, of the Company’s outstanding common stock not held by Beneficial Savings Bank MHC, the Company’s parent mutual holding company. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

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

Item 6.  Exhibits

3.1          Charter of Beneficial Mutual Bancorp, Inc. (1)

3.2          Bylaws of Beneficial Mutual Bancorp, Inc. (2)

4.0                               Form of Common Stock Certificate of Beneficial Mutual Bancorp, Inc. (1)

10.1                        Severance Pay Plan for Eligible Employees of Beneficial Mutual Savings Bank *

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL MUTUAL BANCORP, INC.

Dated: November 3, 2014	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 3, 2014	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)